Form 10-K
period 2004-12-25
DUANE READE HOLDINGS INC
filed 2005-04-11
CIK 1279172

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 25, 2004.

Commission file number 1-13843

DUANE READE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	05-0599589 (IRS Employer Identification Number)
440 Ninth Avenue New York, New York (Address of principal executive offices)	10001 (Zip Code)
(212) 273-5700 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None.

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2): Yes ☐    No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Document None	Part of Form 10-K N/A

        Certain exhibits as listed on the Exhibit Index and filed with registrant's registration statements on Form S-1 (Nos. 333-41239 and 333-43313) under the Securities Act of 1933, as amended, are incorporated by reference into Part IV of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This and other of our public filings or public statements contain forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act and the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. These statements relate to future events or our future financial performance with respect to our financial condition, results of operations, business plans and strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products such as private label merchandise, plans and objectives of management, capital expenditures, growth and maturation of our stores and other matters. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential," "pro forma," "seek," or "continue" or the negative of those terms or other comparable terminology. These statements are only predictions and such expectations may prove to be incorrect. Some of the things that could cause our actual results to differ substantially from our expectations are:

  •
  the competitive environment in the drugstore industry in general and in the New York greater metropolitan area;

  •
  the ability to open and operate new stores on a profitable basis and the maturation of those stores and the ability to increase sales in existing stores;

  •
  the continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit management companies and other third party payers to reduce prescription reimbursement rates and pricing pressure from internet-based and mail-order-based providers;

  •
  our significant indebtedness;

  •
  the continued efforts of federal, state and municipal government agencies to reduce Medicaid reimbursement rates, modify Medicare benefits and/or reduce prescription drug costs;

  •
  the impact of the newly enacted Medicare Prescription Drug, Improvement and Modernization Act of 2003 (P.L. 108-179), or, the Medicare Drug Act, and the contemplated Medicare Part D benefit created thereunder;

  •
  the strength of the economy in general and the economic conditions in the New York greater metropolitan area including, in particular, seasonal and weather-related factors, special events, changes in consumer purchasing power and/or spending patterns;

  •
  changes in the cost of goods and services;

  •
  trends in the healthcare industry, including continued conversion of various prescription drugs to over-the-counter medications, negative publicity and the related sales declines for certain categories of drugs including Cox-2 inhibitors and the increasing market share of internet-based and mail-order-based providers;

  •
  employment disputes and labor disturbances including any resulting from the suspension or termination of our collective bargaining agreements;

  •
  changes in federal and state laws and regulations, including the potential impact of changes in regulations surrounding the importation of pharmaceuticals from foreign countries and changes in laws governing minimum wage requirements;

  •
  liability and other claims asserted against us, including the items discussed under "Business—Legal Proceedings";

  •
  the outcome of the legal proceedings that have been instituted against us and others following announcement of the acquisition of Duane Reade Inc.;

  •
  changes in our operating strategy or development plans;

  •
  our ability to attract, hire and retain qualified personnel, including our ability to attract qualified pharmacists;

  •
  interest rate fluctuations and changes in capital market conditions or other events affecting our ability to obtain necessary financing on favorable terms to fund the anticipated growth of our business;

  •
  the continued impact of, or new occurrences of, terrorist attacks in the New York greater metropolitan area and any actions that may be taken by federal, state or municipal authorities in response to or in anticipation of such occurrences;

  •
  changes in timing of our acquisition of stores and prescription files and capital expenditure plans;

  •
  our ability to continue to secure suitable new store locations under acceptable lease terms;

  •
  our ability to successfully implement and manage new computer systems and technologies;

  •
  our ability to limit fraud and shrink;

  •
  demographic changes; and

  •
  other risks and uncertainties detailed elsewhere in this filing and from time to time in our other filings with the Securities and Exchange Commission (the "SEC").

        We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this report. We do not, nor does any other person, assume responsibility for the accuracy and completeness of those statements.

        We caution you that the areas of risk described above may not be exhaustive. We operate in a continually changing business environment, and new risks emerge from time to time. Management cannot predict such new risks, nor can it assess the impact, if any, of such risks on our businesses or the extent to which any risk or combination of risks, may cause actual results to differ materially from those projected in any forward-looking statements. In light of these risks, uncertainties and assumptions, you should keep in mind that any forward-looking statement made in this filing might not occur.

PART I

ITEM 1. BUSINESS

The Acquisition

        On July 30, 2004, the Acquisition of Duane Reade Inc. was completed by Oak Hill Capital Partners LP. ("Oak Hill"), certain co-investors and members of our management team led by Anthony J. Cuti, our Chairman and Chief Executive Officer. As part of the Acquisition, Duane Reade Acquisition Corp., our wholly owned subsidiary merged with and into Duane Reade Inc., with Duane Reade Inc. remaining as the surviving corporation.

        As a result of the Acquisition, Duane Reade Inc.'s shares are no longer listed on the New York Stock Exchange, and we operate as a privately held company. Each share of Duane Reade Inc.'s common stock outstanding immediately prior to the Acquisition was converted into the right to receive $16.50 per share, without interest, in cash.

General

        We are the largest drugstore chain in New York City, which is the largest drugstore market in the United States in terms of sales volume, representing approximately 5.4% of domestic U.S. drugstore sales. In 2004, we believe that we led the drugstore market in the New York metropolitan area in sales of both back-end (pharmacy) and front-end (non-pharmacy) categories. We have grown our market share from approximately 25% in 1999 to approximately 30% in 2004 in the New York metropolitan area, where we enjoy strong brand recognition. We believe our strong market share, concentrated distribution capabilities and proven operating experience results in our low operating costs as a percentage of sales. As of December 25, 2004, we operated 134 of our 255 stores in Manhattan's high-traffic business and residential districts, representing over twice as many stores as our next largest competitor in Manhattan. In addition, at December 25, 2004, we operated 84 stores in New York's densely populated outer boroughs and 37 stores in the surrounding New York and New Jersey suburbs, including the Hudson River communities of northeastern New Jersey. Since opening our first store in 1960, we have successfully executed a marketing and operating strategy tailored to the unique characteristics of New York City, the most densely populated major market in the United States. Sales of higher margin front-end items accounted for approximately 49% of our total sales in fiscal 2004, one of the highest in the chain drug industry.

        We enjoy strong brand name recognition in the New York greater metropolitan area, which we believe results from our many locations in high-traffic areas of New York City, attractive window displays and signage, frequent radio advertising and the approximately 92 million shopping bags with the distinctive Duane Reade logo that were given to our customers in 2004. According to a survey conducted in the New York metropolitan area, approximately 95% of the people who live in Manhattan have shopped at a Duane Reade store.

        We have developed an operating strategy designed to capitalize on the unique characteristics of the New York greater metropolitan area, which include high-traffic volume, complex distribution logistics and high costs of occupancy, advertising and personnel. The key elements of our operating strategy are:

  •
  a convenient and value-oriented shopping experience;

  •
  a low cost operating structure supported by high per store sales volume and relatively low warehouse, distribution and advertising costs; and

  •
  a differentiated real estate strategy using flexible store formats.

        We believe that our competitive price format and broad product offerings provide a convenient and value-oriented shopping experience for our customers and help to build customer loyalty.

        Despite the high costs of operating in the New York greater metropolitan area, we have successfully achieved low operating cost margins due, in part, to high per store sales volume and relatively low warehouse, distribution and advertising costs. Our high volume stores generally allow us to effectively leverage occupancy costs, payroll and other store expenses. Our approximately 506,000 square foot primary distribution facility is centrally located in Maspeth, Queens, New York City. The facility is located within ten miles of approximately 85% of our stores, and none of our retail locations are more than approximately 50 miles from this facility. During fiscal 2003, we opened an additional approximately 165,000 square foot warehouse support facility in North Bergen, New Jersey. This support facility, which is used for seasonal and other slower-moving merchandise, enjoys similar proximity to most of our New York City locations while providing additional capacity and closer proximity to our expanding group of stores located in New Jersey. We believe that these two central locations result in our relatively low warehouse and distribution costs as a percentage of sales.

        We have demonstrated our ability to successfully operate stores using a wide variety of store configurations and sizes. Rather than confine our stores to a single, standardized format, we adapt our store design to a variety of sizes and configurations. We believe this strategy provides us with a competitive advantage, as many of our competitors target more standardized spaces, which are difficult to find in the New York greater metropolitan area. For example, our store sizes range from under 500 to 17,200 square feet, and we operate 45 bi-level stores. Our guiding principle in store selection has not been the shape of the space, but rather its strategic location in high-traffic areas in order to provide greater convenience to our customers. In addition, our management team has extensive experience with, and knowledge of, the New York greater metropolitan real estate market, allowing us to quickly and successfully pursue attractive real estate opportunities.

        As of December 25, 2004, we operated 255 stores, 16 of which were opened during fiscal 2004. During fiscal 2003 and 2002, we opened 17 stores and 32 stores, respectively. We closed two stores in 2004 and four stores in each of 2003 and 2002. Among the 16 new stores we opened during 2004, ten were in Manhattan, five were in the outer boroughs of New York City and one was in the densely populated, nearby suburbs. As of December 25, 2004, approximately 52% of our stores were in Manhattan, 33% were in the outer boroughs and 15% were located outside New York City. At December 25, 2004, we occupied 1.8 million square feet of retail space, approximately 5% more than at the end of fiscal 2003 and approximately 81% more than at the end of fiscal 1998. Approximately 47% of the stores we operated at December 25, 2004 had been opened since the beginning of fiscal 2000.

        Duane Reade GP, a New York general partnership was founded in 1960, and its parent, Duane Reade, Inc. operated as a public company from February 1998 through the completion of the July 30, 2004 Acquisition by Oak Hill.

        We maintain a company website at www.duanereade.com. We make copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed with or furnished to the SEC available to investors on or through our website free of charge as soon as reasonably practicable after we have electronically filed them with or furnished them to the SEC. The contents of our website do not constitute a portion of this report.

        The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room, located at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at which reports, proxy and information statements and other information regarding issuers that file electronically with the SEC are available. This website may be accessed at http://www.sec.gov.

COMPANY OPERATIONS

Front-End Merchandising

        Our overall front-end merchandising strategy is to provide a broad selection of competitively priced, branded and private label drugstore products available in the New York greater metropolitan area. To further enhance customer service and loyalty, we attempt to maintain a consistent in-stock position in all merchandise categories. We offer brand name and private label health and beauty care products (including over-the-counter items), food and beverage items, tobacco products, cosmetics, housewares, greeting cards, photofinishing services, photo supplies, seasonal and general merchandise and other products. Health and beauty care products represent our highest volume product categories. We allocate ample shelf space to popular brands of health and beauty care products. We also offer large sizes, which we believe appeal to the value consciousness of many New York consumers. We place convenience items, such as candy, snacks and seasonal goods, near the check-out registers to provide all customers with optimum convenience and to stimulate impulse purchases, while allowing the store employees to monitor those product categories that are particularly susceptible to theft.

        In addition to a wide array of branded products, we also offer our own private label products. Private label products provide customers with high-quality, lower priced alternatives to brand name products, while generating higher gross profit margins than brand name products. These offerings also enhance our reputation as a value-oriented retailer. We currently offer in excess of 900 private label products, which, in fiscal 2004, accounted for approximately 7.8% of non-pharmacy sales. We are targeting an expansion of our private label products to approximately 11% of front-end sales over the next three years. We believe that our strong brand image, reputation for quality and reliability in the New York City market, and our economies of scale in purchasing allow us to effectively manage an increasing assortment of private label goods that offer an alternative for increased value to the consumer with higher profitability than comparable branded products.

        We offer next-day photofinishing services in all of our stores, and from fiscal 2002 through 2004 we increased the number of stores with one-hour photofinishing departments from 33 to 105 stores. We believe that photofinishing services contribute significantly to sales of other merchandise categories because of the customer traffic increases that result from the customer visiting a store twice, in order to drop off film or digital media and to pick up the processed photos. Our in-store photo processing departments can all process both digital media and traditional film. We anticipate taking advantage of our customers' growing acceptance of digital cameras.

        We complement our product offerings with additional customer services such as ATMs, sales of lottery tickets, movie rentals and money transfer services. We believe these services enhance our convenience image and promote stronger customer loyalty.

Pharmacy

        We believe that our pharmacy business will continue to contribute significantly to our growth. We also believe that a larger pharmacy business will enhance customer loyalty and generate incremental customer traffic, which we believe is likely to increase sales of our wide variety of over-the-counter drugs and other non-pharmacy merchandise. Our prescription drug sales, as reflected by same-store pharmacy sales, grew by 5.0% in 2004 compared to 2003, and by 7.5% in 2003 compared to 2002. Sales of prescription drugs (including resales of certain retail inventory) represented 51.0% of total sales in 2004, compared to 46.7% of total sales in 2003 and 44.0% of total sales in 2002. The number of generic prescriptions filled represented 42.3% of total prescriptions filled in 2004, compared to 40.3% of total prescriptions filled in 2003 and 39.0% of total prescriptions filled in the 2002 fiscal year. This increase is significant as lower cost generic prescriptions generally carry higher profit margins and dollar profitability for each prescription dispensed. The increase in generic prescriptions filled is the result of several high volume branded drug patent expirations that have enabled the introduction of lower cost generic alternatives. We have also made several operational changes to improve overall consumer awareness of generic alternatives.

        We believe that our extensive network of conveniently located stores, strong local market position, pricing policies and reputation for high quality healthcare products and services provide a competitive advantage in attracting pharmacy business from individual customers as well as managed care organizations, insurance companies, employers and other third party payers. The percentage of our total prescription drug sales covered by third party plans increased to approximately 92.3% in 2004, as compared to approximately 91.4% in 2003 and approximately 90.2% in 2002.

        Gross margins on sales covered by third party plans are generally lower than other prescription drug sales because of the highly competitive nature of pricing for this business and the purchasing power of third party plans. During 2003, President Bush signed the Medicare Drug Act, which created a new Medicare Part D benefit that will expand Medicare coverage of prescription drugs for senior citizens not participating in third party plans. Those customers represent less than 2% of our total revenue. This new Medicare coverage is scheduled to take effect in 2006 and is expected to result in decreased pharmacy margins resulting from lower reimbursement rates than our current margins on prescriptions that are not subject to third party plan reimbursement. In June 2004, a temporary senior citizen prescription drug discount program furnished under this Medicare legislation was implemented and is expected to remain in effect until the full Medicare program takes effect in 2006. This temporary program also resulted in lower pharmacy margins than those realized on prescriptions that are not subject to third party plan reimbursement. Based on our experience over time, we believe that increased utilization of prescription drugs by senior citizens participating in the new programs will offset the effect of the lower margins on our revenues.

        We believe that the higher volume of pharmacy sales to third party plan customers offsets these lower gross profit margins and allows us to leverage other fixed store operating expenses. In addition, we believe that increased third party plan sales generate additional general merchandise sales by increasing customer traffic in our stores. As of December 25, 2004, we had contracts with over 200 third party plans, including virtually all major third party plans in our market areas. During fiscal 2004, New York Medicaid, the largest third party payer, represented approximately 19.3% and 9.8% of our pharmacy and chain sales, respectively.

        Medicaid reimbursement rates to drugstore providers are regulated under state administered programs. Over the last two years, a number of states experiencing budget deficits have moved to reduce Medicaid reimbursement rates to participating drugstore providers. In fiscal 2003 and again in fiscal 2004, New York State reduced Medicaid and Elderly Pharmaceutical Insurance Coverage ("EPIC") prescription reimbursement rates, adversely impacting our pharmacy gross margins. The most recent reductions became effective on October 1, 2004, and are expected to reduce reimbursements we receive by approximately $1.4 million on an annual basis. New Jersey reduced Medicaid reimbursement rates during 2003. The New York State legislature has also recently approved increases in co-payments by $1.00 per prescription for branded drugs and $0.50 per prescription for generics in the new budget which takes effect on April 1, 2005. Under the Medicaid guidelines, providers cannot refuse to dispense prescriptions to Medicaid recipients who claim they do not have the means to pay the required co-payments. Most Medicaid recipients do in fact decline to make the co-payments resulting in the requirement for the provider to absorb this cost. These increased co-payments for NY Medicaid are expected to result in further reduced reimbursements of approximately $1.4 million per year.

        While our pharmacy business has continued to lead our overall sales growth, the rate of growth in pharmacy prescription sales significantly declined during 2003 and 2004 as it has for most other chain drug retailers in our industry. This is attributable to a number of factors, including a decline in demand for hormonal replacement medications, increasing third party plan co-payments, negative publicity surrounding certain categories of drugs including Cox-2 inhibitors, conversion of certain prescription drugs to over-the-counter status, increased mail order and internet based penetration and generally high levels of unemployment relative to the U.S. average that reduce the number of customers with prescription coverage insurance plans. These trends, along with the continued pressure on the part of third party plans to reduce reimbursement rates to participating providers, combined with a number of other factors to reduce our overall profitability during 2003 and 2004.

        In 1999, we launched our central fill facility, a service initiative aimed at improving customer service at our higher volume pharmacies and, we believe, the first of its kind in the chain drugstore industry. Our central fill facility, which receives orders via internet, phone or fax from customers and physicians, determines which prescriptions can be most efficiently filled centrally and forwards the balance to the local stores. The selected prescriptions are filled and then delivered to the appropriate store in advance of the scheduled pickup, thereby reducing waiting times during peak periods.

        We believe the central fill facility has several distinct advantages. One such advantage is improved inventory management, as stores supported by the facility are able to reduce their on-hand quantities of higher cost, slower turning drugs. We believe this is a substantial advantage because a majority of available drugs are prescribed infrequently. The 1,000 most popular drugs sold by us account for more than 90% of all prescription purchases by our customers, with the remaining 1,500 accounting for less than 10%. We believe it is more efficient to keep the bulk of this less frequently requested inventory in a central location rather than spread throughout the stores.

        Dispensing accuracy can also be improved through the central fill facility because it permits the utilization of large, automated dispensing machines, which would be too expensive for use in individual stores. We believe the cost of filling prescriptions is reduced and customer service is enhanced because in-store pharmacy staff members have more time to handle prescriptions required on a more immediate basis, as well as to provide customer counseling. At December 25, 2004, this facility serviced 128 of our stores and approximately 3,300 prescriptions per day, reflecting an increase of approximately 18.0% compared to the daily volume at the end of fiscal 2003.

        Another important component of our pharmacy growth strategy is the continued acquisition of customer prescription files from independent pharmacies in market areas currently served by existing Duane Reade stores. In 2004, we purchased the prescription files of eight pharmacies. When appropriate, we will retain the services of the corresponding pharmacist, whose personal relationship with the customers generally enhances the retention rate of customers associated with the purchased file. Given the large number of independent pharmacies in the New York greater metropolitan area, we believe that these stores present additional future acquisition opportunities.

        All of our pharmacies are linked by computer systems that enable them to provide customers with a broad range of services. Our pharmacy computer network profiles customer medical and other relevant information, supplies customers with information concerning their drug purchases for income tax and insurance purposes and prepares prescription labels and receipts. The computer network also expedites transactions with third party plans by electronically transmitting prescription information directly to the third party plan and providing on-line adjudication. At the time of sale, on-line adjudication confirms customer eligibility, prescription coverage, pricing and co-payment requirements and automatically bills the respective plan. On-line adjudication also reduces losses from rejected claims and eliminates a portion of our administrative burden related to the billing and collection of receivables and related costs.

        During 2003, we piloted an in-store pharmacy kiosk system that enables customers to interact with a pharmacist located at our central fill facility. These kiosks also contain a digital scanning device designed to transmit customers' prescriptions to our central fill facility for processing and delivery to the customer's store of choice or directly to the customer through our home delivery service. The kiosks are designed to reduce store-level wait times while providing a more cost-effective means of servicing customers during peak activity periods. At December 25, 2004 there were approximately 36 kiosks operating in remote locations, including hospitals, physician's offices, independent living facilities and major employers.

Internet

        We operate an interactive website, www.duanereade.com, which customers may use to access company information, refill prescriptions and purchase over-the-counter medications as well as health and beauty care products and other non-pharmacy items. Internet-based purchases are available for both front-end and pharmacy products and can be delivered directly to the customer or made available at the customer's store of choice for pickup. Our strategy has been to develop the website as an additional vehicle to deliver superior customer service, further supporting our strength as a "brick-and-mortar" retailer. While sales generated on the website to date have been immaterial to our business overall, we believe www.duanereade.com has better positioned us to mitigate some of the adverse impact of mail-order and internet-based pharmacy distributors.

Store Operations

        Our stores range in size from under 500 to 17,200 square feet, with an average of 7,035 square feet per store as of December 25, 2004. Our stores are designed to facilitate customer movement and convenience. We believe that our shelf configurations allow customers to find merchandise easily and allows store managers, security guards, cashiers and stock clerks to effectively monitor customer behavior. We attempt to group merchandise logically in order to enable customers to locate items quickly and to stimulate impulse purchases.

        We establish each store's hours of operation in an attempt to best serve customer traffic patterns and purchasing habits and to optimize store labor productivity. Most stores in Manhattan's business districts are generally open five days per week. In residential and certain business/shopping districts, stores are open six or seven days per week, with a heavy emphasis on convenient, early morning openings and late evening closings. At December 25, 2004, 55 of our stores were open 24 hours a day. We intend to continue to identify stores where we believe extended operating hours would improve customer service and convenience and contribute to our profitability. Many of our stores offer delivery services as an added customer convenience. Customers can arrange for delivery by phone, fax, internet or at the store. Each store is supervised by a store manager and one or more assistant store managers. Stores are supplied by deliveries from our primary warehouse located in Maspeth, Queens, New York City and, for certain seasonal items, from our secondary distribution facility located in North Bergen, New Jersey, from one to as many as five times per week based on their volume and size constraints. This delivery frequency allows the stores to maintain a high in-stock position, maximize utilization of store selling space and minimize the amount of inventory required to be in the stores.

Purchasing and Distribution

        We purchase approximately 95% of our non-pharmacy merchandise directly from manufacturers. We distribute approximately 84% of our non-pharmacy merchandise through our warehouses and receive direct-to-store deliveries for approximately 16% of our non-pharmacy purchases. Direct-to-store deliveries are made primarily for greeting cards, photofinishing, convenience foods and beverages. In total, we purchase from over 1,000 vendors. We believe that there are ample sources of supply for the merchandise we currently sell, and that the loss of any one non-pharmacy supplier would not have a material effect on our business.

        We manage non-pharmacy purchasing through a combination of forward buying and vendor discount buying in ways that we believe maximize our buying power. For example, we use a computerized forecasting and inventory investment program that is designed to determine optimal forward buying quantities before an announced or anticipated price increase has been implemented. By forward buying, we stock up on regularly carried items when manufacturers temporarily reduce the cost of goods or when a price increase has been announced or is anticipated. Forward buying activity has the potential to influence our inventory levels.

        We generally purchase prescription medications under long-term supply agreements. Approximately 44% of our pharmacy inventory at December 25, 2004 was shipped directly to our stores on a consignment basis.

        We currently operate two warehouses, one of which is centrally located in Maspeth, Queens, New York City, and the other of which is located in the northern New Jersey community of North Bergen. The primary Maspeth warehouse, which is approximately 506,000 square feet, is located within ten miles of approximately 85% of our stores, and within approximately 50 miles of our farthest outlying locations. The North Bergen location, which is used for seasonal and other slower-moving merchandise, is also located within a convenient distance of a majority of our stores. The close proximity of the warehouses to the stores allows us to supply the stores frequently, thereby minimizing inventory and maximizing distribution economies. We also operate a fleet of trucks and vans, which we use for deliveries from the warehouses to the stores.

Advertising and Promotion

        We regularly promote key items at reduced retail prices during promotional periods. We also use store window banners and in-store signs to communicate savings and value to shoppers. We distributed over 92 million bags with the highly recognizable Duane Reade logo in 2004, helping to promote our name throughout the New York greater metropolitan area. We usually do not rely heavily on distributed print media to promote our core market stores but, because of our strong brand recognition and high-traffic locations, we typically rely on store window signage and displays as our primary method of advertising. We also employ radio advertising that focuses on our convenient locations and timely seasonal promotions.

        In November 1999, we launched the Dollar Rewards Club, the first major chain-wide "loyalty card" in the drugstore industry, to provide frequent shoppers with additional discounts. Membership currently exceeds 4.0 million members. Our recent statistics indicate that the average Dollar Rewards card member spends approximately 60% more per visit than does a non-member. The Dollar Rewards Club promotional offerings were expanded during the first quarter of 2005 to include an ongoing program of customer awards based on their volume of purchases. The loyalty card also enables us to tailor many of our promotions to the needs of these more frequent shoppers. Members of the Dollar Rewards Club may use their loyalty cards when making purchases through our website, www.duanereade.com.

Management Information Systems

        We have modern pharmacy and inventory management information systems. The pharmacy system, PDX, has reduced the processing time for electronic reimbursement approval for prescriptions from third party plans. We use scanning point-of-sale, or POS, systems in each of our stores. These systems allow better control of pricing, inventory and shrink. POS also provides sales analysis that allows for improved labor scheduling and helps optimize product shelf space allocation and design by allowing detailed analysis of stock-keeping unit sales.

        We utilize a fully automated computer-assisted merchandise replenishment system for store front-end orders sourced through our distribution centers. This system uses item-specific and store-specific sales history to produce "suggested" orders for each store, which can be accepted or modified by the stores before being released to the distribution centers.

        We use radio frequency hand held scanning devices to communicate directly with our central processor located at our headquarters facility and permit real-time updates of adjustments to on-hand quantities in our perpetual inventory system. These devices are also used to support inventory ordering, transfers, price changes and direct store deliveries. In 2002, we completed the implementation of a full chain-wide specific item cost-based inventory tracking and valuation system. We believe this system provides improved controls over inventory management and shrink-related losses. During 2003, we implemented a new computerized in-store shelf labeling system designed to improve pricing accuracy, upgrade our ability to communicate item prices to our customers and reduce the costs associated with processing weekly price changes.

Competition

        Our stores compete on the basis of convenience of location and store layout, product mix, selection, customer service and price. The New York City drugstore market is highly fragmented due to the complexities and costs of doing business in the most densely populated area of the country. We believe the diverse labor pool, local customer needs and complex real estate market in New York City all favor regional chains and independent operators that are familiar with the market. We tailor our store format to meet all of these requirements, which has proven successful in the business and residential neighborhoods of Manhattan, as well as the outer boroughs and surrounding areas.

        Our primary competition comes from over 700 independent pharmacies located in New York City, as well as stores operated by major drugstore chains including CVS, Rite Aid and Walgreens. We believe that we have significant competitive advantages over independent drugstores in New York City. These include purchasing economies of scale, two strategically located warehouses that minimize store inventory and maximize selling space, a broad line of in-stock, brand name merchandise, the ability to offer a broad range of value-oriented private label products and a convenient store format. Against major drug chain competition, we enjoy the advantages of strategically located warehouses, a larger number of convenient locations and greater experience operating stores in the New York greater metropolitan area.

        We also compete to a lesser extent with other classes of retail trade, including supermarkets, mass merchants and Canadian imports. We believe that our concentration in the densely populated New York City market limits the ability of big box retailers and supermarkets to expand meaningfully in many of our prime trading areas.

        An adverse trend for drugstore retailing has been the rapid growth in mail-order and internet-based prescription processors. These prescription distribution methods have grown in market share relative to drugstores as a result of the rapid rise in drug costs experienced in recent years. Mail-order prescription distribution methods are perceived by employers and insurers as being less costly than traditional distribution methods and are being mandated by an increasing number of third party pharmacy benefit managers, many of which also own and manage mail-order distribution operations. In addition to these forms of mail-order distribution, there have also been an increasing number of internet-based prescription distributors that specialize in offering certain high demand lifestyle drugs at deeply discounted prices. A number of these internet-based distributors operate illicitly and outside the reach of regulations that govern legitimate drug retailers. These alternate distribution channels have acted to restrain the rate of sales growth for traditional chain drug retailers in the last few years.

        Drugstore chains have increased their market share from 40.0% of prescription sales in 1996 to approximately 42.0% in 2004, while mail-order market share has increased from approximately 12.0% in 1996 to approximately 18.0% in 2004, predominantly at the expense of independent drug retailers. We expect the increase in market share for mail-order to continue, which will continue to restrain growth for market participants and cause negative pricing pressure. While mail-order market shares are expected to continue to increase, we believe that the use of mail-order is limited due to the time delay associated with mail-order sales, which limits the ability of customers to use this channel to obtain drugs to treat acute conditions. Approximately 45% of our new prescriptions are for acute cases. Further, we believe the cost savings associated with mail-order prescriptions are generally achieved through large volume orders, and typically orders of less than a 90-day supply will cost the same or more than a retail purchase due to shipping costs.

        In the New York metropolitan area, mail-order sales represent approximately 12.0% of prescription drug sales versus 18.0% nationally. We believe the New York metropolitan area is naturally resistant to mail-order penetration because the high relative population density allows for closely spaced drugstores. As a result, most people live in close proximity to a pharmacy, thus mitigating the convenience edge traditionally enjoyed by mail-order operators in most rural and suburban environments.

Government Regulation

        Our business is subject to extensive federal, state and local regulations. These regulations cover required qualifications, day to day operations, reimbursement and documentation of activities. We continuously monitor the effects of regulatory activity on our pharmacy and non-pharmacy related operations.

Licensure and Registration Laws

        New York and New Jersey require that companies operating a pharmacy within the state be licensed by the state board of pharmacy. We currently have pharmacy licenses for each pharmacy we operate in New York and New Jersey including our central fill facility. In addition, our pharmacies are required to be registered with state and federal authorities under statutes governing the regulation of controlled substances. Pharmacists who provide services on our behalf are required to obtain and maintain professional licenses and are subject to state regulations regarding professional standards of conduct. Each of our pharmacists located in New York is required to be licensed by the State of New York. The State of New Jersey requires the pharmacists employed at our stores in New Jersey to be licensed.

Medicare and Medicaid

        The pharmacy business operates under regulatory and cost containment pressures from federal and state legislation primarily affecting Medicaid and, to a lesser extent, Medicare.

        We receive reimbursement from government sponsored third party plans, including Medicaid and Medicare, non-government third party plans such as managed care organizations and also directly from individuals (i.e. private-pay). For the 2004 fiscal year, our pharmacy payer mix, as a percentage of total prescription sales, was approximately 68% managed care organizations, 24% Medicaid/Medicare and 8% private-pay. Pricing for private-pay patients is based on prevailing regional market rates. However, federal laws and regulations contain a variety of requirements relating to the reimbursement and furnishing of prescription drugs under Medicaid. First, states are given authority, subject to applicable standards, to limit or specify conditions for the coverage of some drugs. Second, as discussed below, federal Medicaid law establishes standards for pharmacy practice, including patient counseling and drug utilization review. Third, federal regulations impose reimbursement requirements for prescription drugs furnished to Medicaid beneficiaries. Prescription drug benefits under Medicare are significantly more limited than those available under Medicaid and the effects of the newly enacted "Medicare Prescription Drug, Improvement, and Modernization Act of 2003" (P.L. 108-173), or the Medicare Drug Act, on us are uncertain at this time. In addition to requirements mandated by federal law, individual states have substantial discretion in determining administrative, coverage, eligibility and reimbursement policies under their respective state Medicaid programs that may affect our pharmacy operations.

        The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, executive orders and freezes and funding restrictions, all of which may significantly impact our pharmacy operations. We cannot assure you that payments for pharmaceuticals under the Medicare and Medicaid programs will continue to be based on current methodologies or even remain similar to present levels. We may be subject to rate reductions as a result of federal or state budgetary constraints or other legislative changes related to the Medicare and Medicaid programs including, but not limited to, the contemplated Medicare Part D drug benefit that was created pursuant to the Medicare Drug Act. In fiscal 2003 and again in fiscal 2004, New York State reduced Medicaid and EPIC prescription reimbursement rates, adversely impacting our pharmacy gross margins. The most recent reductions became effective on October 1, 2004, and are expected to reduce reimbursements to us by approximately $1.4 million on an annual basis. New Jersey also reduced Medicaid reimbursement rates during 2003.

Fraud and Abuse Laws

        We are subject to federal and state laws and regulations governing financial and other arrangements between healthcare providers. Commonly referred to as the Fraud and Abuse laws, these laws prohibit certain financial relationships between pharmacies and physicians, vendors and other referral sources. During the last several years, there has been substantially increased scrutiny and enforcement activity by both government agencies and the private plaintiffs' bar relating to pharmaceutical marketing practices under the Fraud and Abuse laws. Five of the largest retail pharmacies in the U.S. were served with document requests in connection with a Congressional investigation into Medicaid fraud, waste and abuse. Violations of Fraud and Abuse laws and regulations could subject us to, among other things, significant fines, penalties, injunctive relief, pharmacy shutdowns and possible exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid. Changes in healthcare laws or new interpretations of existing laws may significantly affect our pharmacy business. Some of the Fraud and Abuse Laws that have been applied in the pharmaceutical industry include:

        Federal Anti-Kickback Statute:    The federal anti-kickback statute, Section 1128B(b) of the Social Security Act (42 U.S.C. 1320a-7b(b)), prohibits, among other things, the knowing and willful offer, payment, solicitation or acceptance of remuneration, directly or indirectly, in return for referring an individual to a provider of services for which payment may be made in whole or in part under a federal healthcare program, including the Medicare or Medicaid programs. Remuneration has been interpreted to include any type of cash or in-kind benefit, including long-term credit arrangements, gifts, supplies, equipment, prescription switching fees, or the furnishing of business machines. Several courts have found that the anti-kickback statute is violated if any purpose of the remuneration, not just the primary purpose, is to induce referrals.

        Potential sanctions for violations of the anti-kickback statute include felony convictions, imprisonment, substantial criminal fines and exclusion from participation in any federal healthcare program, including the Medicare and Medicaid programs. Violations may also give rise to civil monetary penalties in the amount of $50,000, plus treble damages.

        Although we believe that our relationships with vendors, physicians, and other potential referral sources have been structured in compliance with Fraud and Abuse laws, including the federal anti-kickback statute, the Department of Health and Human Services has acknowledged in its pharmaceutical industry compliance guidance that many common business activities potentially implicate the anti-kickback statute. We cannot offer any assurance that a government enforcement agency, private litigant, or court will not interpret our business relations to violate the Fraud and Abuse laws.

        The False Claims Act:    Under the False Claims Act, or the FCA, civil penalties may be imposed upon any person who, among other things, knowingly or recklessly submits, or causes the submission of false or fraudulent claims for payment to the federal government, for example in connection with Medicare and Medicaid. Any person who knowingly or recklessly makes or uses a false record or statement in support of a false claim, or to avoid paying amounts owed to the federal government, may also be subject to damages and penalties under the False Claims Act.

        Moreover, private individuals may bring qui tam, or "whistle blower," suits under the False Claims Act, and may receive a portion of amounts recovered on behalf of the federal government. Such actions must be filed under seal pending their review by the Department of Justice. Penalties of between $5,500 and $11,000 and treble damages may be imposed for each violation of the FCA. Several federal district courts have held that the False Claims Act may apply to claims for reimbursement when an underlying service was delivered in violation of other laws or regulations, including the anti-kickback statute.

        In addition to the False Claims Act, the federal government has other civil and criminal statutes, which may be utilized if the government suspects that we have submitted false claims. Criminal provisions that are similar to the False Claims Act provide that if a corporation is convicted of presenting a claim or making a statement that it knows to be false, fictitious or fraudulent to any federal agency, it may be fined not more than twice any pecuniary gain to the corporation, or, in the alternative, no more than $500,000 per offense. Many states also have similar false claims statutes that impose liability for the types of acts prohibited by the FCA, and bills for state false claims laws similar to the federal FCA have recently been introduced in the New York and New Jersey legislatures. Finally, the submission of false claims may result in termination of our participation in federal or state healthcare programs. Members of management and persons who actively participate in the submission of false claims can also be excluded from participation in federal healthcare programs.

        We believe that we have sufficient procedures in place to provide for the accurate completion of claim forms and requests for payment. Nonetheless, given the complexities of the Medicare and Medicaid programs, we may code or bill in error, and such claims for payment may be treated as false claims by the enforcing agency or a private litigant.

Drug Utilization Review

        The Omnibus Budget Reconciliation Act of 1990, or OBRA 90, establishes a number of regulations regarding state Medicaid prescription drug benefits. Although OBRA 90 primarily focuses on drug manufacturers' obligations to provide drug rebates under state Medicaid programs, it also requires states to create drug utilization review, or DUR, requirements in order to combat fraud, abuse, gross overuse, inappropriate or medically unnecessary care as well as to educate patients about potential adverse reactions. DUR requires pharmacists to discuss with patients relevant information in connection with dispensing drugs to patients. This information may include the name and description of the medication, route and dosage form of the drug therapy, special directions and precautions for patients, side effects, storage, refill and what a patient should do upon a missed dosage. Under DUR requirements, pharmacists are also required to make a reasonable effort to obtain the patient's identification information, medical and drug reaction history and to keep notes relevant to an individual's drug therapy. We believe our pharmacists provide the required drug use consultation with our customers.

Healthcare Information Practices

        The Health Insurance Portability and Accountability Act of 1996, or HIPAA, sets forth standards for electronic transactions; unique provider, employer, health plan and patient identifiers; security and electronic signatures as well as privacy protections relating to the exchange of individually identifiable health information. The Department of Health and Human Services, or DHHS, has released several rules mandating compliance with the standards set forth under HIPAA. We believe our pharmacies achieved compliance with DHHS's standards governing the privacy of the use and disclosure of individually identifiable health information by the required compliance date of April 14, 2003. In addition, we implemented the uniform standards governing common healthcare transactions by the required compliance date of October 16, 2003. Finally, management has taken or will undertake all appropriate steps necessary to achieve compliance with other HIPAA rules, as applicable, including the security rule, the standard unique employer identifier rule, the standard health care provider identifier rule, and the enforcement rule. The HIPAA Security rule becomes effective on April 20, 2005.

        We continue to evaluate the effect of the HIPAA standards on our business. At this time, management believes that our pharmacies have taken all appropriate steps to achieve compliance with the HIPAA requirements. However, by letter dated October 25, 2004, we were notified by the Department of Health and Human Services Office for Civil Rights that it is informally investigating a complaint regarding an alleged violation of the HIPAA privacy standards by a Duane Reade employee. We have cooperated with the DHHS in their investigation. We do not believe that the complaint is likely to result in actions by the DHHS that would have a material adverse effect on our operations. Moreover, HIPAA compliance is an ongoing process that will require continued attention and adaptation even after the official compliance dates. Management does not currently believe that the cost of compliance with the existing HIPAA requirements will be material to us; however, management cannot predict the cost of future compliance with HIPAA requirements. Noncompliance with HIPAA may result in criminal penalties and civil sanctions. The HIPAA standards have increased our regulatory and compliance burden and have significantly affected the manner in which our pharmacies use and disclose health information, both internally and with other entities.

        In addition to the HIPAA restrictions relating to the exchange of healthcare information, individual states have adopted laws protecting the confidentiality of patient information which impact the manner in which pharmacy records are maintained. Violation of patient confidentiality rights under common law, state or federal law could give rise to damages, penalties, civil or criminal fines and/or injunctive relief. We believe that our pharmacy operations and prescription file-buying program are in compliance with federal and state privacy protections. However, an enforcement agency or court may find a violation of state or federal privacy protections arising from our pharmacy operations or our prescription file-buying program.

Healthcare Reform and Federal Budget Legislation

        In recent years, Congress has passed a number of federal laws that have created major changes in the healthcare system. In December 2000, the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000, or BIPA, was signed into law. Generally, BIPA, which became effective in April 2001, included provisions designed to further mitigate the reimbursement cuts contained in the Balanced Budget Act of 1997. BIPA also clarified the government's policy with regard to coverage of drugs and biologics, and addressed certain reimbursement issues. BIPA mandated a study by the General Accounting Office regarding payment for drugs and biologics under Medicare Part B, and required the General Accounting Office to report to the secretary of the DHHS specific recommendations for revised payment methodologies. BIPA established a temporary moratorium on direct or indirect reductions, but not increases, in payment rates in effect on January 1, 2001.

        BIPA also addressed attempts to modify the calculation of average wholesale prices of drugs, or AWPs, upon which Medicare and Medicaid pharmacy reimbursement has been based. The federal government has been actively investigating whether pharmaceutical manufacturers have been improperly manipulating average wholesale prices, and several pharmaceutical manufacturers have paid significant civil and criminal penalties to resolve litigation relating to allegedly improper practices affecting AWP.

        In response to BIPA and other criticisms of AWP pricing methodologies, the recently enacted Medicare Drug Act described above contains a number of drug pricing reforms, some of which were effective January 1, 2004. The new Medicare Part D drug benefit goes into effect on January 1, 2006. Prior to January 1, 2006, Medicare beneficiaries are able to receive some assistance with their prescription drug costs through a prescription drug discount card program which began in June, 2004. This discount card program gives enrollees access to negotiated discount prices for prescription drugs.

        On January 28, 2005, the Centers for Medicare and Medicaid Services, or CMS, published a final rule to implement the Medicare Part D drug benefit. Under the Medicare Part D drug benefit, Medicare beneficiaries will be able to enroll in prescription drug plans offered by private entities or, to the extent private entities fail to offer a plan in a given area, through a government contractor. Medicare Part D prescription drug plans will include both plans providing the drug benefit on a stand alone basis and Medicare Advantage plans that provide drug coverage as a supplement to an existing medical benefit under the applicable Medicare Advantage plan. Pursuant to the CMS final rule, we will be reimbursed for drugs that we provide to enrollees of a given Medicare Part D prescription drug plan in accordance with the terms of the agreements negotiated between the Medicare Part D plan and us. We intend to negotiate agreements with the Medicare Part D plans in our market areas. However, until these agreements are negotiated, we are not in a position to determine the changes, if any, we may have to make to the terms and conditions under which we provide prescription drugs to Medicare beneficiaries who become enrollees under the Medicare Part D plans.

        CMS is continuing to issue subregulatory guidances on many additional aspects of the CMS final rule. We are monitoring these government pronouncements and statements of guidance and we cannot predict at this time the ultimate effect of the CMS final rule or other potential developments relating to its implementation on our business or results of operations.

        Beginning January 1, 2005, many drugs are being reimbursed under new pricing methodologies. Although reporting obligations that currently arise under the AWP system and Medicaid Best Price statutes are imposed on pharmaceutical manufacturers, current and future changes in pricing methodologies may affect reimbursement rates, pharmaceutical marketing practices and the offering of discounts and incentives to purchasers, including retail pharmacies, in ways that are uncertain at this time.

        It is uncertain at this time what additional healthcare reform initiatives, if any, will be implemented, or whether there will be other changes in the administration of governmental healthcare programs or interpretations of governmental policies or other changes affecting the healthcare system. We cannot assure you that future healthcare or budget legislation or other changes, including those referenced above, will not materially adversely impact our pharmacy business.

Non-Healthcare Licenses

        We have been granted cigarette tax stamping licenses from the State of New York and the City of New York, which permit us to buy cigarettes directly from the manufacturers and stamp the cigarettes ourselves. Our stores possess cigarette tax retail dealer licenses issued by the State of New York, the City of New York and the State of New Jersey. In addition, a number of our stores possess beer licenses issued by the State of New York. We seek to comply with all of these licensing and registration requirements and continue to actively monitor our compliance. By virtue of these license and registration requirements, we are obligated to observe certain rules and regulations, and a violation of these rules and regulations could result in suspension or revocation of one or more licenses or registrations and/or the imposition of monetary penalties or fines.

Employees

        As of December 25, 2004, we had approximately 6,300 employees, 80% of whom were full time. Unions represent approximately 4,600 of our employees. Non-union employees include employees at corporate headquarters, store and warehouse management and most part-time employees, as well as approximately 40% of our store pharmacists. The distribution facility employees are represented by the International Brotherhood of Teamsters, Chauffeurs and Warehousemen and Helpers of America, Local 815. Our three year contract with this union expires on August 31, 2005. Employees in 139 stores are represented by the Allied Trades Council, or ATC, and other stores are represented by Local 340A

New York Joint Board, UNITE AFL CIO, or UNITE. On August 31, 2001, our collective bargaining agreement with the ATC expired after we were unable to reach agreement with the ATC on terms for a successor agreement. The ATC unsuccessfully attempted to strike at some of our stores, but our employees remained at work at all times and have been working under the terms of our December 6, 2001 implemented contract with the ATC, which expired on August 31, 2004. We are a respondent in a National Labor Relations Board, or NLRB, administrative proceeding regarding a dispute with the ATC over whether a negotiating impasse was reached between us and the ATC. See Item 3 "Legal Proceedings". Our current contract with UNITE expired on March 31, 2005. We are in discussions with UNITE regarding an extension of this contract.

Intellectual Property

        The name "Duane Reade" and the "DR" logo are registered trademarks. We believe that we have developed strong brand awareness within the New York City area. As a result, we regard the Duane Reade logo as a valuable asset. In September of 1998, we acquired 29 Rock Bottom stores which we converted to the Duane Reade format in the 1999 fiscal year. In addition, in connection with the Rock Bottom acquisition, we acquired the "Rock Bottom" name and the "Rock Bottom" logo, each of which are registered trademarks. In 2002, we introduced a new private label cosmetic line that sells under the brand name "apt.5." We have filed trademark applications for the "apt.5" name and "apt.5" logo. In 2003, we filed a patent application for our pharmacy kiosk. We currently have a "patent pending" status on our pharmacy kiosk invention.

ITEM 2. PROPERTIES

        As of December 25, 2004, we were operating stores in the following locations:

No. of Stores
Manhattan, NY	134
Brooklyn, NY	34
Queens, NY	29
New Jersey	14
Nassau County, NY	12
Bronx, NY	11
Staten Island, NY	10
Westchester County, NY	7
Suffolk County, NY	3
Rockland County, NY	1

Total	255

        With the exception of two stores, all of our stores operated at December 25, 2004 are leased. Store leases generally average initial terms of 12 to 15 years. The average year of expiration for stores operating as of December 25, 2004 is 2014. Lease rates are generally subject to scheduled increases that average approximately 12% every five years. The following table sets forth the lease expiration dates of our leased stores on an annual basis through 2009 and thereafter. Of the 62 stores with leases expiring by December 31, 2009, 28 have renewal options.

Year	No. of Leases Expiring	Number With Renewal Options
2005	5	1
2006	6	3
2007	15	7
2008	20	12
2009	16	5
Thereafter	191	95

        We occupy approximately 70,000 square feet for our corporate headquarters, located in Manhattan, New York City, under a lease that expires in 2012.

        We occupy an approximately 506,000 square foot warehouse in Maspeth, Queens, New York City under a lease that expires in 2017.

        We occupy an approximately 165,000 square foot warehouse in North Bergen, New Jersey under a lease that expires in 2008.

ITEM 3. LEGAL PROCEEDINGS

        We are party to legal actions arising in the ordinary course of business. Based on information presently available to us, we believe that we have adequate legal defenses or insurance coverage for these actions and that the ultimate outcome of these actions will not have a material, adverse effect on the financial position, results of operations or cash flows of our company. In addition, we are a party to the following legal actions and matters:

        During 2002, we initiated a legal action against our former property insurance carrier, in an attempt to recover what we believe to be a fair and reasonable settlement for the business interruption portion of our claim originating from the September 11, 2001 World Trade Center terrorist attack, during which our single highest volume and most profitable store was completely destroyed. The claim is pending before the United States District Court for the Southern District of New York. In September 2003, a trial on certain issues was held regarding some of the matters at issue in the litigation, including whether we would have obtained a renewal of our lease at the World Trade Center. We have received a favorable ruling on this and other legal issues in the case and now the matter has moved into an appraisal process. The appraisal process involves two appraisers and an arbitrator (to resolve differences between the two appraisers) who will determine the amount of insured loss we have sustained. The insurance carrier has appealed a number of rulings by the trial court. The appraisal process is proceeding and we may have a determination by late in the second quarter or early in the third quarter of 2005. However, in light of the inherent uncertainty in litigation relating to the appeal, the amount of additional insurance proceeds, if any, that we may collect under the terms of our insurance contract with the defendant cannot be reasonably predicted or determined at this time, and therefore, we have not accrued any additional income related to this matter. In fiscal 2002, we received an advance of approximately $9.4 million toward the business interruption claim that was recognized as a separate component of income in the consolidated statement of income. In the event of an unfavorable outcome to us, this amount would not be required to be returned to the insurance company.

        We, Mr. Cuti, Mr. Henry and Mr. Charboneau have been named as defendants in connection with the consolidation of several class action complaints alleging violations of the federal securities laws that were filed from August 2002 through October 2002. The action, which was in the United States District Court for the Southern District of New York, was on behalf of shareholders who purchased our common stock between April 1, 2002 and July 24, 2002, inclusive. The complaint, which sought an unspecified amount of damages, alleged that the defendants violated the federal securities laws by issuing materially false and misleading statements during the class period. On December 1, 2003, the district judge granted our motion to dismiss the plaintiff's action, with prejudice. The plaintiffs subsequently filed an appeal. On August 17, 2004, the U.S. Court of Appeals affirmed the district court's ruling in our favor.

        We are a defendant in a class action suit in the Federal Court for the Southern District of New York filed in January 2000 regarding alleged violations of the Fair Labor Standards Act as to a group of individuals who provided delivery services on a contract basis to us. In December 2002, the judge in the action issued a partial summary judgment in favor of a subclass of the plaintiffs and against us. In December 2003, we settled the issue of the amount of our liability to the plaintiffs without any admission of wrongdoing and in an amount consistent with our previously established reserves. By a decision dated August 4, 2004, the district court awarded the plaintiffs certain attorneys' fees in this matter. We have fully reserved the amounts of the fees in question and have appealed this award.

        We are a party to an NLRB administrative proceeding regarding a dispute with the Allied Trades Council ("ATC") over whether a negotiating impasse was reached between us and the union in August of 2001. The Allied Trades Council represents employees in 139 of our stores in a collective bargaining agreement that expired on August 31, 2001. Our employees have been working pursuant to the terms of our December 6, 2001 implemented contract with the ATC, which expired on August 31, 2004. We believe an impasse did in fact occur and as a result, we had the right to implement our latest contract proposal at that time which included wage increases, health and welfare benefits, vacation and sick benefits and a 401(k) retirement program. We discontinued making additional payments into the various funds associated with the union as we were providing many of these benefits on a direct basis and because our past contributions to these funds caused these funds to be in a position of excessive overfunding. In addition, we had concerns that our past payments into these funds were not being managed in a way to ensure they were being properly utilized for the benefit of our employees. On February 18, 2004, an Administrative Law Judge ("ALJ") who had reviewed various matters related to this proceeding issued a decision and related recommendation, which concluded that the parties were not at impasse. The remedies recommended by the ALJ included, among other things, a requirement for us to make our employees whole by reimbursing them for expenses ensuing from the failure to make contributions to the union funds and to make such funds whole, plus interest. This recommendation was adopted by a three-member panel of the NLRB on September 15, 2004. If it is enforced by the circuit court of appeals, it could result in our being required to contribute amounts that have yet to be determined into the union's pension benefit, health and welfare and vacation funds. Any potential required contributions resulting from a final judicial determination of this matter would potentially be subject to offset by the amounts that we had funded since we implemented our final contract proposal for these same benefits that were paid for our Allied Trades Council employees. Because the NLRB decision represents the first phase of a long and complicated administrative process to be followed by a full judicial review of all of the facts and circumstances, the final outcome cannot be reliably determined at this time. The NLRB's decision is subject to judicial review by the D.C. Circuit Court of Appeals and a compliance hearing before any financial remedy can be determined. We are in the process of filing appeal papers with the D.C. Circuit Court of Appeals. Subsequent to the completion of filing these papers, which will be mid-summer 2005, the Court will schedule a hearing and sometime thereafter will render a decision. While there can be no definitive assurance, we have been advised by our outside labor counsel that our petition for review contains a number of valid defenses and arguments against enforcement of the NLRB decision.

        In light of the foregoing, while it is our belief that the final financial outcome of this litigation cannot be determined, under the provisions of Statement of Financial Accounting Standard No. 5 which addresses contingencies, we recorded a pre-tax charge of $12.6 million for the year ended

December 27, 2003 and additional pre-tax charges of $2.6 million in the period from December 28, 2003 through July 30, 2004 and $1.8 million in the period from July 31, 2004 through December 25, 2004. These charges represent our current best estimate of the loss that would result upon application of the NLRB's decision. We note that such charges were based upon the facts available to us at the time. In our opinion, such charges could be subject to significant modification in the future, upon review by the D.C. Circuit Court of Appeals, completion of a compliance hearing and any appeals relating to the outcome of that hearing. These charges reflect the amount of contributions that we did not make into the union benefit funds for the period from the August 31, 2001 expiration of the contract through December 25, 2004, reduced by a portion of the benefits we paid directly to or for the benefit of these employees over the same period. It also includes an interest cost for these net contributions from the date they would have been paid until December 25, 2004. While this represents our current best estimate of the NLRB's decision, we believe that, as of December 25, 2004, the actual range of loss in this matter could be from $0 if the Circuit Court of Appeals does not enforce the NLRB decision at all, to approximately $38 million, if the NLRB's decision is upheld and there is no offset for any benefits paid over this period.

        Until such time as further legal developments warrant a change in the application of this accounting standard, or until this matter is resolved, we will record additional non-cash pre-tax charges, including interest, which are calculated on the same basis as the charges recorded in the 2003 and 2004 financial statements. We currently estimate that the pre-tax charge recorded during the full 12 months of 2005 will approximate $4.4 million, subject to changes in the relevant interest rate.

        We are a party to related lawsuits, Irving Kroop, et al v. Duane Reade, NY, NY et al, 00 Civ. 9841, et al., instituted by the trustees of several union benefit funds wherein the funds claim that we did not make certain required contributions to these funds from January 2000 through August 2001. By decisions dated August 5, 2004 and September 27, 2004, the District Court awarded judgment to the funds on certain aspects of their complaints. These partial judgments, for which we have provided adequate reserves, are subject to further appeal by us. The remaining unresolved portions of the plaintiffs' claims are still being litigated and accordingly, we intend to continue to vigorously defend ourself in these matters. At this time, it is not possible to determine the ultimate outcome of this case or the actual amount of liability we may face, if any.

        We are involved in an ongoing dispute with Cardinal Health, one of our former suppliers of pharmaceutical products. Both parties have claims against the other involving, among other things, breach of contract, promissory estoppel and unjust enrichment. Duane Reade is seeking from Cardinal an unspecified amount of damages and punitive damages of at least $20 million. Cardinal is seeking approximately $18 million in damages plus attorney's fees and interest. While there can be no definitive assurance, we believe we have counterclaims that offset the claims against us by Cardinal, as well as meritorious defenses to these claims, and plan to vigorously pursue our affirmative claims and to vigorously defend ourselves in this action. Non-party discovery in the case has concluded and it is expected to go to trial in the second half of 2005.

        A New York State Tax Appeal ruling in a matter involving another company may have an adverse impact upon our New York State Franchise Tax filings from years 1999 through 2002. This matter relates to the required combination of affiliated subsidiaries in recognizing royalty fee and related income for intangible property. The ruling is subject to further legal appeal and interpretation in light of our own specific facts and circumstances. The outcome of this matter, and the resulting amount of additional income tax expense, if any, cannot be determined by us at this time.

        In November 2004, we were served with a class action complaint, Damassia v. Duane Reade Inc. The lawsuit was filed in the United States District Court, Southern District of New York. The complaint alleges that, from the period beginning November 1998, we incorrectly gave some employees the title, "Assistant Manager," in an attempt to avoid paying these employees overtime, in contravention of the Fair Labor Standards Act and the New York Law. The complaint seeks twice an unspecified amount of unpaid wages. We believe this claim to be without merit, and we intend to defend ourselves against this claim. However, due to the uncertainty of litigation, there can be no assurance as to the ultimate outcome of this matter.

        In January 2005, the Equal Employment Opportunity Commission filed an action against us in the U.S. District Court for the Southern District of New York alleging, among other things, that we created a hostile work environment for three female store employees, and potentially a class of such female employees. This action is in its early stages, and accordingly it is not possible to determine the ultimate outcome, which, if adverse, could be material.

Litigation Relating to the Acquisition

        We are aware of six purported class action complaints challenging the Acquisition consummated by us and Duane Reade Acquisition that have been filed in the Court of Chancery of the State of Delaware, referred to as the "Delaware Complaints," and three purported class action complaints that have been filed in the Supreme Court of the State of New York. Two of the New York complaints have been dismissed without prejudice. The other New York complaint (the "New York Complaint") is pending, but has not been served on us. The Delaware Complaints name Mr. Cuti and certain other members of our board of directors and executive officers as well as Duane Reade as defendants. Four of the Delaware Complaints name Oak Hill as a defendant. The New York Complaint names Mr. Cuti and certain other members of our board of directors and executive officers as well as Duane Reade as defendants. One of the dismissed New York complaints named Oak Hill as a defendant.

        The Delaware Complaints were consolidated on January 28, 2004, and on April 8, 2004 the plaintiffs in the Delaware actions filed a consolidated class action complaint. We believe these lawsuits are without merit and plan to defend these lawsuits vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of fiscal 2004, we did not submit any matters to a vote of our security holders.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE RANGE OF COMMON STOCK

        As a result of the Acquisition, we have no publicly traded common stock and we have paid no dividends on our common stock since the Acquisition. Our predecessor paid no dividends in 2004 or 2003.

ITEM 6.    SELECTED FINANCIAL DATA

        The Selected Financial Data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Audited Financial Statements and the notes related to those statements contained herein.

        Duane Reade Holdings, Inc. was formed in December 2003 to acquire Duane Reade Inc. and its subsidiaries (the "Acquisition"). Duane Reade Holdings, Inc. is a wholly-owned subsidiary of Duane Reade Shareholders, LLC a parent entity also established to effectuate the Acquisition. The Acquisition was completed on July 30, 2004 through the merger of Duane Reade Acquisition (a wholly owned subsidiary of Duane Reade Holdings, Inc.) into Duane Reade Inc. with Duane Reade Inc. being the surviving entity and a wholly owned subsidiary of Duane Reade Holdings, Inc. after the merger transaction. As a result of the Acquisition and resulting change in control and change in historical cost basis of accounting, the operating results are presented separately for predecessor periods up to and including the closing date of the Acquisition (December 28, 2003 through July 30, 2004 and the fiscal years 2000 through 2003) and the successor period following the closing date of the Acquisition (July 31, 2004 through December 25, 2004). The predecessor period financial statements include Duane Reade Inc. and all its subsidiaries and the successor period financial statements include Duane Reade Holdings, Inc. and all its subsidiaries. Duane Reade Holdings, Inc. had nominal activity and no operations prior to the completion of the Acquisition. Except where the context otherwise requires, all references to "we," "us," and "our" (and similar terms) in the data below and the related footnotes mean the successor for periods ending after July 30, 2004 and the predecessor for periods ending on or prior to July 30, 2004.

        The summary historical consolidated financial and other data set forth below as of and for the fiscal years ended December 28, 2002 and December 27, 2003 and for the periods from December 28, 2003 to July 30, 2004 and from July 31, 2004 to December 25, 2004 have been derived from our audited consolidated financial statements.

        We have restated our historical financial statements to conform our lease accounting policies to FASB Technical Bulletin No. 85-3 (FTB 85-3) and restated reported sales and cost of sales to properly reflect revenues and costs related to resales of certain retail inventory on a gross basis rather than on a net basis as required under Emerging Issues Task Force release 99-19 (EITF 99-19). In addition we have included in these restatements certain previously unrecorded and immaterial audit adjustments relating to the periods affected. See Note (3) below and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Prior Year Restatements."

In thousands, except percentages and store data

	Successor	Predecessor - Restated
	Period from July 31, 2004 through Dec. 25, 2004	Period from Dec. 28, 2003 through July 30, 2004 (2)	Fiscal Year (1)
			2003	2002	2001 (3)	2000 (3)
Statement of Operations Data
Net sales	$670,568	$927,801	$1,465,275	$1,325,523	$1,170,016	$1,000,068
Cost of sales	540,509	745,090	1,168,408	1,041,303	898,952	748,440

Gross profit	130,059	182,711	296,867	284,220	271,064	251,628
Selling, general & administrative expenses	101,448	142,293	229,148	198,770	172,972	155,584
Transaction expenses (4)	37,575	3,005	644	—	—	—
Labor contingency expense (5)	1,789	2,611	12,600	—	—	—
Insurance recovery (6)	—	—	—	(9,378)	—	—
Depreciation and amortization	27,051	21,902	32,335	26,935	26,634	23,151
Store pre-opening expenses	365	470	1,063	2,086	1,667	1,395
Other (7)	26,433	—	—	—	—	—

Operating income (loss)	(64,602)	12,430	21,077	65,807	69,791	71,498
Interest expense, net	15,880	7,977	14,117	17,925	27,623	35,935
Debt extinguishment expense (8)	7,525	—	812	11,371	2,616	—

Income (loss) before income taxes and cumulative effect of accounting change	(88,007)	4,453	6,148	36,511	39,552	35,563
Income tax (expense) benefit	33,966	(1,136)	(1,669)	(12,994)	(15,513)	(14,352)

Income (loss) before cumulative effect of accounting change	(54,041)	3,317	4,479	23,517	24,039	21,211
Cumulative effect of accounting change, net (9)	—	—	—	(9,262)	—	—

Net income (loss)	$(54,041)	$3,317	$4,479	$14,255	$24,039	$21,211

Balance Sheet Data (at end of period)
Working capital	$220,573	N/A	$226,226	$230,031	$212,534	$152,026
Total assets	972,567	N/A	797,372	742,711	682,070	572,076
Total debt and capital lease obligations	511,690	N/A	272,910	269,741	247,155	353,001
Stockholders' equity	185,457	N/A	327,261	320,403	287,064	107,046
Operating and Other Data
Net cash (used in) provided by operating activities	$(10,299)	$21,552	$47,444	$42,537	$25,762	$22,074
Net cash used in investing activities	(438,511)	(32,477)	(55,115)	(60,520)	(48,052)	(32,647)
Net cash provided by financing activities	448,801	11,011	4,740	17,194	26,283	10,539
Number of stores at end of period	255	N/A	241	228	200	172
Same store sales growth (10)(11)	0.6%	N/A	2.7%	4.8%	6.3%	7.3%
Pharmacy same store sales growth (10)(11)	5.0%	N/A	7.5%	12.1%	16.6%	18.8%
Front-end same store sales growth (10)(11)	-2.8%	N/A	-0.8%	0.0%	0.6%	1.8%
Average store size (square feet) at end of period	7,035	N/A	7,115	6,921	7,169	7,166
Sales per square foot	$813	N/A	$816	$836	$818	$847
Pharmacy sales as a % of net sales(11)	52.3%	N/A	46.7%	44.0%	40.6%	35.4%
Third party plan sales as a % of prescription sales(11)	92.3%	N/A	91.4%	90.2%	86.9%	84.0%
Investing Activities:
Purchase of Duane Reade	$413,684	$—	$—	$—	$—	$—
New, remodeled and relocated stores	11,803	17,214	29,074	39,497	36,818	22,821
Office and warehouse expansions	—	—	2,070	528	—	—
Acquisitions	7,361	8,741	7,579	5,954	2,259	1,247
Other	5,663	6,522	16,392	14,541	10,375	8,579

Total	$438,511	$32,477	$55,115	$60,520	$49,452	$32,647

(1)
The 2000 fiscal year contains 53 weeks. All other years shown contain 52 weeks.

(2)
Items identified as N/A are not reported by the Company for the 2004 predecessor period.

(3)
We have restated our consolidated financial results to conform certain accounting practices to the requirements of FTB 85-3 (lease accounting) and EITF 99-19 (gross versus net sales and cost of sales accounting) as well as to include certain previously unrecorded and immaterial audit adjustments relating to the periods affected.

Based upon a review of our lease accounting method as well as discussions with our independent auditors and Audit Committee, we determined that, similar to many companies, our previous policy of commencing rent expense when a store opens (and not at the commencement of the lease) was inconsistent with FTB 85-3. For construction purposes, we often take possession of leased properties prior ot opening. In accordance with the new accounting policy, we will record rent expense commencing on the date of possession. We are also restating our previously issued financial statements to reflect certain re-sales of retail inventory on a gross revenue and cost of sales basis in accordance with EITF 99-19, rather than on a net basis as previously reported. The effect of these restatements on the consolidated financial statements for the successor period from July 31, 2004 to December 25, 2004 and the predecessor period from December 28, 2003 through July 30, 2004 and fiscal years 2003 and 2002 is included in Note 2 to the consolidated financial statements. The effect of the restatements on fiscal years 2001 and 2000 are shown below. Where appropriate, we have identified the source of the restatements from lease accounting (FTB 85-3), gross sales and cost of sales (EITF 99-19) and other previously unrecorded and immaterial adjustments (Other).

Duane Reade Inc.
Profit and Loss Restatement

		2001	2000
Net sales	as reported	1,143,564	1,000,068
	adjustment—EITF 99-19	26,452	—

	as restated	1,170,016	1,000,068

Cost of sales	as reported	871,215	745,717
	adjustment—EITF 99-19	26,452	—
	adjustment—FTB 85-3	1,729	2,044
	adjustment—Other	(444)	679

	as restated	898,952	748,440

Gross profit	as reported	272,349	254,351
	adjustment—FTB 85-3	(1,729)	(2,044)
	adjustment—Other	444	(679)

	as restated	271,064	251,628

Earnings before income taxes and cumulative effect of accounting change	as reported	40,837	38,286
	adjustment	(1,285)	(2,723)

	as restated	39,552	35,563

Income tax (expense) benefit	as reported	(16,107)	(15,610)
	adjustment	594	1,258

	as restated	(15,513)	(14,352)

Net income	as reported	24,730	22,676
	adjustment	(691)	(1,465)

	as restated	24,039	21,211

Duane Reade Inc.
Balance Sheet Restatement

		2001	2000
Working capital	as reported	214,109	154,466
	adjustment	(1,575)	(2,440)

	as restated	212,534	152,026

Total assets	as reported	678,985	570,930
	adjustment	3,085	1,146

	as restated	682,070	572,076

Shareholders' equity	as reported	295,207	114,497
	adjustment	(8,142)	(7,451)

	as restated	287,065	107,046

(4)
We incurred pre-tax expenses of approximately $0.6 million in fiscal 2003, $3.0 million in the period from December 28, 2003 through July 30, 2004 and $37.6 million in the period from July 31, 2004 through December 25, 2004 related to the Acquisition. Note 3 to the consolidated financial statements provides additional detail with respect to these charges.

(5)
We incurred pre-tax charges of $12.6 million in fiscal 2003, $2.6 million in the period from December 28, 2003 through July 30, 2004 and $1.8 million in the period from July 31, 2004 through December 25, 2004 in connection with the recognition of a National Labor Relations Board decision in a litigation matter relating to our collective bargaining agreement with the Allied Trades Council, a union representing employees in 139 of our stores. Item 3—"Legal Proceedings" provides additional information with respect to this charge.

(6)
Represents collection of a portion of our business interruption insurance claim related to the September 11, 2001 World Trade Center disaster.

(7)
Other expenses represents (i) costs related to the early retirement of the Chairman's SERP benefits ($24.5 million), (ii) costs related to the required future transfer of a 1998 Corporate-owned life insurance policy to the Chairman ($1.0 million), (iii) costs related to the Chairman's long-term cash award ($0.4 million) and (iv) Oak Hill management fees ($0.5 million). The costs related to the Chairman's employment agreement and various related benefits are more fully described under "Item 11—Executive Compensation."

(8)
We incurred pre-tax expenses of approximately $7.5 million, $0.8 million, $11.4 million and $2.6 million in the period from July 31, 2004 to December 25, 2004, and the 2003, 2002 and 2001 fiscal years, respectively, related to the retirement of a portion of our debt. Note 17 of the consolidated financial statements provides a further explanation of these charges.

(9)
We incurred after-tax expenses of approximately $9.3 million in fiscal 2002 related to the conversion of our inventory valuation method from retail dollar FIFO to specific cost LIFO. Note 1 of the consolidated financial statements provides a further explanation of this charge.

(10)
Same-store sales figures include stores that have been in operation for at least 13 months.

(11)
Statistics shown in the successor period reflect 12 month data, as the Company does not provide these statistics on a partial year basis.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion regarding our financial condition and results of operations for the period from July 31, 2004 through December 25, 2004, the period from December 28, 2003 through July 30, 2004, and the 52 weeks ended December 27, 2003 and December 28, 2002 should be read in connection with the more detailed financial information contained in our consolidated financial statements and their notes included elsewhere in this annual report. Certain of the statements in this section are forward-looking statements and involve numerous risks and uncertainties. See "Special Note Regarding Forward-Looking Statements."

        Duane Reade Inc. was acquired by Duane Reade Acquisition Corp., a wholly owned subsidiary of Duane Reade Holdings, Inc., through a merger transaction completed on July 30, 2004. Although Duane Reade Inc. was the surviving legal entity in the Acquisition, as a result of the Acquisition and resulting change in control and change in historical cost basis of accounting, we are required to present separately our operating results for predecessor periods up to and including the closing date of the Acquisition (December 28, 2003 through July 30, 2004 and the 2002 and 2003 fiscal years) and the successor period following the closing date of the Acquisition (July 31, 2004 through December 25, 2004). The financial statements and operating results identified as belonging to the "predecessor" are those of Duane Reade Inc., the parent entity existing for all periods shown prior to the completion of the Acquisition. For the period following the Acquisition, the financial statements and operating results of the "successor" are those of Duane Reade Holdings, Inc., the newly created parent entity under whose name this and all future SEC filings will be made. Except where the context otherwise requires, all references to "we," "us," and "our" (and similar terms) in the data below and the related footnotes mean the successor for periods ending after July 30, 2004 and the predecessor for periods ending on or prior to July 30, 2004.

General

        Our business consists of the sale of a wide variety of health and beauty care products, convenience oriented food and general merchandise items and a pharmacy operation managed to supply customers with their prescription needs. We refer to the non-prescription portion of our business as front-end sales because most of these sales are processed through the front main check-out sections of our stores. This portion of our business consists of brand name and private label health and beauty care items, food and beverages, tobacco products, cosmetics, housewares, greeting cards, photofinishing services, photo supplies and seasonal and general merchandise. Health and beauty care products, including over-the-counter items, represent our highest volume categories within front-end sales. The front-end portion of our business represented 49.0% of our sales in fiscal 2004 and is characterized by generally higher gross margins that are approximately twice that of our pharmacy or back-end business.

        Because of our numerous convenient locations in high-traffic commercial and residential areas and the lack of other convenience-oriented retailers in our core market areas, our front-end business is generally a larger proportion of our total sales than other major conventional drugstore chains, which average between 30% and 40%, but, as is the case with most other drugstore chains, represents a decreasing share of business year after year due to the faster rate of pharmacy sales growth. Our pharmacy sales include all items we sell by prescriptions filled at our retail locations or by our central fill facility and delivered to our stores or direct to customers. In addition, we include in our pharmacy sales certain resales of retail pharmaceutical inventory that are required to be reported on a gross basis in accordance with Emerging Issues Task Force bulletin 99-19. The pharmacy portion of our business is dominated by and dependent upon a number of third party private and government-sponsored plans that contract with us as an authorized provider of prescriptions.

        Sales to third party prescription plans represented 92.3% of our prescription sales in fiscal 2004 and 91.4% of our prescription sales in fiscal 2003. Pharmacy sales have been experiencing a faster rate of growth than the front-end portion of our business. The pharmacy portion of our business is subject to a number of federal, state and local regulations that govern the conduct of this business. The higher rate of growth in pharmacy sales has been due to an increased amount of resale activity and a number of favorable demographic and industry trends such as the aging of the population, expanding penetration of third party private and government-sponsored coverage and the increasing usage of prescription drugs to improve quality of life and in place of medical procedures. Growth in late 2004 was slowed by the negative publicity surrounding the temporary recall of Vioxx and other Cox-2 inhibitors, which negatively impacted pharmacy sales. Along with the faster pace of growth in the use of prescription medications have come generally higher rates of product cost inflation, resulting in an increased focus on the part of both government and private plans to control their costs of providing these benefits. As a result, pharmacy gross margins have been under pressure.

        During 2003, President Bush signed the Medicare Drug Act, which created a new Medicare Part D benefit that will expand Medicare coverage of prescription drugs for senior citizens not participating in third party plans. Sales to such customers represent less than 2% of our total revenue. This new

Medicare coverage is scheduled to take effect in 2006 and is expected to result in decreased pharmacy margins resulting from lower reimbursement rates than our current margins on prescriptions that are not subject to third party reimbursement. In June 2004, a temporary senior citizen prescription drug discount program furnished under this Medicare legislation was implemented and will remain in effect until the full Medicare program takes effect in 2006. This temporary program has also resulted in lower pharmacy margins than those realized on prescriptions that are not subject to third party plan reimbursement. Based on our experience over time, we expect that increased utilization of prescription drugs by senior citizens participating in the new programs will offset the effect of the lower margins on our revenues.

        In fiscal 2003 and again in fiscal 2004, New York State reduced Medicaid and EPIC prescription reimbursement rates, adversely impacting our pharmacy gross margins. The most recent reductions became effective on October 1, 2004, and are expected to reduce reimbursements by approximately $1.4 million on an annual basis. New Jersey also implemented reduced Medicaid reimbursement rates in 2003. The New York State legislature has also recently approved increases in co-payments by $1.00 per prescription for branded drugs and $0.50 per prescription for generics in the new budget which takes effect on April 1, 2005. Under the Medicaid guidelines, providers cannot refuse to dispense prescriptions to Medicaid recipients who claim they do not have the means to pay the required co-payments. Most Medicaid recipients do in fact decline to make the co-payments resulting in the requirement for the provider to absorb this cost. These increased co-payments for NY Medicaid are expected to result in further reduced reimbursements of approximately $1.4 million per year.

        In an effort to offset some of the adverse pharmacy gross margin impacts from the trends discussed above, there has been an intensified effort on the part of retailers to support increased utilization of lower priced but higher margin generic prescriptions in place of branded medications. Improved generic utilization rates as well as increased purchases direct from manufacturers rather than through wholesalers enabled us to achieve improved pharmacy gross margins during 2004.

        While still retaining its higher relative rates of sales growth versus sales of front-end products, the retail pharmacy industry experienced substantially reduced rates of pharmacy same-store sales growth in both 2003 and 2004 from earlier years that was attributable to a decline in the demand for hormonal replacement drugs, conversion of some high volume prescription drugs to over-the-counter status, increased levels of required co-payments by insurers, increased utilization of lower priced generic medications, increased penetration by mail order and internet-based pharmacies and reductions in coverage resulting from continued high unemployment rates. While there has been a marked improvement in levels of employment during 2004, these same factors have generally continued to restrain pharmacy sales growth.

        We are also impacted by recent legislation in states to increase the minimum hourly wages above the federal minimum of $5.15. New York State increased the minimum hourly wage from $5.15 to $6.00 on January 1, 2005 with further scheduled increases to $6.75 on January 1, 2006 and $7.15 on October 1, 2006. The New Jersey legislature has approved increases in the minimum hourly wage from $5.15 to $6.15 on October 1, 2005 and to $7.15 on October 1, 2006. While these increases will impact our cost of labor, we believe we can offset a significant portion of these cost increases through initiatives to further improve our labor efficiency.

        We operate approximately 85% of our 255 stores in New York City and the remainder in the surrounding areas, and our financial performance is therefore heavily influenced by the local economy. We analyze a number of economic indicators specific to New York City to gauge the health of this economy, including unemployment rates, job creation, gross city product and bridge and tunnel commuter traffic patterns. We also analyze market share data, same-store sales trends, average store sales and sales per square foot data among other key performance indicators to monitor our overall performance. During 2004, the New York City economy generally reflected an improving trend for most of these external economic indicators.

        Our primary assets are our ownership of 100% of the outstanding capital stock of Duane Reade Inc., which in turn owns 99% of the outstanding partnership interest of Duane Reade GP and all of the outstanding common stock of DRI I Inc. DRI I Inc. owns the remaining 1% partnership interest in Duane Reade GP. Substantially all of our operations are conducted through Duane Reade GP. In August 1999, we established two new subsidiaries, Duane Reade International, Inc. and Duane Reade Realty, Inc. Duane Reade GP distributed to Duane Reade Inc. and DRI I Inc. all rights, title, and interest in all its trademarks, trade names and all other intellectual property rights. In turn, Duane Reade Inc. and DRI I Inc. made a capital contribution of these intellectual property rights to Duane Reade International. This change created a controlled system to manage and exploit these intellectual property rights separate and apart from the retail operations. In addition, Duane Reade GP distributed some of its store leases to Duane Reade Inc. and DRI I Inc., which in turn made a capital contribution of these leases to Duane Reade Realty. Duane Reade Realty is the lessee under certain store leases entered into after its creation. Duane Reade Realty subleases to Duane Reade GP the properties subject to those leases. The consolidated financial statements included in this filing reflect the accounts of Duane Reade Holdings, Inc. and its subsidiaries for periods ending after July 30, 2004 and Duane Reade Inc. and its subsidiaries for periods ending on or earlier than July 30, 2004. All significant intercompany transactions and balances have been eliminated.

New York City Economy

        Between 2001 and 2003, the New York City economy experienced a regional cyclical downturn and a series of unusual events, such as the World Trade Center attacks and one-time increases in real estate taxes and insurance costs. The New York greater metropolitan area experienced above average unemployment levels, especially in the key midtown and downtown Manhattan financial districts and lagged behind the improving national economy throughout 2003 and the early part of 2004. However, more recently it has shown improvements in employment, tourism and overall commerce relative to the last few years. The January 2005 seasonally adjusted unemployment data for New York City indicated an unemployment rate of 5.9%, compared to a national rate of 5.2%. In addition, the New York City unemployment rate reflected an improvement as compared to the monthly average rate of 8.5% reported for the first quarter of 2004.

Impact of the Acquisition

        The July 30, 2004 acquisition of Duane Reade Inc. was completed through a merger transaction with Duane Reade Acquisition, which was an acquisition vehicle formed by Oak Hill, a private equity firm. The aggregate value of the Acquisition was approximately $748.0 million, including transaction expenses and the repayment of a portion of our indebtedness. As a result of the Acquisition, Duane Reade Inc.'s shares are no longer listed on the New York Stock Exchange, and we now operate as a privately held company. Each share of Duane Reade Inc.'s common stock outstanding immediately prior to the Acquisition was converted into the right to receive $16.50 per share, without interest, in cash.

        In connection with the Acquisition, we incurred significant additional indebtedness, including $195.0 million of senior subordinated notes, $155.0 million of borrowings under a senior term loan facility (which was refinanced in December 2004 in connection with the issuance of $160.0 million of senior secured floating rate notes), and $72.0 million of new borrowings under the amended asset-based revolving facility. On August 12, 2004, Duane Reade Inc. commenced a cash tender offer to repurchase the outstanding 2.1478% senior convertible notes in accordance with the indenture governing those notes. Pursuant to that offer, on September 13, 2004, Duane Reade Inc. completed the repurchase of a total of approximately $350.9 million aggregate principal amount at maturity of the senior convertible notes for a cash purchase price of approximately $204.1 million, which represented 100% of the originally issued amount of the notes purchased, plus accrued but unpaid interest through the payment date. Following completion of the tender offer, $55,000 principal amount at maturity of those notes remained outstanding. As a result of the debt related financing of the Acquisition, our interest expense has been substantially higher following the Acquisition than our predecessor incurred in prior periods. We also pay a management fee of $1.25 million per year, paid quarterly, under our management agreement with an affiliate of Oak Hill Capital Partners, L.P.

        The Acquisition was accounted for as a purchase, in accordance with the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations", which resulted in new valuations for our and our subsidiaries' assets and liabilities based on fair values as of the date of the Acquisition. These valuations were largely based on appraisals provided by an independent valuation consultant employed for this purpose.

Prior Year Restatements

        On March 10, 2005, as a result of changes in accounting practices required to conform to the lease accounting requirements under FASB Technical Bulletin No. 85-3 and the requirements for reporting of certain revenues on a gross versus net basis under EITF 99-19, we filed an 8-K announcing a restatement of our predecessor's previously reported financial results for fiscal years 2000, 2001, 2002 and 2003, the period from December 28, 2003 through July 30, 2004 and the restatement of the previously reported successor period from July 31, 2004 through September 25, 2004. As has been the case for many companies within the retail and other industries, we determined, based on a review of our lease-related accounting methods, as well as discussions with our independent auditors and Audit Committee, that our previous policy of commencing rent expense when a store opens (and not at the commencement of a lease) was inconsistent with FTB 85-3. For construction purposes, we often take possession of leased properties prior to opening. The revised accounting policy records rent expense commencing on the date of possession. We also restated reported net sales and cost of sales to reflect revenues from resales of certain retail inventory on a gross basis rather than on a net basis as previously reported. These transactions have experienced significant growth over the last few years and this change reflects the need to conform our accounting practice to the provisions of EITF Issue 99-19. The restatements relating to the resales had no effect on net income or cash flows from operations, as the amount of increase in net sales is generally equal to the amount of increase in cost of sales. Pharmacy same-store sales do not include such resales. In addition, we restated our financial results to include certain previously unrecorded and immaterial audit adjustment relating to the periods affected. These restatements are included in the discussion of our results of operations below and within the Consolidated Financial Statements presented elsewhere in this filing. See Note 2 to the Consolidated Financial Statements for a further discussion of these restatements.

RESULTS OF OPERATIONS

2004 and 2003 Overview

        As mentioned above, due to the Acquisition and the resulting change in ownership, we are required to present separately our operating results for the predecessor period in the 2004 fiscal year (December 28, 2003 through July 30, 2004) and the successor period in the 2004 fiscal year (July 31, 2004 through December 25, 2004). In the following discussion, these are compared to the 52-week predecessor period ended December 27, 2003. Management believes this is the most practical way to comment on our results of operations.

        For the period from July 31, 2004 through December 25, 2004, we achieved net sales of $670.6 million and sustained a net loss of $54.0 million, and for the period from December 28, 2003 through July 30, 2004, we achieved net sales of $927.8 million and generated net income of $3.3 million, as compared to aggregate net sales of $1.465 billion and net income of $4.5 million in the 52 weeks ended December 27, 2003. Resales of pharmaceutical retail inventory were $81.9 million for the period from July 31, 2004 through December 25, 2004, $81.0 million for the period from December 28, 2003 through July 30, 2004 and $81.4 million for fiscal year 2003. The loss sustained in the period from July 31, 2004 through December 25, 2004 was primarily attributable to the following factors:

  •
  Pre-tax transaction expenses of $37.6 million in the successor period ended December 25, 2004 compared to $3.0 million in the predecessor period ended July 30, 2004 and $0.6 million in the 52 weeks ended December 27, 2003. These expenses in the successor period ended December 25, 2004 included legal and professional fees, certain change-of-control payments to management and contractual fees that were paid to Oak Hill upon consummation of the transaction;

  •
  Pre-tax expenses of $26.4 million in the successor period ended December 25, 2004 primarily associated with the CEO Supplemental Executive Retirement Plan termination and other compensation related costs incurred in connection with the Acquisition;

  •
  Pre-tax debt extinguishment costs of $7.5 million related to the December 2004 refinancing of a $155.0 million term loan with new $160.0 million floating rate notes;

  •
  Depreciation and amortization expenses of $27.1 million in the successor period ended December 25, 2004 compared to $21.9 million in the predecessor period ended July 30, 2004 and $32.3 million in the 52 weeks ended December 27, 2003. The increase in depreciation and amortization expenses during the shorter successor period was primarily attributable to the acquisition related purchase accounting adjustments to the valuation of store leases, prescription pharmacy files and property, plant and equipment.

        For the 2004 periods subsequent to and prior to the Acquisition, gross profit margins were 19.4% and 19.7%, respectively, as compared to 20.3% in the prior year. The lower gross profit margin in the successor period compared to the predecessor periods was primarily attributable to increased resale activity of pharmaceutical retail inventory, which generally has gross margins less than one percent of sales and tends to reduce overall pharmacy margins. In addition, pharmacy selling margins were adversely impacted by reductions in New York State Medicaid reimbursements that became effective on Oct 1, 2004. The overall decline in gross margins versus the previous year was primarily due to increased lower margin resale activity of pharmaceutical products.

        Selling, general and administrative expenses for the 2004 periods subsequent to and prior to the Acquisition were 15.1% and 15.3% respectively, as compared to 15.6% in the 52 weeks ended December 27, 2003. The decline during the predecessor and successor periods of 2004 and as compared to fiscal 2003 was due to the increased level of resale activity between the periods that had the effect of reducing our operating expense ratios to sales. Because resale activity does not incur any significant selling, general and administrative costs, we believe it is more informative to discuss such costs as a percentage of sales, excluding such resale activity. Excluding the impact of the resale activity, SG&A expenses for the 2004 periods subsequent and prior to the acquisition were 17.2% and 16.8%, respectively, as compared to 16.5% in the 52 weeks ended December 27, 2003. The increased SG&A expenses in the successor period compared to the predecessor periods in 2004 were primarily due to increased store pharmacist labor costs and higher promotional spending. The increased pharmacist labor rates were due to the industry-wide workforce shortage of these professionals and the resultant increase in costs to fill these critical positions. The increase in selling, general and administrative costs in the successor period of 2004 compared to fiscal 2003 was principally attributable to increased pharmacist labor rates as well as higher legal and litigation related expenses, the most significant of which related to our efforts to recover the balance of our September 11 business interruption insurance claim and our litigation over the NLRB ruling in a dispute with the Allied Trade Council, a union representing employees in 139 of our stores. For a more detailed discussion of litigation related matters see "Item 3—Legal Proceedings."

2003 and 2002 Overview

        In fiscal 2003, we achieved sales of $1.465 billion and net income of $4.5 million compared to fiscal 2002 sales of $1.326 billion and net income before the cumulative effect of an accounting change of $23.5 million. Fiscal 2003 results included pre-tax charges of $0.8 million for debt extinguishment costs and $0.6 million for transaction costs associated with the Acquisition. Fiscal 2002 results included debt extinguishment costs of $11.4 million partially offset by the receipt of an initial payment of our World Trade Center business interruption insurance claim of $9.4 million. Net income for fiscal 2002, including the cumulative effect of the accounting change, was $14.3 million. The most significant factors contributing to the decline in profitability in fiscal 2003 compared to fiscal 2002 were:

  •
  A pre-tax charge in fiscal 2003 of $12.6 million related to recognition of the NLRB's decision in a litigation matter concerning our collective bargaining agreement with the Allied Trades Council, a union representing employees in 139 of our stores.

  •
  Declines in pharmacy gross margins attributable to reductions in New York Medicaid reimbursement rates enacted during 2003 and continued pressure by other third party plans to reduce prescription costs;

  •
  A lower rate of pharmacy same-store sales growth generally experienced throughout the industry during 2003. Our pharmacy same-store sales growth declined from 12.1% in fiscal 2002 to 7.5% in fiscal 2003, resulting in part from higher unemployment rates that reduced the number of customers with prescription coverage insurance plans, increased third party plan co-payments, declines in demand for hormone replacement medications and conversion of certain high volume medications from prescription to over-the-counter status;

  •
  The relative immaturity of recently opened stores, which are generally not expected to be profitable until some time after opening;

  •
  Decreases in front-end same-store sales resulting from the depressed New York City economy as well as an August 2003 power blackout that disrupted business, resulting in a loss of approximately $1.3 million of pre-tax income. These sales declines reduced our gross margins because front-end products have gross margins that are generally double the margins of pharmacy products;

  •
  Increases in store occupancy costs resulting from new stores, which generally pay higher rent than older stores, lower real estate related income from lease terminations and store relocations and an 18.5% increase in New York City real estate taxes that became effective on January 1, 2003;

  •
  Increased professional and legal related costs of approximately $3.4 million associated with various litigation, including our efforts to recover the full value of the World Trade Center business interruption insurance claim and various real estate and labor matters;

  •
  Increased store-level expenses associated with the significant number of one-hour photo departments opened in 2002 and 2003 that were immature and not yet profitable as well as costs to expand the number of 24-hour stores and increased operating hours in other stores to improve convenience for our customers; and

  •
  In the second half of 2003, we also incurred approximately $1.0 million in costs to implement a new shelf labeling system. These costs of the shelf labeling system were partially offset by a labor savings benefit from this system resulting from the elimination of certain individual item price marking requirements.

        The factors detailed above reduced our ability to continue to absorb a high rate of new store growth while increasing profitability. New stores are generally not profitable on average for 12 to

18 months and historically do not reach mature levels of sales and profitability until three to five years after opening. Approximately 43% of our stores were less than four years old at December 27, 2003. The large number of immature stores in a period of declining front-end same-store sales and reduced rates of pharmacy same-store sales growth combined to adversely impact our results more significantly than in past periods of more robust same-store sales growth. The sales growth of new stores is also influenced by factors that affect our business as a whole.

        The following sets forth our results of operations in dollars (in thousands) and as a percentage of sales for the periods indicated.

	Successor		Predecessor—Restated
	Period from July 31, 2004 through Dec. 25, 2004		Period from Dec. 28, 2003 through July 30, 2004		Fiscal Years Ended
					December 27, 2003		December 28, 2002
	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales
Net sales	670,568	100.0%	927,801	100.0%	1,465,275	100.0%	1,325,523	100.0%
Cost of sales	540,509	80.6%	745,090	80.3%	1,168,408	79.7%	1,041,303	78.6%

Gross profit	130,059	19.4%	182,711	19.7%	296,867	20.3%	284,220	21.4%
Selling, general and administrative expenses	101,448	15.1%	142,293	15.3%	229,148	15.6%	198,770	15.0%
Transaction expenses	37,575	5.6%	3,005	0.3%	644	0.0%	—	0.0%
Labor contingency expense	1,789	0.3%	2,611	0.3%	12,600	0.9%	—	0.0%
Insurance recovery	—	0.0%	—	0.0%	—	0.0%	(9,378)	-0.7%
Depreciation and amortization	27,051	4.0%	21,902	2.4%	32,335	2.2%	26,935	2.0%
Store pre-opening expenses	365	0.1%	470	0.1%	1,063	0.1%	2,086	0.2%
Other	26,433	3.9%	—	0.0%	—	0.0%	—	0.0%

Operating (loss) income	(64,602)	-9.6%	12,430	1.3%	21,077	1.5%	65,807	5.0%
Net interest expense	15,880	2.4%	7,977	0.9%	14,117	1.0%	17,925	1.3%
Debt extinguishment	7,525	1.1%	—	0.0%	812	0.1%	11,371	0.9%

(Loss) income before income taxes and cumulative effect of accounting change	(88,007)	-13.1%	4,453	0.5%	6,148	0.4%	36,511	2.8%
Income tax (expense) benefit	33,966	5.1%	(1,136)	-0.1%	(1,669)	-0.1%	(12,994)	-1.0%

(Loss) income before cumulative effect of accounting change	(54,041)	-8.0%	3,317	0.4%	4,479	0.3%	23,517	1.8%
Cumulative effect of accounting change, net	—	0.0%	—	0.0%	—	0.0%	(9,262)	-0.7%

Net (loss) income	(54,041)	-8.0%	3,317	0.4%	4,479	0.3%	14,255	1.1%

The Period from July 31, 2004 through December 25, 2004 for the Successor and the Period from December 28, 2003 through July 30, 2004 for the Predecessor Compared to the Twelve Months Ended December 27, 2003 for the Predecessor

        Net sales were $670.6 million in the July 31, 2004 through December 25, 2004 period and $927.8 million in the December 28, 2003 through July 30, 2004 period. Overall, predecessor and successor net sales for 2004 increased by 9.1% as compared to net sales of $1.465 billion for 2003. Resale activity accounted for 5.6% of this increase while normal retail sales to customers increased by 3.5% over this period. Overall 2004 same-store sales increased by 0.6% over 2003 with the balance of the increase coming from the full twelve month results of 13 net new stores opened last year and 14 net new stores opened since the end of last year.

        Pharmacy sales were $350.4 million in the July 31, 2004 through December 25, 2004 period and $465.3 million in the December 28, 2003 through July 30, 2004 period. Overall, predecessor and successor pharmacy sales for 2004 increased by 19.1% as compared to pharmacy sales of $684.8 million in 2003. Resale activity in 2004 accounted for 11.9% of the pharmacy sales increase. Pharmacy same-store sales increased by 5.0% over 2003, and third-party reimbursed pharmacy sales represented 92.3% of total prescription sales, compared to 91.4% in fiscal 2003. During 2004, pharmacy same-store sales continued to experience the general industry trend of reduced growth rates experienced during fiscal 2003. The major factors driving the slower sales growth rates in pharmacy were the trends toward increases in third party plan customer co-payments, reduced sales of hormonal replacement drugs and certain arthritis medications, limitations on maximum reimbursements for certain generic medications by third party plans, increased penetration by mail order and internet-based pharmacies and continued high rates of unemployment that have reduced the number of customers covered by insured plans.

        Front-end sales were $320.1 million in the July 31, 2004 through December 25, 2004 period and $462.5 million in the December 28, 2003 through July 30, 2004 period. Overall, predecessor and successor front-end sales for 2004 increased by 0.3% as compared to net front-end sales of $780.4 million in fiscal 2003. Overall 2004 front-end same-store sales declined by 2.8% from 2003 partly due to declining tobacco sales in metro New York City, which has experienced increased restrictions on smoking in public places along with higher taxes on tobacco products. Excluding tobacco sales, front-end same-store sales decreased by approximately 1.7%. We believe that the remaining decline in same-store front-end sales is partly attributable to the continued high unemployment rates that have restrained consumer demand, as well as disruptions in customer purchases in Manhattan prior to and during the Republican National Convention in August of 2004.

        During the period from July 31, 2004 through December 25, 2004, we opened seven stores and closed one store, and from December 28, 2003 through July 30, 2004 we opened nine stores and closed one store, as compared to 17 stores opened and four stores closed during 2003.

        Cost of sales as a percentage of net sales was 80.6% for the period from July 31, 2004 through December 25, 2004 and 80.3% for the period from December 28, 2003 through July 30, 2004, resulting in gross profit margins of 19.4% and 19.7%, respectively. In 2003, cost of sales as a percentage of net sales was 79.7%, resulting in a gross profit margin of 20.3%. The increase in resale activity resulted in 2.7% and 1.9% lower gross profit margins in the period from July 31, 2004 through December 25, 2004 and the period from December 28, 2003 through July 30, 2004, respectively. As discussed above, the lower gross profit margin results for the successor and predecessor periods of 2004 compared to 2003 are primarily attributable to increased levels of low margin resale activity for pharmaceutical products as well as a reduction in New York Medicaid prescription reimbursement rates.

        Selling, general and administrative expenses were $101.4 million, or 15.1% of net sales, and $142.3 million or 15.3% of net sales, in the July 31, 2004 through December 25, 2004 period and the December 28, 2003 through July 30, 2004 periods, respectively, as compared to $229.1 million, or 15.6% of net sales, in 2003. The decrease in these expense ratios to sales in 2004 from 2003 is entirely due to the impact of an increased level of resale activity. Because resale activity does not incur any significant selling, general and administrative costs, we believe it is more informative to discuss such costs as a percentage of sales, excluding such resale activity. Excluding the impact of this resale activity, selling, general and administrative expense ratios for the periods subsequent and prior to the Acquisition were 17.2% and 16.8% respectively, compared to 16.5% for fiscal 2003. As discussed above, the increased SG&A expenses, without the effect of resales, in the successor period compared to the predecessor periods in 2004 were primarily due to increased store pharmacist labor costs and higher promotional spending. The increased pharmacist labor rates were due to the industry-wide workforce shortage of these professionals and the resultant inflation in costs to fill these critical positions. The increase in selling, general and administrative costs, without the effect of resales, in the successor period of 2004 compared to fiscal 2003, were principally attributable to increased pharmacist labor rates as well as higher legal and litigation related expenses, the most significant of which related to our efforts to recover the balance of our September 11 business interruption insurance claim and our litigation over the NLRB ruling in a dispute with the Allied Trade Council, a union representing employees in 139 of our stores. For a more detailed discussion of litigation related matters see "Item 3—Legal Proceedings."

        Depreciation and amortization of intangibles amounted to $27.1 million and $21.9 million for the July 31, 2004 through December 25, 2004 and December 28, 2003 through July 30, 2004 periods, respectively, versus $32.3 million for the full year of 2003. The overall 2004 increase versus 2003 resulted from the depreciation of capital expenditures made in 2003 and 2004 as well as increases in the depreciation and amortization from the write-up of fixed assets and certain intangibles to their fair value in connection with the Acquisition.

        We incurred store pre-opening expenses of $0.4 million in the July 31, 2004 through December 25, 2004 period, and $0.5 million in the December 28, 2003 through July 30, 2004 period, related to the opening of seven stores and nine stores, respectively. In the comparable period last year, we incurred pre-opening costs of $1.1 million, attributable to the opening of 17 stores.

        Net interest expense for the July 31, 2004 through December 25, 2004 period was $15.9 million, and for the December 28, 2003 through July 30, 2004 period was $8.0 million. For fiscal 2003, net interest expense amounted to $14.1 million. The overall increase in 2004 was primarily attributable to the interest costs of increased debt and higher interest rates associated with our new debt structure resulting from the Acquisition financing.

        In the period from July 31, 2004 through December 25, 2004 we recorded a debt extinguishment charge of $7.5 million related to the December 2004 refinancing of a $155.0 million term loan with $160.0 million in floating rate notes. In fiscal 2003, we recorded a debt extinguishment charge of $0.8 million, reflecting (i) the payment of early termination premiums related to the retirement of the $1.6 million outstanding balance of the 9.25% senior subordinated notes and the write-off of the remaining deferred financing costs associated with those notes and (ii) the accelerated amortization of the remaining deferred financing costs related to the term loans and a revolving credit facility which were fully repaid in connection with the July 2003 refinancing of such indebtedness with an asset-based revolving credit facility.

        In the period from July 31, 2004 through December 25, 2004, we recorded an income tax benefit of $34.0 million, reflecting a post-acquisition effective tax rate of 38.6%, inclusive of the anticipated benefits of employment tax credits. In the period from December 28, 2003 through July 30, 2004, the income tax provision of $1.1 million reflects an effective tax rate of 25.5%, inclusive of the anticipated benefits of employment tax credits. For fiscal 2003, the income tax provision of $1.7 million reflected an effective tax rate of 27.1%, inclusive of the anticipated benefits of employment tax credits. The changes in effective tax rates between these periods are primarily due to the impact of employment tax credits in relation to pre-tax income and certain non-deductible transaction expenses incurred during the period from July 31, 2004 to December 25, 2004. Employment tax credits do not vary with reported pre-tax income as they are based upon specific numbers of qualified new hires and represent the economic benefits earned by us for our participation in various federal and state hiring incentive programs.

Fiscal 2003 Compared to Fiscal 2002

        Net sales in the year ended December 27, 2003 were $1.465 billion, an increase of 10.5% over the year ended December 28, 2002 sales of $1.326 billion. Approximately 2.3% of the increase was attributable to higher levels of inventory resale activity in 2003. The balance of the increase was due to an increase in same-store sales of 2.7% and the inclusion of 28 net new stores opened in 2002 for the entire 2003 period and 13 net new stores opened in 2003. The increase in same-store sales was due to a pharmacy same-store sales increase of 7.5% partially offset by a front-end same-store sales decline of 0.8%. The most significant factors impacting our front-end sales performance during 2003 compared to 2002 were the continued depressed economic conditions and high unemployment that combined to restrain consumer demand. Front-end sales were also negatively affected by the August 2003 power blackout. Pharmacy same-store growth rates also decelerated from the 12.1% achieved in 2002 due to the factors discussed in the introduction above.

        Cost of sales as a percentage of net sales increased to 79.7% for 2003 from 78.6% in 2002, resulting in a decrease in gross margin to 20.3% for 2003 from 21.4% in 2002. The gross margin decline primarily resulted from the following factors:

  •
  Reduced pharmacy gross margins resulting from reductions in New York State Medicaid prescription reimbursement rates and increased use of generic reimbursement limitations by both private third party and government-sponsored plans;

  •
  Reduced pharmacy gross margins resulting from increased levels of lower margin resale activity in 2003 compared to 2002.

  •
  An increased proportion of lower margin third party and general pharmacy prescription sales along with a decline in higher margin front-end same-store sales; and

  •
  Increased store occupancy costs attributable to immature stores opened over the last three years (which have higher rent costs because their rents were closer to current market rates than those of older, more mature stores), lower real estate related income from lease terminations and store relocations and higher New York City real estate taxes that increased by 18.5% effective January 1, 2003.

        Selling, general and administrative expenses increased as a percentage of sales from 15.0% in 2002 to 15.6% in 2003. Increased resale activity reduced the change in this expense ratio between these two periods. Excluding resale activity, selling, general and administrative expenses increased from 15.6% in 2002 to 16.5% of sales in 2003. This increase was due to the following factors:

  •
  A lower rate of same-store sales growth in 2003 than in 2002, particularly in the pharmacy portion of our business which declined from a growth rate of 12.1% in 2002 to 7.5% in 2003;

  •
  Increased professional and legal expenses associated with various litigation matters, including our efforts to recover our business interruption insurance claim related to the September 11 disaster;

  •
  Increased labor costs to support greater numbers of 24-hour stores and expanded operating hours, increased pharmacy wages and costs to implement a new shelf labeling system;

  •
  Increased expenses to support immature one-hour photo departments opened in 2002 and 2003;

  •
  Increases in credit and debit card processing fees; and

  •
  Increased costs of insurance due to changes in the market.

        Excluding the impact of the increase in professional and legal expenses associated with the litigation matters noted above, selling, general and administrative expenses were 16.3% of net sales in 2003.

        Depreciation and amortization expense in 2003 and 2002 was $32.3 million and $26.9 million, respectively. The increase was attributable to capital spending for property and equipment additions during 2002 and 2003, primarily in support of new store growth as well as amortization expenses for pharmacy customer lists and lease acquisition costs for acquisitions completed during 2002 and 2003. In December 2002, we began to reduce our rate of new store growth from an average of 27 stores per year over the period from 1999 through 2002 to 17 stores opened in fiscal 2003. The reduction in new store growth recognized our need to grow more slowly in the face of depressed economic conditions and reduced profit margins.

        Store pre-opening expenses were $1.1 million related to the opening of 17 stores in fiscal 2003, compared to pre-opening expenses of $2.1 million reflecting 32 store openings in 2002.

        During 2003, we recorded total debt extinguishment charges of $0.8 million, which consisted of $0.7 million related to the write-off of deferred financing costs associated with term loans and the revolving credit facility that were replaced with a new asset-based revolving credit facility in July 2003, and $0.1 million related to deferred financing costs and consent premiums associated with the remaining 9.25% senior subordinated notes that were retired in February 2003.

        During 2002, we recorded total debt extinguishment costs of $11.4 million, which consisted of the following:

  •
  $3.0 million, reflecting the write-off of deferred financing costs related to loans under our senior credit agreement that were repaid with the proceeds of our offering of senior convertible notes, our 9.25% senior subordinated notes that were purchased in a tender offer completed in June 2002, and the December 2002 repurchase of a portion of the senior convertible notes;

  •
  $7.0 million associated with the payment of consent premiums and other expenses related to the tender offer for the 9.25% senior subordinated notes;

  •
  $4.0 million in connection with the termination of the interest rate swap related to the loans under the senior credit agreement that were repaid; and

  •
  a gain of $2.6 million related to the December 2002 repurchase of senior convertible notes.

        Net interest expense decreased to $14.1 million in 2003 from $17.9 million in 2002. The decrease in interest expense was primarily due to the retirement of most of the 9.25% senior subordinated notes in June 2002 as well as lower interest costs associated with the replacement of our previous senior credit agreement with a new asset-based revolving credit agreement in July 2003.

        Our effective tax rate in 2003 was 27.1% as compared to 35.6% in 2002. The lower effective tax rate is attributable to the impact of employment tax credits on significantly reduced pre-tax income, partially offset by incremental tax expense recorded in connection with New York State legislation which eliminated deductions for royalty fee expenses paid to out of state affiliated companies. Employment tax credits represent the benefits earned by us for our participation in various Federal and state hiring incentive programs. These benefits are based on the number of qualifying employees hired and retained by us for a specified time period. Employees qualify for these hiring programs primarily as a result of their enrollment in various economic assistance programs. The annual increase in the value of the employment tax credits reflects the hiring of additional qualifying employees from year to year as a result of our expansion and ongoing presence in economically challenged regions within the New York greater metropolitan area.

        During 2002, as a result of the change in accounting method for inventory valuation from the retail dollar-based FIFO method to a specific cost-based LIFO method, we recorded a one-time, non-cash after-tax charge of $9.3 million. There were no cumulative effects of accounting changes recorded in 2003.

Liquidity and Capital Resources

Working Capital

        Working capital was $220.6 million as of December 25, 2004 and $226.2 million as of December 27, 2003. Generally, working capital increases at the beginning of each month when we draw on the amended asset-based revolving loan facility to pay operating expenses and decreases at the end of each month as we repay those borrowings.

Cash Flow for the Period from July 31, 2004 through December 25, 2004 for the Successor and the Period from December 28, 2003 through July 30, 2004 for the Predecessor Compared to the Twelve Months Ended December 27, 2003 for the Predecessor

        Net cash used in operating activities was $10.3 million in the period from July 30, 2004 through December 25, 2004 and net cash provided by operations was $21.6 million in the period from December 28, 2003 through July 30, 2004 compared to cash provided by operations of $47.4 million in

2003. Cash Acquisition-related expenses of $40.6 million accounted for the use of cash in the successor period.

        Net cash used in investing activities was $438.5 million and $32.5 million, in the periods from July 30, 2004 through December 25, 2004 and December 28, 2003 through July 30, 2004, respectively, compared to $55.1 million in 2003. The increase in the successor period primarily represents the $413.7 million cash cost of acquiring the predecessor. In addition, capital expenditures in the 2004 successor period of $10.4 million and 2004 predecessor period of $17.6 million, declined by $13.1 million compared to fiscal 2003 while lease acquisition, pharmacy customer file and other costs in the 2004 successor period of $14.5 million and 2004 predecessor period of $14.9 million, increased by $16.7 million versus fiscal 2003. Fiscal 2003 cash flow used in investing activities also included $1.4 million in connection with the completion of a store acquisition initiated in 2001.

        Net cash provided by financing activities was $448.8 million and $11.0 million in the periods from July 30, 2004 through December 25, 2004 and December 28, 2003 through July 30, 2004, respectively, compared to net cash provided by financing activities of $4.7 million in fiscal 2003. The increase in cash provided by financing activities in the current year was primarily attributable to the equity contribution received and the new debt incurred in connection with the Acquisition.

Cash Flow for Fiscal 2003 Compared to Fiscal 2002

        For fiscal 2003, net cash provided by operating activities was $47.4 million or 3.4% of sales, compared to $42.5 million, or 3.3% of sales in 2002. The primary reason for the increase was the lower rate of growth in working capital in 2003 over 2002 than experienced in 2002 over 2001.

        For fiscal 2003, net cash used in investing activities was $55.1 million, compared to $60.5 million in fiscal 2002. Net cash used in investing activities in 2003 was for capital expenditures of $41.0 million, primarily related to the opening and remodeling of new and renovated stores, combined with $12.7 million for lease acquisition, pharmacy file and other costs and $1.4 million associated with the completion of a store acquisition initiated in 2001. Net cash used in investing activities in 2002 was due to capital expenditures of $47.6 million and $12.9 million for lease acquisition, pharmacy file and other costs. The decrease in cash used for investing activities in 2003 was primarily due to a reduction in the number of store openings from 32 in 2002 to 17 in 2003, partially offset by increased capital expenditures in 2003 for technology related projects.

        For fiscal 2003, net cash provided by financing activities was $4.7 million, compared to $17.2 million in fiscal 2002. The lower levels of cash provided by financing activities in 2003 resulted from the improved level of cash flow from operating activities combined with decreased capital expenditures reflective of the less aggressive store expansion program employed in 2003.

The Acquisition

        The Acquisition was financed as an all-cash transaction whereby Duane Reade Inc.'s common stock outstanding immediately prior to the Acquisition was converted into the right to receive $16.50 per share, without interest. The total transaction value, including transaction expenses and the repayment of indebtedness was approximately $748.0 million, which was funded through new equity investments of approximately $244 million and debt of approximately $504 million.

Operating Capital Requirements

        Our operating capital requirements primarily result from opening and stocking new stores, remodeling and renovating existing retail locations, purchasing pharmacy files and the continuing development of management information systems. We opened 16 new stores during 2004, a decline from 17 stores opened in 2003 and 32 stores opened in 2002. We currently plan to open 10-12 new stores in each of fiscal 2005 through fiscal 2008. We spent approximately $27.9 million in 2004 on capital expenditures, primarily for new, renovated and replacement stores, and we spent an additional $29.4 million for lease acquisition, pharmacy customer files and other costs. We also require working capital to support inventory for our existing and new stores. Historically, we have been able to lease almost all of our store locations, so acquisitions of real estate are not expected to have a significant impact on our capital requirements.

Liquidity Assessment

        Duane Reade Holdings is a holding company formed in connection with the Acquisition to hold 100% of the common stock of Duane Reade Inc. Duane Reade Holdings operates all of its business through Duane Reade Inc. and its subsidiaries and has no other independent assets, liabilities or operations, so, to the extent it has liquidity requirements, it will depend on distributions of cash from Duane Reade Inc., to the extent permitted by the various agreements to which Duane Reade Inc. is a party. Currently, we do not expect Duane Reade Holdings to have any material liquidity requirements.

        We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including revolving loan borrowings under the amended asset-based revolving loan facility will be adequate for at least the next two years, to make required payments on our indebtedness, to fund anticipated capital expenditures and to satisfy our working capital requirements. We base this belief on our recent levels of cash flow from operations of approximately $47.4 million in fiscal 2003 and cash flow from operations of $11.3 million in 2004 (which includes the absorption of $40.6 million in Acquisition-related costs) and the significant additional borrowing capacity under the amended asset-based revolving loan facility, which amounted to approximately $62.6 million at March 26, 2005. In January 2005, we borrowed an additional $19.0 million under the amended asset-based revolving loan facility to fund a settlement obligation in connection with the termination of the Chairman's SERP benefit. We expect to recover a portion of this additional revolver borrowing (approximately $10.0 million) upon the retirement of the Chairman's split dollar life insurance policy on June 30, 2005. Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. In addition, our operating results, cash flow and capital resources may not be sufficient for repayment of our indebtedness in the future. Some risks that could adversely affect our ability to meet our debt service obligations include, but are not limited to, reductions in third party prescription reimbursement rates, declines in the New York City economy, increases in competitive activity, changes in drug consumption patterns, additional adverse legislative changes or a major disruption of business in our markets from a terrorist event, natural disaster or other unexpected events. Other factors that may adversely affect our ability to service our debt are described above under "Special Note Regarding Forward-Looking Statements." Borrowings under the amended asset-based revolving loan facility and the $160.0 million floating rate notes bear interest at floating rates. Therefore, our financial condition will be affected by changes in prevailing interest rates.

Debt

        Amended Asset-Based Revolving Loan Facility.    On July 21, 2003, Duane Reade GP entered into a new credit agreement. This credit agreement was an asset-based revolving loan facility which used a pre-determined percentage of the current value of our inventory and selected accounts receivable to calculate the availability of funds eligible to be borrowed up to an aggregate principal amount of $200 million. Prior to the amendment described below, our obligations under the credit agreement and related guarantees were collateralized by substantially all of our assets.

        On July 22, 2004, in connection with the Acquisition, the asset-based revolving loan facility was amended to increase the borrowing capacity to an aggregate principal amount of $250 million, subject to an adjusted borrowing base calculation based upon specified advance rates against the value of our selected inventory, pharmacy prescription files and selected accounts receivable. The amended asset-based revolving loan facility includes a $50 million sub-limit for the issuance of letters of credit. Obligations under the asset-based revolving loan facility are collateralized by a first priority security interest in inventory, receivables, pharmacy prescription files, deposit accounts and certain other current assets. Under the asset-based revolving loan facility, Duane Reade Inc. and Duane Reade GP are co-obligors. The asset-based revolving loan facility is guaranteed by us, and each of our other domestic subsidiaries other than Duane Reade Inc. and Duane Reade GP.

        The asset-based revolving loan facility contains a single fixed charge coverage requirement which only becomes applicable when borrowings exceed 90 percent of the borrowing base, as defined in the asset-based revolving loan facility. Borrowings under the asset-based revolving loan facility have not exceeded 90 percent of the borrowing base and, as a result, the fixed charge covenant has not become applicable. There are no credit ratings related triggers in the asset-based revolving loan facility that would impact the cost of borrowing, annual amortization of principal or related indebtedness maturity. The asset-based revolving loan facility is scheduled to mature on July 20, 2008.

        Revolving loans under the asset-based revolving loan facility, at our option, bear interest at either:

  •
  a rate equal to LIBOR (the London Interbank Offered Rate) plus a margin of from 1.50% to 2.00%, determined based on levels of borrowing availability reset each fiscal quarter; or

  •
  a rate equal to the prime rate of Banc of America Retail Group Inc. plus a margin of from 0.00% to 0.50%, determined based on levels of borrowing availability reset each fiscal quarter. Borrowings under the amended facility continue to be primarily LIBOR-based.

        At March 26, 2005, there was $179.8 million outstanding under the asset-based revolving loan facility, and approximately $62.6 million of remaining availability, net of $4.2 million reserved for standby letters of credit. This availability balance reflects the January 2005 borrowing of $19.0 million in connection with the termination of the Chairman's SERP benefit discussed above.

        Senior Secured Notes.    On December 20, 2004, we closed an unregistered offering of $160.0 million aggregate principal amount of senior secured floating rate notes due 2010. Using the net proceeds (without deducting expenses) from that offering, together with approximately $2.2 million of borrowings under the amended asset-based revolving loan facility, we repaid all outstanding principal under the $155.0 million senior term loan facility, along with approximately $3.6 million of premium and accrued but unpaid interest through December 20, 2004.

        The senior secured notes bear interest at a floating rate of LIBOR plus 4.50%, reset quarterly. Interest on the senior secured notes is payable quarterly on each March 15, June 15, September 15, and December 15, beginning on March 15, 2005.

        Duane Reade Inc. and Duane Reade GP are co-obligors under the senior secured notes. The senior secured notes rank equally in right of payment with any of our or Duane Reade GP's unsubordinated indebtedness and senior in right of payment to any of our or Duane Reade GP's subordinated or senior subordinated indebtedness. All obligations under the senior secured notes are guaranteed on a senior secured basis by us and each of our existing subsidiaries, other than Duane Reade Inc. and Duane Reade GP, and will be guaranteed by future subsidiaries except certain foreign and certain domestic subsidiaries. The senior secured notes and the guarantees are collateralized by a first priority security interest in substantially all of our assets other than those assets in which the lenders under the amended asset-based revolving loan facility have a first priority interest. The senior secured notes and the guarantees are also collateralized by a second priority security interest in all collateral pledged on a first priority basis to lenders under the amended asset-based revolving loan facility.

        Upon the occurrence of specified change of control events, we will be required to make an offer to repurchase all of the senior secured notes at 101% of the outstanding principal amount of the senior secured notes plus accrued and unpaid interest to the date of repurchase. The indenture governing the senior secured notes contains certain affirmative and negative covenants that limit the ability of Duane Reade Inc., Duane Reade GP and their restricted subsidiaries to incur additional indebtedness, pay dividends, make repayments on indebtedness that is subordinated to the senior secured notes and to make certain other restricted payments, incur certain liens, use proceeds from sales of assets, enter into business combination transactions (including mergers, consolidations and asset sales), enter into sale-leaseback transactions, enter into transactions with affiliates and permit restrictions on the payment of dividends by restricted subsidiaries. The indenture governing the senior secured notes contains customary events of default, which, if triggered, may result in the acceleration of the indebtedness outstanding under the indenture. The indenture governing the senior secured notes does not contain financial maintenance covenants. Under a registration rights agreement entered into as part of the offering of the senior secured notes, we are required to (i) file a registration statement with the SEC within 120 days after the completion of the offering of the senior secured notes, (ii) use our reasonable best efforts to cause the registration statement to become effective within 180 days after the completion of offering of the senior secured notes, and (iii) use our reasonable best efforts to complete an exchange offer of the initial senior secured notes for registered senior secured notes within 210 days after the offering of the senior secured notes is completed. On January 21, 2005, we filed a registration statement on Form S-4, registering an exchange offer relating to the senior secured notes. On February 3, 2005, the registration statement was declared effective. However, on March 7, 2005, prior to the completion of the exchange offer, we suspended the exchange offer as a result of the restatement of our financial results described under "—Prior Year Restatements." We expect to resume the exchange offer once the prospectus for the exchange offer is updated to take account of the restatements. There are no credit ratings related triggers in the indenture governing the senior secured notes that would impact the cost of borrowing, annual amortization of principal or related indebtedness maturity.

        Senior Subordinated Notes.    On July 30, 2004, upon completion of the Acquisition, Duane Reade Inc. and Duane Reade GP co-issued $195.0 million of 9.75% senior subordinated notes due 2011. The senior subordinated notes mature on August 1, 2011 and bear interest at 9.75% per annum payable in semi-annual installments on February 1 and August 1, commencing February 1, 2005. The senior subordinated notes are uncollateralized obligations and subordinated in right of payment to all of our existing and future unsubordinated indebtedness, including borrowings under the amended asset-based revolving loan facility and the senior secured notes. The senior subordinated notes will rank equally with any future senior subordinated indebtedness and senior to any future subordinated indebtedness. The senior subordinated notes are guaranteed on an uncollateralized, senior subordinated basis by us and all of Duane Reade Inc.'s existing direct and indirect domestic subsidiaries other than Duane Reade GP, which is a co-obligor under the senior subordinated notes. On March 25, 2005, Duane Reade Holdings became a guarantor of the senior subordinated notes on the same basis as the other guarantors. Upon the occurrence of specified change of control events, we will be required to make an offer to repurchase all of the senior subordinated notes at 101% of the outstanding principal amount of the senior subordinated notes plus accrued and unpaid interest to the date of repurchase. The indenture governing the senior subordinated notes contains certain affirmative and negative covenants that limit the ability of Duane Reade Inc., Duane Reade GP and their restricted subsidiaries to incur additional indebtedness, pay dividends, make repayments on indebtedness that is subordinated to the senior subordinated notes and to make certain other restricted payments, incur certain liens, use proceeds from sales of assets, enter into business combination transactions (including mergers, consolidations and asset sales), enter into transactions with affiliates and permit restrictions on the payment of dividends by restricted subsidiaries. The indenture governing the senior subordinated notes contains customary events of default, which, if triggered, may result in the acceleration of the indebtedness outstanding under the indenture. There are no credit ratings related triggers in the indenture governing the senior subordinated notes that would impact the cost of borrowing, annual amortization of principal or related indebtedness maturity.

Other Factors Influencing our Liquidity

        Eleven of our stores, which generated approximately 3.8% of our net sales for fiscal 2004, have leases scheduled to expire before the end of fiscal 2006. Four of these leases have a renewal option. We believe that we will be able to renew the other expiring leases on economically favorable terms or, alternatively, find other economically attractive locations to lease.

        As of December 25, 2004, approximately 4,600 of our approximately 6,300 employees were represented by various labor unions and were covered by collective bargaining agreements. Pursuant to the terms of the collective bargaining agreements covering these employees, we are required, in some instances, to pay specified annual increases in salary and benefits contributions relating to the member employees. We do not believe that these increases will have a material impact on our liquidity or results of operations. Our collective bargaining agreement with Local 340A New York Joint Board, UNITE AFL-CIO or UNITE, who represents approximately 700 of our employees in 113 stores, expire on March 31, 2005. We are in discussions with UNITE regarding an extension of this contract.

        Under an employment agreement with our Chairman and CEO originally entered into in 1997 and subsequently amended in 2000 and 2001, and then amended and restated in 2002, and again amended and restated in connection with the completed Acquisition, we were required to fund premiums for a split dollar life insurance policy that would provide certain post-retirement benefits. During fiscal 2003 and fiscal 2004, the annual premiums amounted to $5.0 million, and were scheduled to remain at $5.0 million per year through 2010. The enactment of the Sarbanes-Oxley Act has resulted in the need for additional guidance concerning the permissibility of spilt dollar life insurance policies for executives. While we believe this split dollar policy is permitted under current interpretations of the legislation, there can be no assurance that further interpretations or guidance to be provided by the SEC concerning this legislation will concur. Upon completion of the Acquisition, under Mr. Cuti's amended and restated employment agreement, we elected to terminate the split dollar life insurance contract in exchange for, among other things, the payment to Mr. Cuti of $20.5 million on or prior to January 3, 2005 and $4.0 million on or prior to June 30, 2005. We have made all such required payments. A portion of these payment obligations (approximately $14.2 million) will be offset by the proceeds of the cash surrender value of the split dollar life insurance contract at the time we elect to terminate it (approximately $14.2 million as of January 31, 2005) which we expect to occur on June 30, 2005.

        The Acquisition resulted in a restructuring of our debt, as well as the elimination of our obligations under the CEO Split Dollar Life Insurance Policy, in exchange for certain direct payments to Mr. Cuti. We also refinanced the senior term loan facility incurred in connection with the Acquisition with the proceeds from the issuance of the senior secured floating rate notes and borrowings under the amended asset-based revolving loan facility. The following tables provide information with respect to our commitments and obligations as at December 25, 2004:

	Payments due by Period
Contractual Cash Obligations	Total	Within 1 year	2-3 years	4-5 years	After 5 years
	(dollars in thousands)
Long-Term Debt(1)	$508,902	$—	$—	$153,870	$355,032
Capital Lease Obligations(2)	2,788	780	1,368	640	—
Operating Leases(3)	1,344,893	119,602	237,090	219,849	768,352
CEO SERP Termination(4)	23,000	23,000	—	—	—
Fixed Interest Payments(5)	133,088	19,013	38,025	38,025	38,025

Total Contractual Cash Obligations	$2,012,671	$162,395	$276,483	$412,384	$1,161,409

(1)
These amounts include $195.0 million outstanding under the senior subordinated notes, $160.0 million outstanding under the senior secured floating rate notes, $153.9 million outstanding under the amended asset-based revolving loan facility due in 2008, and $32,000 outstanding under the senior convertible notes due in 2022. At December 25, 2004, a further $90.7 million was available for borrowing under the amended asset-based revolving loan facility. In January 2005, we borrowed an additional $19.0 million under the amended asset-based revolving loan facility. For more information about the terms of the indebtedness described above, please see "—Long-Term Debt," above.

(2)
In January 2005, we entered into a 60-month lease for equipment to be used in the photofinishing departments of our stores. This lease requires monthly payments of $0.3 million, which approximates the payments being made for leases of similar equipment which were satisfied in December 2004. In the first quarter of 2005, we will record a capital lease obligation of $13.5 million in connection with the new lease. Note 11 of the consolidated financial statements provides further detail on Capital Lease obligations.

(3)
Note 15 of the consolidated financial statements provides further detail on Operating Lease obligations.

(4)
In January 2005, we made a scheduled payment of $19.0 million to Mr. Cuti.

(5)
Reflects interest payable on $195.0 million outstanding under the senior subordinated notes.

	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Within 1 year	2-3 years	4-5 years	After 5 years
	(dollars in thousands)
Standby Letters of Credit(1)	$2,789	$2,518	$124	$147	$—

Total Commercial Commitments	$2,789	$2,518	$124	$147	$—

(1)
Standby letters of credit, primarily representing self-insured general liability claims and property lease security deposits, are renewed on an annual basis, unless otherwise requested by the beneficiary.

        We are party to multi-year, merchandise supply agreements in the normal course of business. The largest of these agreements is with AmerisourceBergen, our primary pharmaceutical supplier. Generally, these agreements provide for certain volume commitments and may be terminated by us, subject in some cases to specified termination payments, none of which we believe would constitute a material, adverse effect on our financial position, results of operations or cash flows. It is the opinion of management that if any of these agreements were terminated or if any contracting party was to experience events precluding fulfillment of its obligations, we would be able to find a suitable alternative supplier.

        In connection with the Acquisition, Mr. Cuti was granted equity interests in Duane Reade Shareholders and Duane Reade Holdings, consisting of options to purchase shares of our common stock and a profits interest in Duane Reade Shareholders. Upon the occurrence of certain events, including the fifth anniversary of the effective date of the Acquisition, Mr. Cuti will have the right to require us to purchase for cash over a two year period all or a portion of these equity interests as he may designate, at fair market value determined in accordance with a formula. The profits interest and options will have no value unless the value of Duane Reade Shareholders and Duane Reade Holdings, respectively, appreciate following the Acquisition. Mr. Cuti's purchase right will be suspended at any time when the exercise of such purchase rights would result in a default under the financing arrangements of Duane Reade Shareholders, Duane Reade Holdings or Duane Reade Inc. Mr. Cuti's purchase right will also terminate upon certain public offerings by us, Duane Reade Shareholders, Duane Reade Holdings or Duane Reade Inc. Because the actual amount of the purchase obligation will depend on the market value of the equity interests and because the timing of the purchases will depend on a number of factors outside of our control, the purchase obligation is not reflected in the table above.

        At December 25, 2004 we have recorded a litigation-related non-current liability of $17.0 million in connection with the NLRB's decision in a litigation-related matter with the Allied Trades Council, a union representing employees in 139 of our stores. Because this decision is the initial phase of a complex administrative and judicial process, the ultimate outcome, financial impact and related timing of any future cash disbursement relating to this matter cannot be determined at this time. Until this matter is resolved, we will record additional non-cash pre-tax charges, including interest, which are calculated on the same basis as the charges recorded in the 2003 and 2004 financial statements. We currently estimate that the charge in 2005 will approximate $4.4 million, subject to changes in the relevant interest rate. Any payments we make in respect of such litigation will have an impact on our liquidity, although we believe that we will have sufficient available borrowings under the amended asset-based loan facility plus cash on hand to make any necessary payments.

Off-Balance Sheet Arrangements

        We are not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off-balance sheet financing other than the operating lease commitments and standby letters of credit listed above.

Critical Accounting Policies

        Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial reporting to gain a more complete understanding of our consolidated financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in the paragraphs below are those that depend most heavily on these judgments and estimates.

Receivables—Reserves for Uncollectible Accounts

        At December 25, 2004 and December 27, 2003, accounts receivable included $40.5 million and $37.0 million, respectively, of amounts due from various insurance companies and governmental agencies under third party payment plans for prescription sales made prior to those dates. Our accounting policy, which is based on our past collection experience, is to fully reserve for all pharmacy receivables over 120 days old that are unpaid at the evaluation date, as well as any other pharmacy receivables deemed potentially uncollectible. Pharmacy receivables other than NY Medicaid are adjudicated at the point of sale and do not generally have issues of collectibility. There was approximately $3.0 million and $3.3 million reserved for uncollectible pharmacy receivables at December 25, 2004 and December 27, 2003, respectively. Other receivables, which primarily consist of amounts due from vendors, are reserved for based upon a specific application of our historical collection experience to the total aged receivable balance. At December 25, 2004 and December 27, 2003, this reserve was approximately $5.1 million and $2.1 million, respectively.

Inventory Shrink Estimates

        We take front-end and pharmacy physical inventories in all of our stores and the distribution centers at least once per year on a staggered cycle basis. Inventories at balance sheet dates are valued using the specific-cost, item-based last-in, first-out (LIFO) method reduced by estimated inventory shrink losses for the period between the last physical inventory in each store and the balance sheet date. These shrink estimates are based on the latest chain-wide trends. At December 25, 2004 and December 27, 2003, a change in this shrink estimate of 1.0% of front-end sales would impact year-to-date pre-tax earnings by approximately $4.3 million and $3.4 million, respectively.

Insurance Liabilities and Reserves

        At December 25, 2004 and December 27, 2003, there were $3.5 million and $2.7 million of accrued general liability claim costs, respectively, that primarily related to the gross amount payable for customer accident claims. Our policy is to recognize a liability for the estimated projected ultimate settlement value of these claims as well as a provision for incurred but unreported claims as of each balance sheet date. These estimates are made based on a review of the facts and circumstances of each individual claim using experienced third party claims adjustors. These estimates are also reviewed and monitored on an ongoing basis by management. For a majority of the claims, the maximum self-insured portion of any individual claim amounts to $100,000; however, our historical claim settlement experience is significantly lower. At December 25, 2004, there were 246 outstanding claims with an average projected settlement value of approximately $14,150, as compared to 208 outstanding claims with an average projected settlement value of approximately $13,125 at December 27, 2003.

Impairment of Goodwill and Intangible Assets

        At December 25, 2004, goodwill, net of accumulated amortization, was approximately $84.6 million. Other net intangible assets consisted of lease acquisition costs of $103.8 million, customer lists of $93.9 million, non-competition agreements of $0.6 million and our trade name of $66.2 million. Our policy is to evaluate our intangible assets, exclusive of goodwill, for impairment, when circumstances indicate that impairment may have occurred. These circumstances include, but are not limited to, a significant adverse change in legal factors or in the business climate, adverse action or assessment by a regulator, unanticipated competition or the loss of key personnel. We evaluate our intangible assets for impairment by comparing the expected undiscounted cash flows from the underlying stores or assets over their remaining asset lives to the net intangible asset values. Any intangible asset for which the projected undiscounted cash flow is insufficient to recover the asset's carrying value is considered impaired and would be written down to its net recoverable value based on discounted cash flows. Such write-downs would result in a non-cash charge to earnings. Goodwill is evaluated annually as of the year end balance sheet date as required under Statement of Financial Accounting Standards No. 142. Prior to the Acquisition, we utilized the market capitalization of our common stock in performing the required impairment test. Subsequent to the acquisition we employed a market multiple valuation technique utilizing other public chain drug retailers. Our most recent evaluation did not indicate any impairment of goodwill; however, we may be required to perform an interim impairment review if circumstances similar to those listed above indicate that impairment may have occurred. We may be required to recognize an impairment charge at the time an interim or future annual impairment review is performed, depending in part on the estimated value of our market capitalization.

Other Loss Contingencies

        Liabilities for loss contingencies are recorded when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Loss contingencies often take years to resolve and can involve complicated litigation matters and potential regulatory actions, the outcomes of which are difficult to predict. At December 25, 2004, we have recorded loss contingencies representing (i) the estimated liability associated with the NLRB's decision in a litigation-related matter with the Allied Trades Council and (ii) other legal settlement costs of $1.0 million. At December 27, 2003, we had recorded two loss contingencies, representing the estimated liability associated with the NLRB matter and our estimated portion of a potential settlement of an ongoing lawsuit between various retailers and a delivery driver's union.

Income Taxes

        Our effective tax rate was 25.5% in the predecessor period from December 28, 2003 through July 30, 2004, 38.6% in the successor period from July 31, 2004 through December 25, 2004, 27.1% in fiscal 2003 and 35.6% in fiscal 2002. The reduced tax rate experienced in the predecessor period of 2004 as compared to the prior year reflects the impact of the tax credits on our reduced pre-tax income generated in the predecessor period of 2004. The effective tax rate has been and is expected to continue to be a major factor in the determination of our profitability and cash flow. As such, a significant shift in the relative sources of our earnings, or changes in tax rules or interpretations, could have a material, adverse effect on our results of operations and cash flow. The decrease in our effective rate in 2003 as compared to 2002 is attributable to the impact of employment tax credits on significantly reduced pre-tax income, partially offset by incremental tax expense recorded in connection with the New York State legislation enacted during the second quarter of 2003, that eliminated deductions for royalty fee expenses paid to out of state affiliated companies. Employment tax credits represent the benefits earned by us for our participation in various Federal and state hiring incentive programs. These benefits are based on the number of qualifying employees hired and retained by us for a specified time period. Employees qualify for these hiring programs primarily as a result of their enrollment in various economic assistance programs. The annual increase in the value of the employment tax credits reflects the hiring of additional qualifying employees from year to year as a result of our continuing expansion and ongoing presence in the economically challenged regions within the New York greater metropolitan area.

Change in Accounting Method

        During the first quarter of 2002, we adopted a change in accounting method to convert from the retail dollar based first-in, first-out ("FIFO") method of inventory valuation to an item specific cost-based last-in, first-out ("LIFO") method of inventory valuation. This change resulted in a one-time non-cash after-tax charge of approximately $9.3 million, which was recorded in the first quarter of the 2002 fiscal year as the cumulative effect of an accounting change. Adoption of the specific cost LIFO method has resulted in the recognition of the latest item costs in our reported gross margins, and has made our results more comparable to those of other major retailers in our industry.

Seasonality

        The non-pharmacy business is seasonal in nature, with the Christmas holiday season generating a higher proportion of sales and earnings than other periods.

Inflation

        We believe that inflation has not had a material impact on our results of operations during the three years ended December 25, 2004.

Recently Issued Accounting Pronouncements

        In December 2002, FAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" was issued. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We have not adopted such voluntary change to the fair value based method. In addition, this statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures about the method of accounting for stock-based compensation and the effect of the method used on reported results. As required, we adopted the disclosure-only provisions of FAS No. 148 effective in 2002.

        In December 2004, SFAS No. 123R, "Share-Based Payment" was issued. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. The provisions of this statement are required to be adopted for interim or annual periods beginning after December 15, 2005. We are currently evaluating the effect of adopting this statement.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our financial results are subject to risk from interest rate fluctuations on debt, which carries variable interest rates. Variable rate debt outstanding at December 25, 2004 included $153.9 million of borrowings under the amended asset-based revolving loan facility and $160.0 million under the senior secured floating rate notes. At December 25, 2004, the weighted average combined interest rate in effect on all variable rate debt outstanding was 5.49%. A 0.50% change in interest rates applied to the $313.9 million balance of floating rate debt would affect pre-tax annual results of operations by approximately $1.6 million. In addition, there were also $195.0 million of senior subordinated notes and $32,000 of senior convertible notes outstanding at December 25, 2004. The senior subordinated notes and senior convertible notes bear interest payable semi-annually at fixed rates of 9.75% and 3.75%, respectively, and are therefore not subject to risk from interest rate fluctuations.

        The principal objective of our investment management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate our funding needs. As part of our risk management, we may use derivative financial products such as interest rate hedges and interest rate swaps in the future.

DUANE READE HOLDINGS, INC.—SUCCESSOR

DUANE READE INC.—PREDECESSOR

AUDITED FINANCIAL STATEMENTS

Index

Reports of Independent Registered Public Accounting Firm	49
Consolidated Statements of Operations—
For the period from July 31, 2004 through December 25, 2004 for the Successor and the period from December 28, 2003 through July 30, 2004 and the fiscal years ended December 27, 2003 and December 28, 2002 for the Predecessor	51
Consolidated Balance Sheets—
As of December 25, 2004 for the Successor and December 27, 2003 for the Predecessor	52
Consolidated Statements of Cash Flows—
For the period from July 31, 2004 through December 25, 2004 for the Successor and the period from December 28, 2003 through July 30, 2004 and the fiscal years ended December 27, 2003 and December 28, 2002 for the Predecessor	53
Consolidated Statements of Stockholders' Equity—
For the period from July 31, 2004 through December 25, 2004 for the Successor and the period from December 28, 2003 through July 30, 2004 and the fiscal years ended December 27, 2003 and December 28, 2002 for the Predecessor	54
Notes to Consolidated Financial Statements	55
Schedule II—Valuation and Qualifying Accounts	129

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Duane Reade Holdings, Inc:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Duane Reade Holdings, Inc. and its subsidiaries (the "Company") at December 25, 2004, and the results of their operations and their cash flows for the five month period ended December 25, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

New York, New York
April 7, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Duane Reade Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Duane Reade Inc. and its subsidiaries (the "Company") at December 27, 2003, and the results of their operations and their cash flows for the seven month period ended July 30, 2004 and for each of the two years in the period ended December 27, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1, the accompanying consolidated financial statements for the period from December 28, 2003 through July 30, 2004 and the years ended December 27, 2003 and December 28, 2002 have been restated.

        As also discussed in Note 1 to the consolidated financial statements, the Company adopted the specific cost LIFO method of inventory accounting, effective December 30, 2001.

PricewaterhouseCoopers LLP

New York, New York
April 7, 2005

DUANE READE HOLDINGS, INC.—SUCCESSOR

DUANE READE INC.—PREDECESSOR

Consolidated Statements of Operations

(In thousands)

		Predecessor–Restated
	Successor
			Fiscal Years Ended
	Period from July 31, 2004 through Dec. 25, 2004	Period from Dec. 28, 2003 through July 30, 2004
			December 27, 2003	December 28, 2002
Net sales	$670,568	$927,801	$1,465,275	$1,325,523
Cost of sales	540,509	745,090	1,168,408	1,041,303

Gross profit	130,059	182,711	296,867	284,220

Selling, general & administrative expenses	101,448	142,293	229,148	198,770
Transaction expenses	37,575	3,005	644	—
Labor contingency expense	1,789	2,611	12,600	—
Insurance recovery	—	—	—	(9,378)
Depreciation and amortization	27,051	21,902	32,335	26,935
Store pre-opening expenses	365	470	1,063	2,086
Other	26,433	—	—	—

	194,661	170,281	275,790	218,413

Operating (loss) income	(64,602)	12,430	21,077	65,807
Interest expense, net	15,880	7,977	14,117	17,925
Debt extinguishment expense	7,525	—	812	11,371

(Loss) income before income taxes and cumulative effect of accounting change	(88,007)	4,453	6,148	36,511
Income tax benefit (expense)	33,966	(1,136)	(1,669)	(12,994)

(Loss) income before cumulative effect of accounting change	(54,041)	3,317	4,479	23,517
Cumulative effect of accounting change, net	—	—	—	(9,262)

Net (loss) income	$(54,041)	$3,317	$4,479	$14,255

The accompanying notes are an integral part of these consolidated financial statements.

DUANE READE HOLDINGS, INC.—SUCCESSOR

DUANE READE INC.—PREDECESSOR

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	Successor	Predecessor
	December 25, 2004	December 27, 2003
		Restated
Assets
Current assets
Cash	$1,329	$1,252
Receivables, net	58,056	53,430
Inventories	262,323	258,139
Deferred income taxes	9,027	10,811
Prepaid expenses and other current assets	35,716	20,263

Total current assets	366,451	343,895
Property and equipment, net	224,460	189,469
Goodwill	84,624	161,318
Deferred income taxes	—	13,854
Other assets	297,032	88,836

Total assets	$972,567	$797,372

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$80,154	$85,528
Accrued interest	8,209	1,633
Accrued expenses	56,735	30,086
Current portion of capital lease obligation	780	422

Total current liabilities	145,878	117,669
Long-term debt	508,902	271,385
Capital lease obligation, less current portion	2,008	1,103
Deferred income taxes	21,350	—
Other non-current liabilities	108,972	79,954

Total liabilities	787,110	470,111

Commitments and contingencies (Note 15)
Stockholders' equity
Preferred stock, $0.01 par; authorized 5,000,000 shares; issued and outstanding: none (Predecessor)		—
Series A preferred stock, $0.01 par; authorized 75,000 shares; issued and outstanding: none (Predecessor)		—
Common stock, $0.01 par; authorized 75,000,000 shares; issued and outstanding: 24,403,550 shares (Predecessor)		244
Common stock, $0.01 par; authorized 2,950,000 shares; issued and outstanding: 2,594,977 shares (Successor)	26
Preferred stock, 0.01 par; authorized 50,000 shares; issued and outstanding: 0 shares (Successor)	—
Additional paid-in capital	239,472	331,917
Retained earnings (deficit)	(54,041)	(4,900)

Total stockholders' equity	185,457	327,261

Total liabilities and stockholders' equity	$972,567	$797,372

The accompanying notes are an integral part of these consolidated financial statements.

DUANE READE HOLDINGS, INC.—SUCCESSOR

DUANE READE INC.—PREDECESSOR

Consolidated Statements of Cash Flows

(In thousands)

		Predecessor – Restated
	Successor
			Fiscal Years Ended
	Period from July 31, 2004 through Dec. 25, 2004	Period from Dec. 28, 2003 through July 30, 2004
			December 27, 2003	December 28, 2002
Cash flows from operating activities:
Net (loss) income	$(54,041)	$3,317	$4,479	$14,255
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	28,610	23,003	34,271	28,836
Deferred income taxes	(34,675)	5,900	(4,634)	11,840
Effect of accounting change, net	—	—	—	9,262
Gain on sales and disposals of assets	—	—	—	(180)
Debt extinguishment expense	4,425	—	730	(5,127)
Non-cash rent expense	3,604	4,383	9,052	12,175
Changes in operating assets and liabilities (net of effect of acquisitions):
Receivables	(1,569)	(3,057)	8,578	(4,323)
Inventories	(1,682)	4,385	(39,451)	(14,518)
Accounts payable	14,673	(20,047)	27,752	(11,312)
Prepaid and accrued expenses	32,087	747	(619)	7,098
Other assets and liabilities, net	(1,731)	2,921	7,286	(5,469)

Net cash (used in) provided by operating activities	(10,299)	21,552	47,444	42,537

Cash flows from investing activities:
Capital expenditures	(10,360)	(17,552)	(41,036)	(47,599)
Lease acquisition, customer file and other costs	(14,467)	(14,925)	(12,697)	(12,921)
Acquisition price adjustments	—	—	(1,382)	—
Purchase of Duane Reade	(413,684)	—	—	—

Net cash used in investing activities	(438,511)	(32,477)	(55,115)	(60,520)

Cash flows from financing activities:
Proceeds from subordinated note offering	195,000	—	—	—
Proceeds from floating rate note offering	160,000	—	—	—
Proceeds from term loan	155,000	—	—	—
Proceeds from convertible note offering	—	—	—	218,501
Proceeds from sale of common stock	239,498	—	—	—
Repurchase of convertible notes	(201,000)	—	—	(14,977)
Repurchase of senior subordinated notes	—	—	(1,621)	(78,379)
Repayment of term loans	(155,000)	—	(65,091)	(91,068)
Net borrowings/(repayments) of revolving credit facility	72,525	10,992	70,353	(10,000)
Deferred financing costs	(16,919)	(841)	(2,191)	(8,000)
Proceeds from exercise of stock options	—	1,126	3,761	2,292
Repayment of capital lease obligations	(303)	(266)	(471)	(1,175)

Net cash provided by financing activities	448,801	11,011	4,740	17,194

Net (decrease) increase in cash	(9)	86	(2,931)	(789)
Cash at beginning of year	1,338	1,252	4,183	4,972

Cash at end of year	$1,329	$1,338	$1,252	$4,183

Supplementary disclosures of cash flow information:
Cash paid for interest	$8,507	$5,974	$12,237	$19,435
Cash paid for taxes on income, net of (refunds) received	$(857)	$(697)	$1,822	$(286)
Acquisitions using common stock	$—	$—	$—	$13,197
Property acquired under capital lease financing	$—	$1,831	$—	$2,176

The accompanying notes are an integral part of these consolidated financial statements.

DUANE READE HOLDINGS, INC.—SUCCESSOR

DUANE READE INC.—PREDECESSOR

Consolidated Statements of Stockholders' Equity

(Dollars in thousands)

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Income (Loss)
					Paid-in Capital	Accumulated (Deficit)			Comprehensive Income
	Shares	Amount $	Shares	Amount $				Total
Predecessor
Balance, December 29, 2001 (Predecessor) (restated)	—	$—	23,423,422	$234	$314,060	$(23,634)	$(3,596)	$287,064	$20,443
Common stock issued
for exercise of stock options	—	—	165,018	2	2,289	—	—	2,291
for acquisitions	—	—	449,302	4	13,193	—	—	13,197
Termination of interest rate swap	—	—	—	—	—	—	3,596	3,596	$3,596
Net income (restated)	—	—	—	—	—	14,255	—	14,255	14,255

Balance, December 28, 2002 (Predecessor) (restated)	—	—	24,037,742	240	329,542	(9,379)	—	320,403	$17,851

Common stock issued
for exercise of stock options	—	—	365,808	4	3,757	—	—	3,761
Acquisition price adjustment	—	—	—	—	(1,382)	—	—	(1,382)
Net income (restated)	—	—	—	—	—	4,479	—	4,479	$4,479

Balance, December 27, 2003 (Predecessor) (restated)	—	—	24,403,550	244	331,917	(4,900)	—	327,261	$4,479

Common stock issued
for exercise of stock options	—	—	135,249	1	1,125	—	—	1,126
Net income (restated)	—	—	—	—	—	3,317	—	3,317	$3,317

Balance, July 30, 2004 (Predecessor) (restated)	—	$—	24,538,799	$245	333,042	$(1,583)	$—	$331,704	$3,317

Successor
Cash proceeds from sale of common stock	—	$—	2,594,977	$26	$239,472	—	$—	$239,498
Net loss	—	—	—	—	—	(54,041)	—	(54,041)	$(54,041)

Balance, December 25, 2004 (Successor)	—	$—	2,594,977	$26	$239,472	$(54,041)	$—	$185,457	$(54,041)

The accompanying notes are an integral part of these consolidated financial statements.

DUANE READE HOLDINGS, INC.—SUCCESSOR

DUANE READE INC.—PREDECESSOR

Notes to Consolidated Financial Statements

1.    Organization and Summary of Significant Accounting Policies

        Duane Reade Holdings, Inc. was formed in December 2003 by Oak Hill Capital Partners, LP, a private equity firm ("Oak Hill") in order to acquire Duane Reade Inc. and its subsidiaries (the "Acquisition"). Duane Reade Holdings, Inc. is a wholly-owned subsidiary of Duane Reade Shareholders, LLC a parent entity also established to effectuate the Acquisition. The Acquisition was completed on July 30, 2004 through the merger of Duane Reade Acquisition (a wholly owned subsidiary of Duane Reade Holdings, Inc.) into Duane Reade Inc. with Duane Reade Inc. being the surviving entity and a wholly owned subsidiary of Duane Reade Holdings, Inc. after the merger transaction. As a result of the Acquisition and resulting change in control and change in historical cost basis of accounting, the operating results are presented separately for predecessor periods up to and including the closing date of the Acquisition (December 28, 2003 through July 30, 2004 and the fiscal years ended December 27, 2003 and December 28, 2002) and the successor period following the closing date of the Acquisition (July 31, 2004 through December 25, 2004). The predecessor period financial statements include Duane Reade Inc. and all its subsidiaries and the successor period financial statements include Duane Reade Holdings, Inc. and all its subsidiaries. Duane Reade Holdings, Inc. had nominal activity and no operations prior to the completion of the Acquisition. Except where the context otherwise requires, all references to the "Company" in the Consolidated Financial Statements and these footnotes mean the predecessor for periods ending on or before July 30, 2004 and the successor for periods ending after July 30, 2004.

        The primary assets of Duane Reade Holdings, Inc. are its ownership of 100% of the outstanding common stock of Duane Reade Inc. Duane Reade Inc. owns 99% of the outstanding partnership interest of Duane Reade, a New York general partnership, and 100% of all of the outstanding common stock of DRI I Inc. DRI I Inc. owns the remaining 1% partnership interest in Duane Reade. Substantially all of the Company's operations are conducted through Duane Reade. In August 1999, two new subsidiaries, Duane Reade International, Inc. and Duane Reade Realty, Inc., were established. Duane Reade distributed to Duane Reade Inc. and DRI I Inc. all rights, title, and interest in all its trademarks, trade names and all other intellectual property rights. In turn, Duane Reade Inc. and DRI I Inc. made a capital contribution of these intellectual property rights to Duane Reade International. This change created a controlled system to manage and exploit these intellectual property rights separate and apart from the retail operations. In addition, Duane Reade distributed some of its store leases to Duane Reade Inc. and DRI I Inc., which in turn made a capital contribution of these leases to Duane Reade Realty. Duane Reade Realty is the lessee under certain store leases entered into after its creation. Duane Reade Realty subleases to Duane Reade the properties subject to those leases.

Restatement

        The Company has restated its consolidated financial results for the 2000 through 2003 fiscal years, the predecessor period from December 28, 2003 through July 30, 2004 and the successor period from July 31, 2004 through September 25, 2004. See Note 2 for a detailed explanation of these restatements.

        Significant accounting policies followed in the preparation of the Consolidated Financial Statements are as follows:

        Principles of consolidation:    The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

        The Company, along with certain of its subsidiaries, is a guarantor of the debt obligations of Duane Reade Inc. and Duane Reade, the New York general partnership. It has no assets or operations other than its investment in its subsidiaries. Accordingly, the Consolidated Financial Statements present the combined assets and operations of the subsidiaries. The guarantees provided by the Company and its other subsidiaries under the debt obligations of Duane Reade Inc. and Duane Reade (described in more detail in Note 10 and Note 18) are full and unconditional, joint and several.

        Reporting year:    The fiscal year for the Company is the 52 or 53 week reporting period ending on the last Saturday in December. Each of the years presented contains 52 weeks.

        Cash and cash equivalents:    Cash and cash equivalents include short-term highly liquid investments in AAA-rated money market funds, with a maturity of three months or less from the date of acquisition. The Company places its temporary cash in short-term investments with various financial institutions and limits the amount of credit exposure to any one institution.

        Receivables:    Receivables consist primarily of amounts due from various insurance companies and governmental agencies under third party payment plans for prescription sales and amounts due from vendors, a majority of which relate to promotional programs. The Company's accounting policy, which is based on its past collection experience, is to fully reserve for all pharmacy receivables over 120 days old that are unpaid at the evaluation date, as well as any other pharmacy receivables deemed potentially uncollectible. Pharmacy receivables other than NY Medicaid are adjudicated at the point of sale and do not generally have issues of collectibility. Other receivables, which primarily consist of amounts due from vendors, are reserved for based upon a specific application of the Company's historical collection experience to the total aged receivable balance. The Company has provided an aggregate allowance for doubtful accounts of $8.1 million and $5.4 million at December 25, 2004 and December 27, 2003 respectively. The carrying value of the Company's receivables approximates fair value given the short-term maturity of these financial instruments.

        Inventories and cost of sales:    Inventories are stated at the lower of cost or market with cost determined using the specific cost last-in, first-out ("LIFO") method. When appropriate, provision is made for obsolete, slow-moving or damaged inventory. At December 25, 2004, inventories would have been $6.4 million lower if they were valued at the lower of specific first-in, first-out cost or market. The lower specific first-in, first-out valuation is due to an inventory purchase accounting step-up at July 30, 2004, most of which was charged to cost of sales in the successor period while on a specific last-in first-out basis, most of the step-up remained in the inventory valuation. The Company's primary pharmaceutical supplier provides $30.0 million of inventory on a consignment basis. Prescription drug inventory over the consignment limit is owned. As of December 25, 2004 and December 27, 2003, there was approximately $38.6 million and $31.9 million, respectively, of prescription drug inventory over the $30.0 million consignment limit included in the Company's consolidated balance sheets. Cost of sales includes all store occupancy related costs and expenses, consisting of lease and sublease related income and expenses, other recurring real estate related income and expenses primarily from sales and terminations of leases related to store closings and relocations, sales of market related data, store utility costs and warehouse expenses and distribution costs. The Company reflects promotional allowances from vendors as a reduction of cost of sales or advertising expense, depending on the nature of the allowance, when such advertising or promotions have been completed and the related allowances have been earned. Other recurring real estate related income amounted to approximately $3.7 million, $2.1 million, $1.5 million and $4.0 million in the 2004 successor period, the 2004 predecessor period, 2003 and 2002, respectively. The Company did not realize any revenue from the sale of market related data in either the successor or predecessor periods of 2004 or fiscal 2003, as compared to $1.5 million realized in 2002.

        Property and equipment:    Property and equipment are stated at cost. Depreciation and amortization are calculated using the half-year convention and straight-line method over the estimated useful lives of assets as follows:

Buildings and improvements	30 years
Furniture, fixtures and equipment	5-10 years
Computer equipment	5-7 years
Leasehold improvements	Life of lease or, if shorter, remaining asset life

        Other assets:    Deferred financing costs are amortized using the interest method, over the term of the underlying debt. Individual pharmacy customer file and lease acquisition costs are amortized over the useful life, generally seven years and the remaining life of the lease, respectively.

        In accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes certain costs incurred in the development of internal-use software. The Company capitalized $2.4 million, $1.9 million, $4.5 million and $3.3 million of computer software during the successor and predecessor periods of 2004 and the fiscal years ended December 27, 2003 and December 28, 2002, respectively. These capitalized costs are amortized over the useful life of the software, generally seven years.

        Intangible assets:    The carrying values of identifiable intangibles and long-lived fixed assets are reviewed and evaluated for impairment by the Company if applicable when events and circumstances indicate that the carrying amount of these assets may not be recoverable. For intangible assets (excluding goodwill) and long-lived fixed assets, this evaluation is based on the future undiscounted operating cash flows of the related assets. Should such evaluation result in the Company concluding that the carrying amount of identifiable intangibles or fixed assets has been impaired, an appropriate write-down to fair value based on discounted cash flows would be recorded. As required by Statement of Financial Accounting Standards ("FAS") No. 142 (FAS 142) "Goodwill and Other Intangible Assets," goodwill is evaluated for impairment annually at year end. Prior to the Acquisition, the Company utilized the market capitalization of its common stock in performing the required impairment test. Subsequent to the Acquisition, the Company employed a market multiple valuation technique utilizing other public chain drug retailers. Should the results of this test indicate the existence of impairment, an appropriate write-down would be recorded.

        Revenue recognition:    The Company recognizes revenues from the sale of merchandise at the time that the merchandise is sold. The Company does not accrue for product returns because the amounts are de minimis.

        Advertising expenses:    Costs incurred to produce media advertising are charged to expense when the advertising takes place. For the successor and predecessor periods of 2004 and the fiscal years ended December 27, 2003 and December 28, 2002, advertising expense amounted to $6.5 million, $7.2 million, $12.6 million and $9.8 million, respectively.

        Pre-opening expenses:    Store pre-opening costs, other than capital expenditures, are expensed when incurred.

        Operating lease accounting:    Rent expense for operating leases is expensed over the current lease term on a straight line basis commencing from the date of possession or delivery of the underlying asset.

        Income taxes:    Income taxes are accounted for under the liability method prescribed by Statement of Financial Accounting Standards No. 109 ("FAS 109"). Deferred tax assets and liabilities are determined based on the difference between the book and tax bases of the respective assets and liabilities as well as for the deferred tax effects of tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Valuation allowances are established when management determines that it is more likely than not that a deferred tax asset will not be realized. The Company also provides for costs of exposure on previously filed tax returns.

        Change of accounting method:    As of December 30, 2001, the Company adopted a change in accounting method to convert from the retail dollar-based first-in, first-out ("FIFO") method to a specific cost-based last-in, first-out ("LIFO") method. The specific cost LIFO method more accurately values inventory by eliminating the averaging inherent in the retail method. In addition, the specific cost LIFO method reflects the impact of inflation in the Company's gross margin. The effect of changing from the retail method to the specific cost method was a reduction in inventory of $16.0 million, resulting in a cumulative effect of an accounting change as of December 30, 2001 of approximately $9.3 million, net of an income tax benefit of $6.7 million. The cumulative effect of changing from FIFO to LIFO on periods prior to December 30, 2001 cannot be determined. Pro forma effects of the change for prior periods have not been presented as cost information is not determinable.

        Recently issued accounting standards:    In December 2004, SFAS No. 123R, "Share-Based Payment" was issued. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. The provisions of this statement are required to be adopted for interim or annual periods beginning after December 15, 2005. We are currently evaluating the effect of adopting this statement.

        Employee stock option plans:    The board of directors of Duane Reade Holdings, Inc. adopted the Duane Reade Holdings, Inc. Management Stock Option Plan (the "New Option Plan"), which became effective on the date the Acquisition was completed. The New Option Plan is administered by the compensation committee of the board of directors. Any officer, employee, director or consultant of Duane Reade Holdings or any of its subsidiaries or affiliates is eligible to be designated a participant under the New Option Plan. A maximum of 244,930 shares of our common stock (on a fully diluted basis) may be granted under the New Option Plan.

        Under the New Option Plan, the compensation committee of Duane Reade Holdings, Inc. may grant awards of nonqualified stock options, incentive stock options, or any combination of the foregoing. A stock option granted under the New Option Plan will provide a participant with the right to purchase, within a specified period of time, a stated number of shares of our common stock at the price specified in the award agreement. Stock options granted under the New Option Plan will be subject to such terms, including the exercise price and the conditions and timing of exercise, not inconsistent with the New Option Plan, as may be determined by the compensation committee and specified in the applicable stock option agreement or thereafter.

        Prior to the completion of the Acquisition on July 30, 2004, the Company maintained two stock-based employee compensation plans, which are described more fully in Note 16.

        In December 2002, FAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" was issued. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has not adopted such voluntary change to the fair value based method. In addition, this statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures about the method of accounting for stock-based compensation and the effect of the method used on reported results. As required, the Company adopted the disclosure-only provisions of FAS No. 148 effective in 2002.

        The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. There is no stock-based employee compensation cost reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of FAS No. 123, as amended, to stock-based employee compensation (dollars in thousands):

		Predecessor – Restated
	Successor
			Fiscal Years Ended
	Period from July 31, 2004 through Dec. 25, 2004	Period from Dec. 28, 2003 through July 30, 2004
			December 27, 2003	December 28, 2002
Net (loss) income, as reported	($54,041)	$3,317	$4,479	$14,255
Adjust: Total stock-based employee compensation income (expense) determined under fair value based method for all awards, net of related tax effects.	(241)	(2,607)	7,450	(3,867)

Pro forma net (loss) income	($54,282)	$710	$11,929	$10,388

        As described in more detail in Note 16, the Company cancelled 1,337,449 outstanding stock options during the first quarter of 2003 in connection with the Stock Option Exchange Offer, and, on October 1, 2003, issued 1,320,947 options at an exercise price of $16.55 per share to replace those options cancelled. The pro forma compensation income shown in the table above for the 2003 fiscal year includes the reversal of pro forma expenses previously disclosed totaling $9.7 million, related to the granting of these original options, partially offset by compensation expense of $2.3 million attributable to the new options (including replacement options) granted in 2003.

        The pro forma compensation income (expense) for stock options has been estimated using the Black-Scholes option pricing model with the following assumptions as follows: For the 2002 and 2003 fiscal years and the period from December 28, 2003 through July 30, 2004, the model assumes a dividend yield of 0%, expected volatility of 50%, risk free interest rate of 6.6% and an expected term of 8 years. For the period from July 31, 2004 through December 25, 2004, the model assumes a dividend yield of 0%, expected volatility of 0%, a risk free interest rate of 4.1% and an expected term of 7 years. These pro forma disclosures may not be representative of the effects on reported net income for future years since options vest over several years and options granted prior to 1995 are not considered.

        In connection with the completion of the Acquisition, the two previously existing stock option plans were terminated. As more fully described in Note 16, the majority of options outstanding under these plans were cancelled or forfeited and the holders of the relatively small number of options whose exercise price was lower than the $16.50 per share cash consideration paid in the Acquisition received a payment equal to the difference between $16.50 per share and the option's exercise price, multiplied by the number of options held by each individual option holder.

        Use of estimates:    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting period. Significant estimates used in the preparation of the consolidated financial statements included herein follow:

        Uncollectible accounts receivable:    The Company's accounts receivable primarily consists of amounts due from third party prescription plans, vendors and credit card processors. The Company fully reserves for all prescription plan receivables over 120 days old that are unpaid at the evaluation date, as well as any other pharmacy receivables deemed potentially uncollectible at the balance sheet date. Although the majority of vendor receivables are collected through authorized deductions against purchases, the Company reserves for the portion of such vendor receivables that it considers to be potentially uncollectible by applying its historical collection experience to the total aged receivable balance. Credit card receivables are normally collected within five days. The Company believes that this method provides adequate assurance that such balances are reflected at net realizable value at the balance sheet dates.

        Inventory shrinkage:    Inventory balances are presented net of the Company's estimated provision for shrink, which is based on the most recent chain-wide trends. The Company takes physical inventories of front-end merchandise in its distribution centers as well as both front-end and pharmacy merchandise in its stores at least once per year. All store inventories are taken on a staggered cycle basis throughout the year.

        Property and equipment useful lives:    Useful lives for property and equipment are established for each common asset class and are based on the Company's historical experience.

        General liability insurance claims:    Liabilities for the gross amount payable of general liability insurance claims are primarily related to customer accidents. The Company's policy is to recognize such liabilities based on estimates of the ultimate settlement value of these claims, as well as for estimated incurred but unreported claims as of each balance sheet date. At December 25, 2004 and December 27, 2003, the Company recorded a liability of $4.2 million and $2.7 million, respectively, reflecting the estimated settlement value of its general liability claims.

        Other loss contingencies:    Liabilities for loss contingencies are recorded when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable.

        Significant vendor relationships:    The Company is party to multi-year, merchandise supply agreements in the normal course of business. The largest of these agreements is with AmerisourceBergen, the Company's primary pharmaceutical supplier. Generally, these agreements provide for certain volume commitments and may be terminated by the Company, subject in some cases to specified termination payments, none of which would constitute a material adverse effect on the Company's results of operations, financial position or cash flows. It is the opinion of management that if any of these agreements were terminated or if any contracting party was to experience events precluding fulfillment of its obligations, the Company would be able to find a suitable alternative supplier.

2.    Restatements

        The Company has restated its consolidated financial results to conform certain accounting practices to the requirements of FASB Technical Bulletin No. 85-3 (FTB 85-3) (lease accounting) and Emerging Issues Task Force release 99-19 (EITF 99-19) (gross versus net sales and cost of sales accounting) as well as to include certain previously unrecorded and immaterial audit adjustments relating to the periods affected.

        Based upon a review of the Company's lease accounting methods as well as discussions with the Company's independent auditors and Audit Committee, the Company determined that, similar to many other companies, our previous policy of commencing rent expense when a store opens (and not at the commencement of the lease) was inconsistent with FTB 85-3. For construction purposes, the Company often takes possession of leased properties prior to opening. In accordance with the new accounting policy, the Company will record rent expense commencing on the date of possession. The Company is also restating its previously issued financial statements to reflect certain resales of retail inventory on a gross revenue and cost of sales basis in accordance with EITF 99-19, rather than on a net basis as previously reported. The effect of these restatements on the consolidated financial statements for the successor period from July 31, 2004 to December 25, 2004 and the predecessor period from December 28, 2003 through July 30, 2004 and fiscal years 2003 and 2002 is shown below. Where appropriate, the Company has identified the source of the restatements from lease accounting (FTB 85-3), gross sales and cost of sales (EITF 99-19) and other previously unrecorded and immaterial adjustments (Other).

        The impact of these restatements on the consolidated financial results for the specific periods reflected in the attached financial statements is shown in the table below.

Duane Reade Inc. (Predecessor)
Profit & Loss Restatement
(in thousands)

		Year Ended 12/28/02	Year Ended 12/27/03	Period from 12/28/03 to 7/30/04
Sales	as reported	$1,274,451	$1,383,828	$846,842
	adjustment—EITF 99-19	51,072	81,447	80,959

	as restated	$1,325,523	$1,465,275	$927,801

Cost of sales	as reported	$988,033	$1,087,092	$663,223
	adjustment—EITF 99-19	51,072	81,447	80,959
	adjustment—FTB 85-3	2,343	1,103	977
	adjustment—Other	(145)	(1,234)	(69)

	as restated	$1,041,303	$1,168,408	$745,090

Gross profit	as reported	$286,418	$296,736	$183,619
	adjustment—FTB 85-3	(2,343)	(1,103)	(977)
	adjustment—Other	145	1,234	69

	as restated	$284,220	$296,867	$182,711

Selling, general and administrative expenses	as reported	198,513	227,910	142,293
	adjustment—Other	257	1,238	—

	as restated	198,770	229,148	142,293
Earnings before tax	as reported	$38,966	$7,255	$5,361
	adjustment	(2,455)	(1,107)	(908)

	as restated	$36,511	$6,148	$4,453

Income tax provison	as reported	$14,127	$2,181	$1,555
	adjustment	(1,133)	(512)	(419)

	as restated	$12,994	$1,669	$1,136

Net income	as reported	$15,577	$5,074	$3,806
	adjustment	(1,322)	(595)	(489)

	as restated	$14,255	$4,479	$3,317

Duane Reade Inc. (Predecessor)
Balance Sheet Restatement
Year Ended December 27, 2003
(in thousands)

Caption affected by restatement	As Reported	Adjustment	As Restated
Receivables	$53,689	$(259)	$53,430
Inventory	259,765	(1,626)	258,139
Current portion of deferred income taxes	8,150	2,661	10,811
Prepaids and other current assets	19,504	759	20,263

Total current assets	342,360	1,535	343,895
Deferred income taxes	5,543	8,311	13,854

Total assets	$787,526	$9,846	$797,372

Accounts payable	$85,258	$270	$85,528
Accrued expenses	27,489	2,597	30,086

Total current liabilities	114,802	2,867	117,669
Other noncurrent liabilities	62,915	17,039	79,954

Total liabilities	$450,205	$19,906	$470,111

Retained earnings	$5,160	$(10,060)	$(4,900)

Total stockholders' equity	$337,321	$(10,060)	$327,261

Total liabilities and stockholders' equity	$787,526	$9,846	$797,372

        The adjustments to other noncurrent liabilities and non-current deferred income taxes relate to lease accounting under FTB 85-3. All other balance sheet adjustments relate to other unrecorded and immaterial adjustments.

Duane Reade Inc. (Predecessor)
Cash Flow Restatement
(in thousands)

		Year Ended 12/28/02	Year Ended 12/27/03	Period from 12/28/03 to 7/30/04
Net income	as reported	$15,577	$5,074	$3,806
	adjustment	(1,322)	(595)	(489)

	as restated	$14,255	$4,479	$3,317

Deferred income taxes	as reported	$12,973	$(1,788)	$1,480
	adjustment	(1,133)	(2,846)	4,420

	as restated	$11,840	$(4,634)	$5,900

Non-cash rent expense	as reported	$9,590	$8,451	$3,406
	adjustment	2,585	601	977

	as restated	$12,175	$9,052	$4,383

Receivables	as reported	$(4,323)	$8,319	$(474)
	adjustment	—	259	(2,583)

	as restated	$(4,323)	$8,578	$(3,057)

Inventories	as reported	$(13,639)	$(38,308)	$4,015
	adjustment	(879)	(1,143)	370

	as restated	$(14,518)	$(39,451)	$4,385

Accounts payable	as reported	$(11,312)	$27,482	$(19,777)
	adjustment	—	270	(270)

	as restated	$(11,312)	$27,752	$(20,047)

Prepaid and accrued expenses	as reported	$6,857	$(1,681)	$6,492
	adjustment	241	1,062	(5,745)

	as restated	$7,098	$(619)	$747

Other assets and liabilities, net	as reported	$(5,977)	$4,894	$(400)
	adjustment	508	2,392	3,321

	as restated	$(5,469)	$7,286	$2,921

Duane Reade Inc. (Predecessor)
Stockholder's Equity Restatement
(in thousands)

		Year Ended 12/28/02	Year Ended 12/27/03	Period from 12/28/03 to 7/30/04
Accumulated deficit	as reported	$86	$5,160	$8,966
	adjustment	(9,465)	(10,060)	(10,549)

	as restated	$(9,379)	$(4,900)	$(1,583)

        As at December 29, 2001, the cumulative impact on retained earnings was a reduction of $8,142.

3.    Acquisition of Duane Reade Inc.

        On July 30, 2004, Duane Reade Holdings, Inc. indirectly acquired all of the outstanding shares of Duane Reade Inc. ("Duane Reade"). Duane Reade operated 249 drug stores in the New York metropolitan area at the time of the acquisition. The financial statements designated as "Predecessor" reflect the operations of Duane Reade prior to the Acquisition and the financial statements designated as "Successor" reflect the operations and accounts of Duane Reade Holdings, Inc. and its subsidiaries subsequent to the Acquisition.

        The Acquisition was accounted for as a purchase, in accordance with the provisions of Statement of Financial Accounting Standards No 141, "Business Combinations", which created a new basis of accounting and resulted in new valuations for the Company's and its subsidiaries' assets and liabilities based on fair values as of the date of the Acquisition. These valuations were largely based on appraisals provided by an independent valuation consultant employed for this purpose.

        The following transactions were completed in connection with the Acquisition:

  •
  an investor group led by Oak Hill made a cash equity contribution to Duane Reade Acquisition of approximately $239.5 million;

  •
  Duane Reade GP borrowed a further $72.0 million under its amended asset-based revolving loan facility, resulting in total borrowings of approximately $153.8 million; on July 30, 2004, Duane Reade Inc. became a co-obligor under that facility; the additional borrowings were used to complete the tender offer for the senior convertible notes and pay related interest due on such notes through July 30, 2004;

  •
  Duane Reade Inc. and Duane Reade GP, as co-obligors, borrowed approximately $155.0 million under the senior term loan facility, which was later refinanced with the proceeds of an offering of $160.0 million of Senior Secured Floating Rate Notes due 2010;

  •
  Duane Reade Inc. and Duane Reade GP issued $195.0 million of 9 3/4% senior subordinated notes due 2011;

  •
  The Chairman forfeited the right to receive various payments under his existing employment contract and received, among other things, a profits interest in Duane Reade Shareholders, LLC and options in Duane Reade Holdings, Inc.; and

  •
  the other members of senior management forfeited the right to receive approximately $4.2 million of payments under existing contracts, and the Company issued them phantom stock representing, in the aggregate, up to an approximately 1.5% fully diluted economic interest in the Company.

        The total consideration paid in the Acquisition was approximately $747.5 million, consisting of:

  •
  approximately $404.9 million to purchase the equity of Duane Reade Inc.;

  •
  an aggregate amount of approximately $81.8 million to assume the amended asset-based revolving loan facility;

  •
  an aggregate amount of approximately $203.2 million to repurchase our outstanding senior convertible notes (representing 100% of the originally issued amount of the notes purchased, plus $2.2 million of accrued but unpaid interest on those notes through July 30, 2004); and

  •
  an aggregate of approximately $57.6 million to pay fees, costs and expenses, including legal and professional fees, certain payments to members of management, incurred in connection with the Acquisition and related transactions.

        The sources and uses of funds for the acquisition are summarized as follows:

Sources of Funds	(millions)
Equity contribution	$239.5
Revolver borrowings	153.8
Senior term loan	155.0
Senior subordinated notes	195.0
Senior management phantom shares	4.2

Total sources of funds	$747.5

Uses of Funds
Purchase of outstanding stock	$404.9
Repayment of existing revolver	81.8
Repayment of senior convertible notes	203.2
Transaction fees and expenses	57.6

Total uses of funds	$747.5

        The acquisition cost for the Company of $413.7 million includes the cost of acquiring the Duane Reade stock and certain transaction fees and expenses. The remaining transaction fees and expenses included in the sources and uses above were expensed or included in deferred financing costs.

        The following summarizes the opening balance sheet of Duane Reade Holdings, Inc. which includes the application of purchase adjustments to record the acquisition of assets and liabilities at fair value at the Acquisition date:

(in thousands)
Cash	$83,785
Receivables	53,032
Inventories	258,870
Deferred taxes	11,787
Other assets	20,734

Total current assets	428,208
Property and equipment	225,600
Goodwill	84,624
Customer lists	96,500
Lease	105,476
Tradename	62,600
Other assets	54,082

Total assets	$1,057,090

Accounts payable	$65,482
Accrued expenses	33,039
Current debt	751

Total current liabilities	99,272
Debt	553,372
Deferred taxes	58,293
Other non-current liabilities	106,655

Total liabilities	817,592
Equity	239,498

Total liabilities and equity	$1,057,090

        The amounts assigned to customer lists and lease valuation will be amortized to income over a weighted average life of 5.3 and 6.0 years respectively. The amount assigned to the tradename is not subject to amortization. The Company will in general carryover the historic tax basis of the net assets acquired, therefore the goodwill from this transaction is not tax deductible.

        The following pro forma financial information presents the results of operations for 2004 and 2003 as if the acquisition occurred at the beginning of each of the periods. Certain one-time expenses associated with the transaction are included in each of the periods shown, since each assumes the transaction occurred at the beginning of that year. These pre-tax expenses include transaction expenses of $40.6 million, executive SERP settlement costs of $24.5 million and a debt extinguishment loss of $7.5 million. This information does not purport to be indicative of the actual results that would have been achieved if the acquisition had occurred as assumed, or of future results.

	2004	2003
	(in thousands)
Proforma sales	$1,598,369	$1,465,274

Proforma net loss	$(67,121)	$(69,432)

4.    Pharmacy and Customer File Acquisitions

        During the predecessor and successor periods of 2004, and the 2003 and 2002 fiscal years, the Company acquired individual pharmacy customer files (which were merged into an existing store) and the operations, including certain lease-related assets, of a number of pharmacy establishments (which were operated as new stores). The table below provides detail of this acquisition activity for each of the periods presented (dollars in millions).

		Predecessor
	Successor
			Fiscal Years Ended
	Period from July 31, 2004 through Dec. 25, 2004	Period from Dec. 28, 2003 through July 30, 2004
			December 27, 2003	December 28, 2002
Customer prescription files	2	6	7	10
Pharmacy establishments	4	1	2	8

Total acquisitions	6	7	9	18

Cash consideration	$7.4	$9.1	$6.2	$6.0
Common stock consideration	—	—	—	13.2

Total acquisition cost	$7.4	$9.1	$6.2	$19.2

Purchase price allocation:
Identifiable intangibles	$5.9	$7.2	$4.0	$14.3
Goodwill	—	0.9	1.4	1.8
Inventory	1.5	1.3	0.6	2.2
Property and equipment	0.3	—	0.5	2.5
Other assets	0.2	—	—	0.1
Accruals and liabilities	(0.5)	(0.3)	(0.3)	(1.7)

Total	$7.4	$9.1	$6.2	$19.2

        The operations of the acquired pharmacies have been included in the consolidated statements of operations from the date of acquisition and did not have a material effect on the reported results of operations of the Company.

        During the predecessor period of 2004, the Company reduced goodwill by $3.1 million for a tax valuation reserve which is no longer required. The Company did not record an impairment loss for goodwill during the predecessor and successor periods of 2004 and the 2003 and 2002 fiscal years.

5.    Receivables

        Receivables are summarized as follows (in thousands):

	Successor	Restated Predecessor
	December 25, 2004	December 27, 2003
Third party pharmacy plans	$40,511	$36,986
Due from vendors	21,798	19,225
Credit cards and other receivables	3,875	2,638

Subtotal	66,184	58,849
Less: allowance for doubtful accounts	(8,128)	(5,419)

Receivables, net of allowances	$58,056	$53,430

6.    Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets are summarized as follows (in thousands):

	Successor	Predecessor
	December 25, 2004	December 27, 2003
Prepaid rent/real estate receivables	$7,059	$4,631
Executive split dollar life insurance policies	14,221	—
Insurance claims receivable	1,684	2,900
Prepaid insurance	1,367	1,930
Prepaid cigarette taxes	1,441	2,006
Property held for sale	2,192	—
Prepaid leases & contracts	1,869	1,364
Miscellaneous prepaids & receivables	5,883	7,432

	$35,716	$20,263

7.    Property and Equipment

        Property and equipment are summarized as follows (in thousands):

	Successor	Predecessor
	December 25, 2004	December 27, 2003
Furniture, fixtures and equipment	$103,497	$128,167
Building and leasehold improvements including construction in progress	132,793	141,494

	236,290	269,661
Less accumulated depreciation and amortization	11,830	80,192

	$224,460	$189,469

        Depreciation and amortization of property and equipment was $11.8 million, $14.9 million, $21.6 million and $18.2 million in the successor and predecessor periods of 2004 and fiscal years 2003 and 2002, respectively.

8.    Other Assets

        Other assets are summarized as follows (in thousands):

	Successor	Predecessor
	December 25, 2004	December 27, 2003
Lease acquisition costs (net of accumulated amortization of $7,192 and $14,762)	$103,780	$34,236
Pharmacy customer lists (net of accumulated amortization of $7,297 and $16,714)	93,907	19,517
Trade name	62,600	—
Executive split dollar life insurance policies	3,606	14,821
Deferred financing costs (net of accumulated amortization of $1,558 and $13,336)	17,517	6,842
Software & systems development costs (net of accumulated amortization of $581 and $11,531)	11,552	8,944
Security deposits	2,308	2,273
Other	1,762	2,203

	$297,032	$88,836

        For the successor and predecessor periods of fiscal 2004 and the fiscal years ended December 27, 2003 and December 28, 2002, amortization of intangible assets amounted to $15.2 million, $7.0 million, $10.8 million and $8.8 million, respectively. Amortization expense includes amortization of software and system development costs amounting to $0.6 million, 1.1 million, 1.2 million and 0.8 million, respectively. For the 2005 through 2009 fiscal years, the Company expects to incur annual expenses related to the amortization of existing intangible assets of $37.0 million, $35.6 million, $35.2 million, $35.1 million and $35.0 million, respectively.

9.    Accrued Expenses

        Other accrued expenses are summarized as follows (in thousands):

	Successor	Restated Predecessor
	December 25, 2004	December 27, 2003
Accrued salaries and benefits	$4,420	$4,480
Insurance related claims costs	4,216	2,706
Sales tax payable	4,270	1,577
Expense payables	1,819	3,479
CEO SERP termination	23,000	—
Income tax payable	—	9,633
Accrued professional fees	4,548	3,651
Other	14,462	4,560

	$56,735	$30,086

10.    Debt

        Long-term debt is summarized as follows (in thousands):

	Successor	Predecessor
	December 25, 2004	December 27, 2003
Revolving credit facility	$153,870	$70,353
Senior Floating Rate Notes	160,000	—
9.75% Senior Subordinated Notes	195,000	—
2.1478% Senior Convertible Notes	32	201,032

	$508,902	$271,385

        Amended Asset-Based Revolving Loan Facility.    On July 21, 2003, Duane Reade GP entered into a new credit agreement. This credit agreement was an asset-based revolving loan facility which used a pre-determined percentage of the current value of inventory and selected accounts receivable to calculate the availability of funds eligible to be borrowed up to an aggregate principal amount of $200 million. Prior to the amendment described below, the Company's obligations under the credit agreement and related guarantees were collateralized by substantially all of its assets.

        On July 22, 2004, in connection with the Acquisition, the asset-based revolving loan facility was amended to increase the borrowing capacity to an aggregate principal amount of $250 million, subject to an adjusted borrowing base calculation based upon specified advance rates against the value of the Company's selected inventory, pharmacy prescription files and selected accounts receivable. The amended asset-based revolving loan facility includes a $50 million sub-limit for the issuance of letters of credit. Obligations under the asset-based revolving loan facility are collateralized by a first priority interest in inventory, receivables, pharmacy prescription files, deposit accounts and certain other current assets. Under the asset-based revolving loan facility, Duane Reade Inc. and Duane Reade GP are co-obligors. The asset-based revolving loan facility is guaranteed fully and on an unconditional basis by the Company, and each of the Company's other domestic subsidiaries other than the co-obligors.

        The asset-based revolving loan facility contains a single fixed charge coverage requirement which only becomes applicable when borrowings exceed 90 percent of the borrowing base, as defined in the asset-based revolving loan facility. Borrowings under the asset-based revolving loan facility have not exceeded 90 percent of the borrowing base and, as a result, the fixed charge covenant has not become applicable. There are no credit ratings related triggers in the asset-based revolving loan facility that would impact the cost of borrowing, annual amortization of principal or related indebtedness maturity. The asset-based revolving loan facility is scheduled to mature on July 20, 2008.

        Revolving loans under the asset-based revolving loan facility, at the Company's option, bear interest at either:

  •
  a rate equal to LIBOR (the London Interbank Offered Rate) plus a margin of from 1.50% to 2.00%, determined based on levels of borrowing availability reset each fiscal quarter; or

  •
  a rate equal to the prime rate of Banc of America Retail Group Inc. plus a margin of from 0.00% to 0.50%, determined based on levels of borrowing availability reset each fiscal quarter. Borrowings under the amended facility continue to be primarily LIBOR-based.

        At December 25, 2004, there was $153.9 million outstanding under the asset-based revolving loan facility, and approximately $90.7 million of remaining availability, net of $2.8 million reserved for standby letters of credit. In January 2005, the Company borrowed an additional $19.0 million under the amended asset-based revolving loan facility in connection with the early retirement of the Chairman's SERP benefits.

        Senior Secured Floating Rate Notes due 2010.    On December 20, 2004, the Company closed an unregistered offering of $160.0 million aggregate principal amount of senior secured floating rate notes due 2010. Using the net proceeds (without deducting expenses) from that offering, together with approximately $2.2 million of borrowings under the amended asset-based revolving loan facility, the Company repaid all outstanding principal under the $155.0 million senior term loan facility, along with approximately $3.6 million of early repayment premium and accrued but unpaid interest through December 20, 2004.

        The senior secured notes bear interest at a floating rate of LIBOR plus 4.50%, reset quarterly. Interest on the senior secured notes is payable quarterly on each March 15, June 15, September 15, and December 15, beginning on March 15, 2005. The Senior Secured Notes mature on December 15, 2010.

        Duane Reade Inc. and Duane Reade GP are co-obligors under the senior secured notes. The senior secured notes rank equally in right of payment with any of Duane Reade Inc.'s or Duane Reade GP's unsubordinated indebtedness and senior in right of payment to any of Duane Reade Inc.'s or Duane Reade GP's subordinated or senior subordinated indebtedness. All obligations under the senior secured notes are guaranteed on a senior, secured basis by the Company and each of its existing subsidiaries, other than Duane Reade Inc. and Duane Reade GP, and will be guaranteed by future subsidiaries except certain foreign and certain domestic subsidiaries. The senior secured notes and the guarantees are collateralized by a first priority interest in substantially all of Duane Reade Inc. and Duane Reade GP's assets other than those assets in which the lenders under the amended asset-based revolving loan facility have a first priority interest. The senior secured notes and the guarantees are also collateralized by a second priority security interest in all collateral pledged on a first priority basis to lenders under the amended asset-based revolving loan facility.

        Upon the occurrence of specified change of control events, Duane Reade Inc. and Duane Reade GP will be required to make an offer to repurchase all of the senior secured notes at 101% of the outstanding principal amount of the senior secured notes plus accrued and unpaid interest to the date of repurchase. The indenture governing the senior secured notes contains certain affirmative and negative covenants that limit the ability of Duane Reade Inc., Duane Reade GP and their restricted subsidiaries to incur additional indebtedness, pay dividends, make repayments on indebtedness that is subordinated to the senior secured notes and to make certain other restricted payments, incur certain liens, use proceeds from sales of assets, enter into business combination transactions (including mergers, consolidations and asset sales), enter into sale-leaseback transactions, enter into transactions with affiliates and permit restrictions on the payment of dividends by restricted subsidiaries. The indenture governing the senior secured notes contains customary events of default, which, if triggered, may result in the acceleration of the indebtedness outstanding under the indenture. The indenture governing the senior secured notes does not contain financial maintenance covenants. Under a registration rights agreement entered into as part of the offering of the senior secured notes, the

Company was required to (i) file a registration statement with the SEC within 120 days after the completion of the offering of the senior secured notes, (ii) use its reasonable best efforts to cause the registration statement to become effective within 180 days after the completion of offering of the senior secured notes, and (iii) use its reasonable best efforts to complete an exchange offer of the initial senior secured notes for registered senior secured notes within 210 days after the offering of the senior secured notes is completed. On January 21, 2005, the Company filed a registration statement on Form S-4, registering an exchange offer relating to the senior secured notes. On February 3, 2005, the registration statement was declared effective. However, on March 7, 2005, prior to the completion of the exchange offer, the Company suspended the exchange offer as a result of the restatement of its financial results described in Note 2. The Company expects to resume the exchange offer once the prospectus for the exchange offer is updated to take account of the restatements. There are no credit ratings related triggers in the indenture governing the senior secured notes that would impact the cost of borrowing, annual amortization of principal or related indebtedness maturity.

        Senior Subordinated Notes due 2011.    On July 30, 2004, upon completion of the Acquisition, Duane Reade Inc. and Duane Reade GP co-issued $195 million of 9.75% senior subordinated notes due 2011. The senior subordinated notes mature on August 1, 2011 and bear interest at 9.75% per annum payable in semi-annual installments on February 1 and August 1, commencing February 1, 2005. The senior subordinated notes are uncollateralized obligations and subordinated in right of payment to all of the Company's existing and future unsubordinated indebtedness, including borrowings under the amended asset-based revolving loan facility and the senior secured notes. The senior subordinated notes will rank equally with any future senior subordinated indebtedness and senior to any future subordinated indebtedness. The senior subordinated notes are guaranteed on an uncollateralized, senior subordinated basis by the Company and all of Duane Reade Inc.'s existing direct and indirect domestic subsidiaries other than Duane Reade GP, which is a co-obligor under the senior subordinated notes. On March 25, 2005, Duane Reade Holdings, Inc. became a guarantor of the senior subordinated notes on the same basis as the other guarantors. Upon the occurrence of specified change of control events, the Company will be required to make an offer to repurchase all of the senior subordinated notes at 101% of the outstanding principal amount of the senior subordinated notes plus accrued and unpaid interest to the date of repurchase. The indenture governing the senior subordinated notes contains certain affirmative and negative covenants that limit the ability of Duane Reade Inc., Duane Reade GP and their restricted subsidiaries to incur additional indebtedness, pay dividends, make repayments on indebtedness that is subordinated to the senior subordinated notes and to make certain other restricted payments, incur certain liens, use proceeds from sales of assets, enter into business combination transactions (including mergers, consolidations and asset sales), enter into transactions with affiliates and permit restrictions on the payment of dividends by restricted subsidiaries. There are no credit ratings related triggers in the indenture governing the senior subordinated notes that would impact the cost of borrowing, annual amortization of principal or related indebtedness maturity.

        2.1478% Senior Convertible Notes due April 16, 2022:    On April 16, 2002, the Company completed an offering of $381.5 million aggregate principal amount of Senior Convertible Notes maturing on April 16, 2022 (the "Convertible Notes"). The Convertible Notes were issued at a price of $572.76 per note (57.276% of the principal amount at maturity) and pay cash interest at the rate of 2.1478% per year on the principal amount at maturity, payable semi-annually in arrears on April 16 and October 16 of each year beginning on October 16, 2002, until April 16, 2007. After that date, interest will accrue on the notes as amortization of the original issue discount representing a yield to maturity of 3.75% per year, computed on a semi-annual bond equivalent basis. In December 2002, the Company repurchased a total of $30.5 million principal value of the Convertible Notes at an average purchase price of $486.99 per $1,000 note, resulting in the remaining net outstanding balance of $201.0 million.

        In connection with the Acquisition, the Company made a tender offer to repurchase all of the $351.0 million outstanding principal value of the Convertible Notes. Upon the closing of the tender offer, a total of $350.9 million principal value ($201.0 million issuance value) was tendered for repurchase, leaving only $55,000 of principal value ($32,000 of issue value) outstanding. The Company may redeem for cash all or a portion of the principal value of the outstanding convertible notes at any time after April 16, 2007, at a price equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, to the redemption date.

        At December 25, 2004, the aggregate maturities of debt are as follows: (dollars in thousands):

2008	153,870
2009	—
Thereafter	355,032

$508,902

11.    Capital Lease Obligation

        The capital lease obligation is payable in monthly installments and bears interest at a weighted average rate of 9.1%. At December 25, 2004, the aggregate maturity of the capitalized lease obligations and the present value of the net minimum lease payments are as follows (in thousands):

2005	$997
2006	997
2007	591
2008	456
2009	231

$3,272
Less amounts representing interest	484

Present value of net minimum lease payments	2,788
Less current maturities	780

$2,008

12.    Other Non-current Liabilities

        Other non-current liabilities are summarized as follows (in thousands):

	Successor	Restated Predecessor
	December 25, 2004	December 27, 2003
Deferred rent	$63,842	$55,855
Labor contingency	17,000	12,600
Deferred income	6,473	8,633
Phantom stock	4,199	—
Other	17,458	2,866

	$108,972	$79,954

        Deferred income primarily consists of various vendor rebates and real estate-related income to be recognized over the lives of the respective agreements. Phantom stock represents the value of shares of common stock pledged to the Company's Senior Vice Presidents in exchange for certain forfeited payments to which they were entitled in connection with the completion of the Acquisition.

13.    Stockholders' Equity

        Prior to the completion of the Acquisition, Stockholder's Equity included Preferred Stock and Common Stock as described below:

        Preferred Stock—Duane Reade Inc's preferred stock was composed of two separate issues: (a) Preferred stock, par value $0.01 per share, consisting of 5,000,000 authorized shares, of which there were no shares issued or outstanding at December 27, 2003 or at July 30, 2004, and (b) Series A preferred stock, par value $0.01 per share, consisting of 75,000 authorized shares, of which there were no shares issued or outstanding at December 27, 2003 or at July 30, 2004. The Series A preferred shares were reserved for issuance in the event that the Shareholder Rights Plan was enacted in response to a potential attempted change of control.

        The Company's Board of Directors had the authority, without further action of the shareholders of the Company, to issue shares of preferred stock in one or more series and to fix or determine the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each such series thereof, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption price or prices, liquidation preferences, and the number of shares constituting any series.

        The Company's Board of Directors, without shareholder approval, could issue preferred stock with voting and conversion rights that could have adversely affected the voting power of holders of common stock. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, may have had the effect of discouraging, delaying, or preventing a change in control of the Company. In conjunction with the completion of the Acquisition, each of the authorized shares of preferred stock and Series A preferred stock were cancelled, and are no longer in existence.

        Common Stock—Duane Reade Inc's authorized common stock, par value $.01 per share, consisted of 75,000,000 shares of which 24,403,550 shares and 24,538,799 shares were issued and outstanding at December 27, 2003 and at July 30, 2004, respectively.

        Holders of the common stock were entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. The issued and outstanding shares of common stock were validly issued, fully paid and non-assessable. Subject to the rights of the holders of any shares of preferred stock, the holders of outstanding shares of common stock were entitled to receive dividends out of assets legally available for dividend distribution at such times and in such amounts as the Board of Directors may from time to time have determined. The shares of common stock were not redeemable or convertible, and the holders of the common shares had no pre-emptive or subscription rights to purchase any securities of the Company.

        Upon liquidation, dissolution or winding up of the Company, the holders of shares of common stock were entitled to receive on a pro-rata basis the assets of the Company that were legally available for distribution, after payment of all debts and other liabilities and subject to the preferential rights of any holders of preferred stock.

        In connection with the completion of the Acquisition, each of the outstanding common shares of Duane Reade Inc. were converted into the right to receive cash consideration of $16.50 per share, without interest. On July 30, 2004, a total of $404.9 million was paid to shareholders in connection with the purchase by Duane Reade Acquisition Inc. of all outstanding shares of Duane Reade Inc. common stock. Following the completion of the Acquisition, Duane Reade Inc. common stock was de-listed from the New York Stock Exchange and is no longer publicly traded.

Stockholders and Registration Rights Agreement

        A stockholders and registration rights agreement was entered into among certain members of management and Duane Reade Shareholders. The stockholders and registration rights agreement contains, among other things, certain restrictions on the ability of the parties thereto to freely transfer the securities of Duane Reade Holdings held by such parties. In addition, the stockholders and registration rights agreement provides that the holders of a majority of the membership interests in Duane Reade Shareholders may, under certain circumstances, compel a sale of all or a portion of the equity in Duane Reade Holdings to a third party (commonly known as drag-along rights) and, alternatively, that stockholders of Duane Reade Holdings may participate in certain sales of stock by holders of a majority of the common stock of Duane Reade Holdings to third parties (commonly known as tag-along rights). The stockholders and registration rights agreement also contains certain corporate governance provisions regarding the nomination of directors and officers of Duane Reade Holdings by the parties thereto. The stockholders and registration rights agreement also provides that Duane Reade Shareholders will have the ability to cause Duane Reade Holdings to register common equity securities of Duane Reade Holdings under the Securities Act, and provide for procedures by which certain of the equity holders of Duane Reade Holdings and Duane Reade Shareholders may participate in such registrations.

Preemptive Rights Agreement

        A preemptive rights agreement was entered into among certain Oak Hill entities, Duane Reade Shareholders, Duane Reade Holdings, Duane Reade Inc. and Messrs. Cuti, Charboneau, LaBeau, Henry and Ray. The preemptive rights agreement contains, among other things, certain preemptive rights for management, providing that certain equity securities issued by Duane Reade Shareholders or any of its subsidiaries to the members of Duane Reade Shareholders (other than Mr. Cuti) must dilute the interests of all of the parties to the preemptive rights agreement on a proportionate basis. In connection with any such issuance of equity securities, each of Messrs. Cuti, Charboneau, LaBeau, Henry and Ray have the right to purchase from the issuing entity a percentage of equity securities being issued equal to their percentage interest (including phantom stock interest) in Duane Reade Holdings as of such time (and, in the case of Mr. Cuti, taking into account his interest in Duane Reade Shareholders as of such time).

        Common Stock of Duane Reade Holdings, Inc.    Upon the completion of the Acquisition, Duane Reade Holdings, Inc.'s common stock consists of 2,950,000 authorized shares, par value $0.01 per share, of which 2,594,977 shares were issued and outstanding. All of the outstanding shares of Duane Reade Holdings, Inc. are beneficially owned by Duane Reade Shareholders, LLC. Oak Hill, together with the equity co-investors, owns on a fully diluted basis 100% of the outstanding membership interests in Duane Reade Shareholders, LLC.

        Preferred Stock of Duane Reade Holdings, Inc.    Upon the completion of the Acquisition, Duane Reade Holdings, Inc.'s preferred stock consists of 50,000 authorized shares, par value $0.01 per share, of which there were no shares issued or outstanding.

14.    Income Taxes

        The income tax provision, before the cumulative effect of an accounting change, for the successor and predecessor periods of fiscal 2004 and the fiscal years ended December 27, 2003 and December 28, 2002 consists of the following (in thousands):

		Predecessor – Restated
	Successor
			Fiscal Years Ended
	Period from July 31, 2004 through Dec. 25, 2004	Period from Dec. 28, 2003 through July 30, 2004
			December 27, 2003	December 28, 2002
Current:
Federal	$—	$(4,439)	$1,059	$11,948
State & Local	218	(245)	2,910	1,379
Deferred:
Federal	(26,787)	5,940	606	1,142
State & Local	(7,397)	(120)	(2,906)	(1,475)

Total (benefit) expense	$(33,966)	$1,136	$1,669	$12,994

        Deferred tax assets and liabilities are determined based on the difference between the book and tax bases of the respective assets and liabilities at December 25, 2004 and December 27, 2003 and are summarized as follows (in thousands):

	Successor	Restated Predecessor
	December 25, 2004	December 27, 2003
Deferred tax assets (liabilities)—net:
Deferred income	$1,496	$1,574
Inventories	2,631	2,730
Reserves	4,900	2,915
Other, net	—	3,592

Deferred income taxes—current	$9,027	$10,811

Deferred tax assets (liabilities)—net:
Deferred rent	$31,076	$24,858
Long Lived assets	(114,731)	(22,562)
Labor contingency and other reserves	11,958	4,794
Alternative minimum tax credits	1,491	1,674
Wage-based and other tax credits	9,114	8,006
Net operating losses	37,820	726
Other, net	1,922	(3,642)

Deferred income taxes—noncurrent (liability) asset	$(21,350)	$13,854

Total net deferred tax (liabilities) assets	$(12,323)	$24,665

        In the successor period of 2004, as a consequence of the transaction expenses and other costs incurred in connection with the completion of the Acquisition, the Company generated a net operating loss of approximately $72.0 million. The federal and state tax effects of these net operating losses are reflected as a tax benefit in the deferred income tax provision. Realization of the asset is dependent on generating sufficient taxable income in future periods. Based on historical taxable income and projections of future taxable income over the periods that the deferred tax assets are deductible, management believes that it is more likely that not that the deferred tax asset will be realized and has therefore not established a valuation allowance against it. The federal and state net operating losses can be carried forward 20 years and will expire in fiscal year 2025.

        Additional deferred tax assets include federal and state tax credits including New York state ZEA credits of $5.3 million which can be carried forward indefinitely and federal AMT and Job credits of $5.2 million which can be carried forward indefinitely. Based on expected future operating results, management believes that realization of these deferred tax assets is more likely than not.

        The provision for income taxes for the successor and predecessor periods of fiscal 2004 and the fiscal years ended December 27, 2003 and December 28, 2002 differs from the amounts of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax accounting income as a result of the following (dollars in thousands):

			Predecessor—Restated
	Successor
					Fiscal Years Ended
	Period from July 31, 2004 through Dec. 25, 2004		Period from Dec. 28, 2003 through July 30, 2004
					December 27, 2003		December 28, 2002
Pre-tax accounting income (loss)	$(88,007)	100.0%	$4,453	100.0%	$6,148	100.0%	$36,511	100.0%

Statutory rate	(30,802)	35.0	1,559	35.0	2,152	35.0	12,779	35.0
State and local taxes, net of federal tax benefit	(6,957)	7.9	138	3.1	989	16.1	1,466	4.0
Transaction costs	4,160	(4.7)	—	—	—	—	—	—
Employment tax credits	(423)	0.5	(592)	(13.3)	(1,818)	(29.6)	(1,439)	(3.9)
Other	56	(0.1)	31	0.7	346	5.6	188	0.5

Effective tax rate	$(33,966)	38.6%	$1,136	25.5%	$1,669	27.1%	$12,994	35.6%

        Employment tax credits represent the benefits earned by the Company for its participation in various Federal and state hiring incentive programs. These benefits are based on the number of qualifying employees hired and retained by the Company for a specified time period. Employees qualify for these hiring programs primarily as a result of their enrollment in various economic assistance programs.

15.    Commitments and Contingencies

        Leases:    Duane Reade leases most of its store facilities under operating lease agreements expiring on various dates through the year 2033. In addition to minimum rentals, certain leases provide for annual increases based upon real estate tax increases, maintenance cost increases and inflation. Generally, the Company obtains a free rent period during the construction of leasehold improvements for stores. Additionally, the Company's leases provide for escalations over the term of the lease. Rent expense, including deferred rent, real estate taxes and other rent-related costs and income for the successor and predecessor periods of fiscal 2004 and the fiscal years ended December 27, 2003 and December 28, 2002 was $53.6 million, $76.8 million, $121.9 million and $103.6 million, respectively.

        Minimum annual cash rent obligations under non-cancelable operating leases at December 25, 2004 (including obligations under new store leases entered into but not opened as of December 25, 2004) are as follows (in thousands):

2005	$119,602
2006	118,907
2007	118,183
2008	112,749
2009	107,100
2010 to 2014	444,632
2015 to 2019	250,178
2020 to 2024	66,118
2025 to 2029	4,769
2030 to 2033	2,655

Total	$1,344,893

        Litigation:    The Company is party to legal actions arising in the ordinary course of business. Based on information presently available to the Company, it believes that it has adequate legal defenses or insurance coverage for these actions and that the ultimate outcome of these actions will not have a material, adverse effect on its financial position, results of operations or cash flows. In addition, the Company is a party to the following legal actions and matters:

        During 2002, the Company initiated a legal action against its former property insurance carrier, in an attempt to recover what it believes to be a fair and reasonable settlement for the business interruption portion of its claim originating from the September 11, 2001 World Trade Center terrorist attack, during which its single highest volume and most profitable store was completely destroyed. The claim is pending before the United States District Court for the Southern District of New York. In September 2003, a trial on certain issues was held regarding some of the matters at issue in the litigation, including whether the Company would have obtained a renewal of its lease at the World Trade Center. The Company has received a favorable ruling on this and other legal issues in the case and now the matter has moved into an appraisal process. The appraisal process involves two appraisers and an arbitrator (to resolve differences between the two appraisers) who will determine the amount of insured loss the Company has sustained. The insurance carrier has appealed a number of rulings by the trial court. The appraisal process is proceeding and the Company may have a determination by late in the second quarter or early in the third quarter of 2005. However, in light of the inherent uncertainty in litigation relating to the Company's appeal, the amount of additional insurance proceeds, if any, that the Company may collect under the terms of our insurance contract with the defendant cannot be reasonably predicted or determined at this time, and therefore, the Company has not accrued any additional income related to this matter. In fiscal 2002, the Company received an advance of approximately $9.4 million toward the business interruption claim that was recognized as a separate component of income in the consolidated statement of income. In the event of an unfavorable outcome to the Company, this amount would not be required to be returned to the insurance company.

        Duane Reade Inc., Mr. Cuti, Mr. Henry and Mr. Charboneau have been named as defendants in connection with the consolidation of several class action complaints alleging violations of the federal securities laws that were filed from August 2002 through October 2002. The action, which was in the United States District Court for the Southern District of New York, was on behalf of shareholders who purchased the Company's common stock between April 1, 2002 and July 24, 2002, inclusive. The complaint, which sought an unspecified amount of damages, alleged that the defendants violated the federal securities laws by issuing materially false and misleading statements during the class period. On December 1, 2003, the district judge granted the Company's motion to dismiss the plaintiff's action, with prejudice. The plaintiffs subsequently filed an appeal. On August 17, 2004, the U.S. Court of Appeals affirmed the district court's ruling in the Company's favor.

        The Company is a defendant in a class action suit in the Federal Court for the Southern District of New York filed in January 2000 regarding alleged violations of the Fair Labor Standards Act as to a group of individuals who provided delivery services on a contract basis to the Company. In December 2002, the judge in the action issued a partial summary judgment in favor of a subclass of the plaintiffs and against the Company. In December 2003, the Company settled the issue of the amount of its liability to the plaintiffs without any admission of wrongdoing and in an amount consistent with its previously established reserves. By a decision dated August 4, 2004, the district court awarded the plaintiffs certain attorneys' fees in this matter. The Company has fully reserved the amounts of the fees in question and has appealed this award.

        The Company is a party to an NLRB administrative proceeding regarding a dispute with the Allied Trades Council ("ATC") over whether a negotiating impasse was reached between the Company and the union in August of 2001. The Allied Trades Council represents employees in 139 of the Company's stores in a collective bargaining agreement that expired on August 31, 2001. The Company's employees have been working pursuant to the terms of the Company's December 6, 2001 implemented contract with the ATC, which expired on August 31, 2004. The Company believes an impasse did in fact occur and as a result, it had the right to implement its latest contract proposal at that time which included wage increases, health and welfare benefits, vacation and sick benefits and a 401(k) retirement program. The Company discontinued making additional payments into the various funds associated with the union as it was providing many of these benefits on a direct basis and because its past contributions to these funds caused these funds to be in a position of excessive overfunding. In addition, the Company had concerns that its past payments into these funds were not being managed in a way to ensure they were being properly utilized for the benefit of its employees. On February 18, 2004, an Administrative Law Judge ("ALJ") who had reviewed various matters related to this proceeding issued a decision and related recommendation, which concluded that the parties were not at impasse. The remedies recommended by the ALJ included, among other things, a requirement for the Company to make its employees whole by reimbursing them for expenses ensuing from the failure to make contributions to the union funds and to make such funds whole, plus interest. This recommendation was adopted by a three-member panel of the NLRB on September 15, 2004. If it is enforced by the circuit court of appeals, it could result in the Company being required to contribute amounts that have yet to be determined into the union's pension benefit, health and welfare and vacation funds. Any potential required contributions resulting from a final judicial determination of this matter would potentially be subject to offset by the amounts that the Company had funded since it implemented its final contract proposal for these same benefits that were paid for its Allied Trades Council employees. Because the NLRB decision represents the first phase of a long and complicated administrative process to be followed by a full judicial review of all of the facts and circumstances, the final outcome cannot be reliably determined at this time. The NLRB's decision is subject to judicial review by the D.C. Circuit Court of Appeals and a compliance hearing before any financial remedy can be determined. The Company is in the process of filing appeal papers with the D.C. Circuit Court of Appeals. Subsequent to the completion of filing these papers, which will be mid-summer 2005, the Court will schedule a hearing and sometime thereafter will render a decision. While there can be no definitive assurance, the Company has been advised by its outside labor counsel that its petition for review contains a number of valid defenses and arguments against enforcement of the NLRB decision.

        In light of the foregoing, while it is the Company's belief that the final financial outcome of this litigation cannot be determined, under the provisions of Statement of Financial Accounting Standard No. 5 which addresses contingencies, the Company has recorded a pre-tax charge of $12.6 million for the year ended December 27, 2003 and additional pre-tax charges of $2.6 million in the period from December 28, 2003 through July 30, 2004 and $1.8 million in the period from July 31, 2004 through December 25, 2004. These charges represent the Company's current best estimate of the loss that would result upon application of the NLRB's decision. The Company notes that such charges were based upon the facts available to it at the time. In the Company's opinion, such charges could be subject to significant modification in the future, upon review by the D.C. Circuit Court of Appeals, completion of a compliance hearing and any appeals relating to the outcome of that hearing. These charges reflect the amount of contributions that the Company did not make into the union benefit funds for the period from the August 31, 2001 expiration of the contract through December 25, 2004, reduced by a portion of the benefits it paid directly to or for the benefit of these employees over the same period. It also includes an interest cost for these net contributions from the date they would have been paid until December 25, 2004. While this represents the Company's current best estimate of the NLRB's decision, the Company believes that, as of December 25, 2004, the actual range of loss in this matter could be from $0 if the Circuit Court of Appeals does not enforce the NLRB decision at all, to approximately $38 million, if the NLRB's decision is upheld and there is no offset for any benefits paid over this period.

        Until such time as further legal developments warrant a change in the estimate under this accounting standard, or until this matter is resolved, the Company will record additional non-cash pre-tax charges, including interest, which are calculated on the same basis as the charges recorded in the 2003 and 2004 financial statements. The Company currently estimates that the pre-tax charge recorded during the full 12 months of 2005 will approximate $4.4 million, subject to changes in the relevant interest rate.

        The Company is a party to related lawsuits, Irving Kroop, et al v. Duane Reade, NY, NY et al, 00 Civ. 9841, et al., instituted by the trustees of several union benefit funds wherein the funds claim that the Company did not make certain required contributions to these funds from January 2000 through August 2001. By decisions dated August 5, 2004 and September 27, 2004, the District Court awarded judgment to the funds on certain aspects of their complaints. These partial judgments, for which the Company has provided adequate reserves, are subject to further appeal by the Company. The remaining unresolved portions of the plaintiffs' claims are still being litigated and accordingly, the Company intends to continue to vigorously defend itself in these matters. At this time, it is not possible to determine the ultimate outcome of this case or the actual amount of liability the Company may face, if any.

        The Company is involved in an ongoing dispute with Cardinal Health, one of its former suppliers of pharmaceutical products. Both parties have claims against the other involving, among other things, breach of contract, promissory estoppel and unjust enrichment. Duane Reade is seeking from Cardinal an unspecified amount of damages and punitive damages of at least $20 million. Cardinal is seeking approximately $18 million in damages plus attorney's fees and interest. While there can be no definitive assurance, the Company believes it has counterclaims that offset the claims against it by Cardinal, as well as meritorious defenses to these claims, and plans to vigorously pursue its affirmative claims and to vigorously defend itself in this action. Non-party discovery in the case has concluded and it is expected to go to trial in the second half of 2005.

        A New York State Tax Appeal ruling in a matter involving another company may have an adverse impact upon the Company's New York State Franchise Tax filings from years 1999 through 2002. This matter relates to the required combination of affiliated subsidiaries in recognizing royalty fee and related income for intangible property. The ruling is subject to further legal appeal and interpretation in light of the Company's own specific facts and circumstances. The outcome of this matter, and the resulting amount of additional income tax expense, if any, cannot be determined by the Company at this time.

        In November 2004, Duane Reade Inc. was served with a class action complaint, Damassia v. Duane Reade Inc. The lawsuit was filed in the United States District Court, Southern District of New York. The complaint alleges that, from the period beginning November 1998, the Company incorrectly gave some employees the title, "Assistant Manager," in an attempt to avoid paying these employees overtime, in contravention of the Fair Labor Standards Act and the New York Law. The complaint seeks twice an unspecified amount of unpaid wages. The Company believes this claim to be without merit, and it intends to defend itself against this claim. However, due to the uncertainty of litigation, there can be no assurance as to the ultimate outcome of this matter.

        In January 2005, the Equal Employment Opportunity Commission filed an action against the Company in the U.S. District Court for the Southern District of New York alleging, among other things, that the Company created a hostile work environment for three female store employees, and potentially a class of such female employees. This action is in its early stages, and accordingly it is not possible to determine the ultimate outcome, which, if adverse, could be material.

Litigation Relating to the Acquisition

        The Company is aware of six purported class action complaints challenging the Acquisition consummated by Duane Reade Inc. and Duane Reade Acquisition that have been filed in the Court of Chancery of the State of Delaware, referred to as the "Delaware Complaints," and three purported class action complaints that have been filed in the Supreme Court of the State of New York. Two of the New York complaints have been dismissed without prejudice. The other New York complaint (the "New York Complaint") is pending, but has not been served on the Company. The Delaware Complaints name Mr. Cuti and certain other members of the Company's board of directors and executive officers as well as Duane Reade as defendants. Four of the Delaware Complaints name Oak Hill as a defendant. The New York Complaint names Mr. Cuti and certain other members of the Company's board of directors and executive officers as well as Duane Reade as defendants. One of the dismissed New York complaints named Oak Hill as a defendant.

        The Delaware Complaints were consolidated on January 28, 2004, and on April 8, 2004 the plaintiffs in the Delaware actions filed a consolidated class action complaint. The Company believes these lawsuits are without merit and plans to defend these lawsuits vigorously.

        Management Agreements:    The Company has employment agreements with several of its executives providing, among other things, for employment terms of up to three years. Pursuant to the terms of such employment and related agreements, the Company may be obligated for certain compensation and benefits in the event of termination.

16.    Benefit Plans

Management Stock Option Plan

        The board of directors of Duane Reade Holdings, Inc. adopted the Duane Reade Holdings, Inc. Management Stock Option Plan (the "New Option Plan"), which became effective on the date the Acquisition was completed. The New Option Plan is administered by the compensation committee of the board of directors. Any officer, employee, director or consultant of Duane Reade Holdings or any of its subsidiaries or affiliates is eligible to be designated a participant under the New Option Plan. A maximum of 244,930 shares of our common stock (on a fully diluted basis) may be granted under the New Option Plan.

        Under the New Option Plan, the compensation committee of Duane Reade Holdings, Inc. may grant awards of nonqualified stock options, incentive stock options, or any combination of the foregoing. A stock option granted under the New Option Plan will provide a participant with the right to purchase, within a specified period of time, a stated number of shares of our common stock at the price specified in the award agreement. Stock options granted under the New Option Plan will be subject to such terms, including the exercise price and the conditions and timing of exercise, not inconsistent with the New Option Plan, as may be determined by the compensation committee and specified in the applicable stock option agreement or thereafter. Options granted under this plan will (i) be issued at an exercise price reflective of the fair market value at the time of grant, (ii) generally vest ratably over five years and (iii) terminate after ten years.

	2004 Management Stock Option Plan
	Option price per share
	$100.00	Total Options	Wtd. Avg Exercise Price
Options outstanding, July 30, 2004	—	—	$—
Options granted	176,477	176,477	$100.00

Options outstanding, December 25, 2004	176,477	176,477	$100.00

Weighted average remaining life	9.6 years	9.6 years
Options exercisable	—	—

        Prior to the completion of the Acquisition on July 30, 2004, the following two stock option plans were in effect:

        1992 Stock Option Plan—On October 12, 1992, the Company adopted the 1992 Stock Option Plan of Duane Reade Holding Corp. (the "Plan"). Under the Plan, a committee designated by the Board of Directors to administer the Plan (the "Committee") could grant, to executives and other key employees of the Company, nonqualified stock options to purchase up to an aggregate of 510,757 shares of common stock of the Company at an exercise price fixed by the Committee. The options were exercisable at such time or times as the Committee determined at or subsequent to grant. The term of the options set by the Committee did not exceed 10 years.

        At July 30, 2004, there were outstanding nonqualified stock options to purchase up to an aggregate of 26,565 shares of common stock, all of which were vested. In connection with the completion of the Acquisition, all outstanding stock options with an exercise price equal to or greater than $16.50 per share were cancelled. Options with an exercise price less than $16.50 per share were considered "in-the-money," and holders of such options received a payment equal to the difference between $16.50 and the exercise price of the option, multiplied by the number of options held by the option holder. The total amount expended in this regard amounted to $0.4 million

        Changes in options outstanding (including options granted outside the Plan) during the predecessor periods in 2004, 2003 and 2002 are summarized as follows:

	1992 Stock Option Plan
	Option price per share
	$0.58	$7.34- $12.77	$29.37	$40.86	Total Options	Wtd. Avg Exercise Price
Options outstanding, December 29, 2001	238,353	2,750	11,038	15,156	267,297	$4.18
Options exercised	(90,000)	—	—	—	(90,000)	$0.58
Options cancelled	(3)	(5)	(1,100)	(3,845)	(4,953)	$38.26

Options outstanding, December 28, 2002	148,350	2,745	9,938	11,311	172,344	$5.08
Options exercised	(124,530)				(124,530)	$0.58
Options cancelled			(9,938)	(11,311)	(21,249)	$35.49

Options outstanding, December 27, 2003	23,820	2,745	—	—	26,565	$1.84

Options outstanding, July 30, 2004 pre-transaction	23,820	2,745	—	—	26,565	$1.84

Options paid to holders	(23,820)	(2,745)			(26,565)	$1.84

Options outstanding, July 30, 2004 post-transaction	—	—	—	—	—	$—

        1997 Equity Participation Plan—During 1997, the Company adopted an Equity Participation Plan (the "1997 Equity Participation Plan"), as amended, which provided 3,971,181 options for shares of common stock of the Company to be granted to employees, consultants and non-employee directors of the Company. At July 30, 2004, options for 2,819,857 shares had been granted (net of options for 1,559,112 shares that had been cancelled) to employees and certain non-employee directors, and

2,052,025 options were issued and outstanding as of that date. Under the plan, options granted to employees generally vested 20% on each of the first through fifth anniversaries of the issue date, with some options subject to accelerated vesting if certain performance targets were achieved.

        In connection with the completion of the Acquisition, all outstanding stock options with an exercise price equal to or greater than $16.50 per share were cancelled. Options with an exercise price less than $16.50 per share were considered "in-the-money," and holders of such options, excluding a portion of which that were held by senior management and forfeited in connection with the right to receive certain change-of control payments, received a payment equal to the difference between $16.50 and the exercise price of the option, multiplied by the number of options held by the option holder. The total amount expended in this regard amounted to $1.4 million.

        Changes in options outstanding under the 1997 Equity Participation Plan during the predecessor periods in 2004, 2003 and 2002 are summarized as follows:

	1997 Equity Participation Plan
	Option price per share
	$8.33- $15.77	$16.50- $19.93	$21.24- $29.38	$31.10- $38.75	Total Options	Wtd. Avg Exercise Price
Options outstanding, December 29, 2001	899,400	68,100	744,490	228,000	1,939,990	$17.97
Options granted	5,000	25,000	545,350	54,000	629,350	$26.85
Options exercised	(35,268)	(11,700)	(28,050)	—	(75,018)	$15.44
Options cancelled	—	(5,700)	(17,231)	(80,550)	(103,481)	$29.65

Options outstanding, December 28, 2002	869,132	75,700	1,244,559	201,450	2,390,841	$19.88
Options granted	85,000	1,323,947	—	—	1,408,947	$16.48
Options exercised	(241,278)	—	—	—	(241,278)	$8.33
Options cancelled	(1,512)	(37,100)	(1,133,074)	(186,450)	(1,358,136)	$26.55

Options outstanding, December 27, 2003	711,342	1,362,547	111,485	15,000	2,200,374	$14.85
Options exercised	(135,249)	—	—	—	(135,249)	$8.33
Options cancelled	—	(13,100)	—	—	(13,100)	$16.55

Options outstanding, July 30, 2004 pre-transaction	576,093	1,349,447	111,485	15,000	2,052,025	$15.27

Options paid to holders	(175,193)	—	—	—	(175,193)	$8.78
Options forfeited	(400,900)	—	—	—	(400,900)	$9.72
Options cancelled	—	(1,349,447)	(111,485)	(15,000)	(1,475,932)	$17.54

Options outstanding, July 30, 2004 post-transaction	—	—	—	—	—	$—

        Stock Option Exchange Offer—On February 27, 2003, the Company offered each eligible employee the opportunity to exchange all of his or her currently outstanding options to purchase shares of the Company's common stock granted under the 1992 Stock Option Plan or the 1997 Equity Participation Plan with an exercise price equal to or in excess of $16.00 per share (other than certain options granted on May 7, 1999 pursuant to the Company's Deferred Compensation Stock Grant Program). At the

close of the offer on March 27, 2003, the Company accepted for exchange and cancellation options to purchase an aggregate of 1,337,449 shares of common stock. On October 1, 2003, the Company granted 1,320,947 options to replace those previously exchanged. Each new option issued as a result of the exchange had an exercise price of $16.55 per share, reflecting the average closing price of the Company's common stock as reported on the New York Stock Exchange for the five day trading period ending immediately prior to the October 1, 2003 grant date. Each new option had a ten year term and vested in three equal annual installments, beginning on the first anniversary of the date of grant, except under certain change of control events, in which case the new options immediately became fully vested. The difference between the number of options originally exchanged and the number of options issued on October 1, 2003 represented options held by individuals who resigned or were terminated prior to the grant date and whose options were not reissued. This grant of stock options was considered non-compensatory, as the closing price of the Company's common stock on the grant date, $16.30 per share, was less than the exercise price of the options granted. In connection with the Acquisition, all of the options exchanged were cancelled because their exercise price exceeded the $16.50 per share Acquisition price.

        401(k) Profit-Sharing Plan—The Company maintains an employee savings plan, pursuant to Section 401(k) (the "401(k) Plan") of the Internal Revenue Code ("IRC"), which, prior to January 1, 2002, covered substantially all non-union employees other than key employees as defined by IRC, and, effective January 1, 2002, became available to certain union employees. Eligible participating employees may contribute up to 10% of their pre-tax salaries, subject to certain IRC limitations. The 401(k) Plan, as amended, provides for employer matching contributions at the discretion of the Company (to a maximum of 1% of eligible pre-tax salaries) and has a feature under which the Company may contribute additional discretionary amounts for all eligible employees. During the successor and predecessor periods of fiscal 2004 and the fiscal years ended December 27, 2003 and December 28, 2002, the Company incurred expenses of $0.2 million, $0.2 million, $0.4 million and $0.3 million, respectively, related to employer matching contributions.

        Organized Labor Benefit Plans—Duane Reade's collective bargaining agreements with Local 340A New York Joint Board, UNITE AFL-CIO and the International Brotherhood of Teamsters, Chauffeurs and Warehousemen and Helpers of America, Local 815 require certain contributions to multi-employer pension and welfare benefit plans for certain of its employees. For the successor and predecessor periods of fiscal 2004 and the fiscal years ended December 27, 2003 and December 28, 2002, the expenses for such plans were $1.9 million, $3.5 million, $5.6 million and $5.7 million, respectively. The Company, Allied Trades Council and the trustees of those Allied Trades Council plans are in litigation concerning the Company's contributions to those plans.

17.    Debt Extinguishment Charges

        During the successor period of fiscal 2004, the Company recorded total debt extinguishment charges of $7.5 million, which consisted of the following: (1) $4.4 million, reflecting the accelerated amortization of deferred financing costs related to the Company's term loan facility that was refinanced with the proceeds from the offering of Senior Secured Floating Rate Notes due 2010, and (2) $3.1 million, reflecting the early termination premium incurred in connection with the refinancing of the Company's term loan facility with the proceeds of the offering of the Senior Secured Floating Rate Notes due 2010.

        During the 52 weeks ended December 27, 2003, the Company recorded total debt extinguishment charges of $0.8 million, which consisted of the following: (1) $0.7 million, representing the accelerated amortization of the remaining deferred financing costs associated with the term loan and revolving borrowings that were fully repaid as a result of the refinancing of the Company's Senior Credit Agreement with an asset-based revolving loan agreement, and (2) $0.1 million, representing the premium paid to the holders of the Senior Subordinated Notes and the accelerated amortization of deferred financing costs associated with the $1.6 million principal amount of the Senior Subordinated Notes that were retired.

        During the 52 weeks ended December 28, 2002, the Company recorded total debt extinguishment charges of $11.4 million, which consisted of the following: (1) $3.0 million, reflecting the accelerated amortization of deferred financing costs related to (a) loans under the Senior Credit Agreement that were repaid with the proceeds of the offering of Convertible Notes, (b) Senior Subordinated Notes that were purchased pursuant to a tender offer completed in June 2002, and (c) the December 2002 repurchase of a portion of the Convertible Notes, (2) $7.0 million associated with the payment of consent premiums and other expenses related to the tender offer, (3) $4.0 million related to the termination of the interest rate swap agreement tied to interest expenses on the loans under the Senior Credit Agreement that were retired with proceeds from the Convertible Notes offering, and (4) a gain of $2.6 million related to the repurchase of a portion of the outstanding Convertible Notes.

18.    Related Party Transactions

        On November 9, 1998, upon unanimous approval of the Board of Directors of the Company, the Company extended a $2.0 million loan (the "CEO Loan") to the Company's Chief Executive Officer (the "Executive"). The CEO Loan bore interest at the rate of interest paid by the Company on its revolving loans outstanding under the Senior Credit Agreement. Thereafter, the CEO Loan would bear interest at LIBOR plus 300 basis points. As of December 27, 2003, the Executive repaid the Company in full for the total value of the principal and accumulated interest calculated to the repayment date, amounting to approximately $2.8 million.

        In 1998, the DLJ Entities extended a $1.0 million loan to Mr. Cuti. On December 19, 2002, Mr. Cuti repaid the Company in full for the combined amount of the four then outstanding promissory notes resulting from the Company's four annual payments, on Mr. Cuti's behalf, of principal and accrued interest related to such loan. The total amount repaid to the Company amounted to approximately $1.3 million.

        The Company is party to a consulting agreement with Transportation Services International ("TSI"), an entity operated by Mr. Cuti's brother, Joseph Cuti. TSI provides various trucking, logistical and warehousing consultative services to Duane Reade. The Company's agreement with TSI is terminable by either party. Duane Reade's payments to TSI totaled approximately $0.1 million annually in each of the 2004, 2003 and 2002 fiscal years.

Management Services Agreement

        Under a management services agreement between Oak Hill Capital Management, Inc. (an affiliate of Oak Hill Capital Partners, L.P.) and Duane Reade Acquisition, Oak Hill Capital Management, Inc. received a fee of $8.0 million at the closing of the Acquisition, and Oak Hill Capital Management, Inc. agreed to provide financial advisory and management services to us as Duane Reade Inc.'s Board of Directors may reasonably request following the Acquisition. In consideration of these services, Oak Hill Capital Management, Inc. will receive an annual fee of $1.25 million, paid quarterly.

Tax Sharing Agreement

        Duane Reade Holdings is the common parent of an affiliated group of corporations that includes Duane Reade Inc. and its subsidiaries. Duane Reade Holdings elected to file consolidated federal income tax returns on behalf of the group. Accordingly, Duane Reade Holdings, Duane Reade Inc. and its subsidiaries entered into a tax sharing agreement, under which Duane Reade Inc. and its subsidiaries will make payments to Duane Reade Holdings. These payments will not be in excess of Duane Reade Inc.'s and its subsidiaries' tax liabilities, if these tax liabilities had been computed on a stand-alone basis.

19.    Other Expenses

        Other expenses of $26.4 million for the period from July 31, 2004 through December 25, 2004 represents (i) costs related to the early retirement of the Chairman's SERP benefits ($24.5 million), (ii) costs related to the required future transfer of a 1998 Corporate-owned life insurance policy to the Chairman ($1.0 million), (iii) costs related to the Chairman's long-term cash award ($0.4 million) and (iv) Oak Hill management fees ($0.5 million).

20.    Condensed Consolidating Financial Information of Subsidiary Guarantors and Co-Obligors

        The 9.75% Senior Subordinated Notes due 2011 and the Senior Secured Floating Rate Notes due 2010 were co-issued by Duane Reade Inc. and Duane Reade GP, each of whom is considered a "co-obligor." The Company and each of its' other subsidiaries, composed of DRI I Inc., Duane Reade International, Inc. and Duane Reade Realty, Inc., are guarantors of such notes. The guarantee of the Company and of each subsidiary guarantor is full and unconditional and joint and several.

        The following condensed consolidating financial information for the Company presents the financial information of Duane Reade Holdings, Inc., the co-obligors and the subsidiary guarantors, prepared on the equity basis of accounting. Such presentation is based on the Company's understanding and interpretation of Rule 3-10 under the Securities and Exchange Commission's Regulation S-X. The financial information may not necessarily be indicative of results of operations or financial position had the subsidiary guarantors operated as independent entities.

DUANE READE HOLDINGS, INC.
Condensed Consolidating Income Statement
For the period from July 31, 2004 through December 25, 2004
(Successor)
(In thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$—	$—	$670,568	$—	$—	$670,568
Cost of sales	—	—	540,509	—	—	540,509

Gross profit	—	—	130,059	—	—	130,059
Selling, general & administrative expenses	—	—	120,326	(18,878)	—	101,448
Labor contingency	—	—	1,789	—	—	1,789
Transaction expense	—	—	37,575	—	—	37,575
Depreciation and amortization	—	—	27,051	—	—	27,051
Store pre-opening expense	—	—	365	—	—	365
Other	—	—	26,433	—	—	26,433

Operating (loss) income	—	—	(83,480)	18,878	—	(64,602)
Equity earnings in affiliates	54,041	54,041	—	656	(108,738)	—
Interest expense, net	—	—	15,880	—	—	15,880
Debt extinguishment	—	—	7,525	—	—	7,525

Income (loss) before income taxes	(54,041)	(54,041)	(106,885)	18,222	108,738	(88,007)
Income tax (benefit) expense	—	—	(41,252)	7,286	—	(33,966)

Net income (loss)	$(54,041)	$(54,041)	$(65,633)	$10,936	$108,738	$(54,041)

DUANE READE INC.
Condensed Consolidating Income Statement
For the period from December 28, 2003 through July 30, 2004
(Predecessor)
(in thousands)

	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Restated Duane Reade Inc. Consolidated
Net sales	$—	$927,801	$—	$—	$927,801
Cost of sales	—	745,090	—	—	745,090

Gross profit	—	182,711	—	—	182,711
Selling, general & administrative expenses	18	166,537	(24,262)	—	142,293
Labor contingency	—	2,611	—	—	2,611
Transaction expense	—	3,005	—	—	3,005
Depreciation and amortization	—	21,902	—	—	21,902
Store pre-opening expense	—	470	—	—	470

Operating (loss) income	(18)	(11,814)	24,262	—	12,430
Equity earnings in affiliates	(3,331)	—	147	3,184	—
Interest expense, net	—	7,977	—	—	7,977
Debt extinguishment	—	—	—	—	—

Income (loss) before income taxes	3,313	(19,791)	24,115	(3,184)	4,453
Income tax (benefit) expense	(4)	(5,049)	6,189	—	1,136

Net income (loss)	$3,317	$(14,742)	$17,926	$(3,184)	$3,317

DUANE READE INC.
Condensed Consolidating Income Statement
For the fiscal year ended December 27, 2003
(Predecessor)
(in thousands)

					Restated
	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Inc. Consolidated
Net sales	$—	$1,465,275	$—	$—	$1,465,275
Cost of sales	—	1,168,408	—	—	1,168,408

Gross profit	—	296,867	—	—	296,867
Selling, general & administrative expenses	29	268,692	(39,573)	—	229,148
Labor contingency	—	12,600	—	—	12,600
Transaction expense	—	644	—	—	644
Depreciation and amortization	—	32,335	—	—	32,335
Store pre-opening expense	—	1,063	—	—	1,063

Operating (loss) income	(29)	(18,467)	39,573	—	21,077
Equity earnings in affiliates	(4,657)	—	242	4,415	—
Interest expense, net	20	14,097	—	—	14,117
Debt extinguishment	105	707	—	—	812

Income (loss) before income taxes	4,503	(33,271)	39,331	(4,415)	6,148
Income tax expense (benefit)	24	(9,032)	10,677	—	1,669

Net income (loss)	$4,479	$(24,239)	$28,654	$(4,415)	$4,479

DUANE READE INC.
Condensed Consolidating Income Statement
For the fiscal year ended December 28, 2002
(Predecessor)
(in thousands)

					Restated
	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Inc. Consolidated
Net sales	$—	$1,325,523	$—	$—	$1,325,523
Cost of sales	—	1,041,303	—	—	1,041,703

Gross profit	—	284,220	—	—	284,220
Selling, general & administrative expenses	27	238,650	(39,907)	—	198,770
Insurance recovery	—	(9,378)	—	—	(9,378)
Depreciation and amortization	—	26,935	—	—	26,935
Store pre-opening expense	—	2,086	—	—	2,086

Operating (loss) income	(27)	25,927	39,907	—	65,807
Equity earnings in affiliates	(22,039)	—	37	22,002	—
Interest expense, net	3,381	14,544	—	—	17,925
Debt extinguishment	8,678	2,693	—	—	11,371

Income (loss) before income taxes and cumulative effect of accounting change	9,953	8,690	39,870	(22,002)	36,511
Income tax (benefit) expense	(4,302)	3,093	14,203	—	12,994

Income (loss) before cumulative effect of accounting change	14,255	5,597	25,667	(22,002)	23,517
Cumulative effect of accounting change	—	9,262	—	—	9,262

Net income (loss)	$14,255	$(3,665)	$25,667	$(22,002)	$14,255

DUANE READE HOLDINGS, INC.
Condensed Consolidating Balance Sheet
For the fiscal year ended December 25, 2004
(Successor)
(in thousands

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Assets
Current assets
Cash	$—	$—	$1,297	$32	$—	$1,329
Receivables	—	(155,766)	342,224	(60,010)	(68,392)	58,056
Inventories	—	—	262,323	—	—	262,323
Deferred income taxes	—	10,167	5,049	(6,189)	—	9,027
Prepaid expenses and other assets	—	—	35,716	—	—	35,716

Total current assets	—	(145,599)	646,609	(66,167)	(68,392)	366,451
Investment in affiliates	185,457	(6,999)	—	(1,082)	(177,376)	—
Property and equipment	—	—	224,460	—	—	224,460
Goodwill, net	—	—	84,624	—	—	84,624
Deferred income taxes	—	1,645	9,032	(10,677)	—	—
Other assets	—	17,015	299,603	251,831	(271,417)	297,032

Total assets	$185,457	$(133,938)	$1,264,328	$173,905	$(517,185)	$972,567

Liabilities and Stockholders Equity
Current liabilities
Accounts payable	$—	$—	$80,154	$—	$—	$80,154
Accrued interest	—	—	8,209	—	—	8,209
Accrued expenses	—	—	56,735	—	—	56,735
Current portion of capital lease obligation	—	—	780	—	—	780

Total current liabilities	—	—	145,878	—	—	145,878
Long term debt	—	—	766,294		(257,392)	508,902
Capital lease obligation, less current portion	—	—	2,008	—	—	2,008
Deferred income taxes	—	38,020	(38,159)	21,489	—	21,350
Other non-current liabilities	—	2,564	106,408	—	—	108,972

Total liabilities	—	40,584	982,429	21,489	(257,392)	787,110
Stockholders equity
Common stock	26	—	—	—	—	26
Paid-in-capital	239,472	17,015	321,915	—	(338,930)	239,472
Retained earnings	(54,041)	(191,537)	(40,016)	152,416	79,137	(54,041)

Total stockholders equity	185,457	(174,522)	281,899	152,416	(259,793)	185,457

Total liabilities and stockholders equity	$185,457	$(133,938)	$1,264,328	$173,905	$(517,185)	$972,567

DUANE READE INC.
Condensed Consolidating Balance Sheet
For the fiscal year ended December 27, 2003
(Predecessor)
(in thousands)

					Restated
	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Inc. Consolidated
Assets
Current assets
Cash	$—	$1,204	$48	$—	$1,252
Receivables	116,001	3,438	2,383	(68,392)	53,430
Inventories	—	258,139	—	—	258,139
Deferred income taxes	10,811	—	—	—	10,811
Prepaid expenses and other assets	—	20,263	—	—	20,263

Total current assets	126,812	283,044	2,431	(68,392)	343,895
Investment in affiliates	43,711	—	(279)	(43,432)	—
Property and equipment	—	189,469	—	—	189,469
Goodwill, net	—	161,318	—	—	161,318
Deferred income taxes	15,499	9,032	(10,677)	—	13,854
Other assets	17,014	154,008	146,282	(228,468)	88,836

Total assets	$203,036	$796,871	$137,757	$(340,292)	$797,372

Liabilities and Stockholders Equity
Current liabilities
Accounts payable	$—	$85,528	$—	$—	$85,528
Accrued interest	—	1,633	—	—	1,633
Accrued expenses	9,633	20,453	—	—	30,086
Current portion of capital lease obligation	—	422	—	—	422

Total current liabilities	9,633	108,036	—	—	117,669
Long term debt	—	485,827	—	(214,442)	271,385
Capital lease obligation, less current portion	—	1,103	—	—	1,103
Deferred income taxes	(17,296)	3,093	14,203	—	—
Other non-current liabilities	2,334	77,620	—	—	79,954

Total liabilities	(5,329)	675,679	14,203	(214,442)	470,111
Stockholders equity
Common stock	244	—	—	—	244
Paid-in-capital	348,932	82,418	—	(99,433)	331,917
Retained earnings	(140,811)	38,774	123,554	(26,416)	(4,900)

Total stockholders equity	208,365	121,192	123,554	(125,850)	327,261

Total liabilities and stockholders equity	$203,036	$796,871	$137,757	$(340,292)	$797,372

DUANE READE HOLDINGS, INC.
Condensed Consolidating Statement of Cash Flows
For the period from July 31, 2004 through December 25, 2004
(Successor)
(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Cash flows from operating activities:
Net income (loss)	$(54,041)	$(54,041)	$(65,633)	$10,936	$108,738	$(54,041)
Adjustments to reconcile net income (loss) to net cash (used in)/provided by operating activities:
Depreciation and amortization of property and equipment	—	—	28,610	—	—	28,610
Deferred tax provision	—	(709)	(41,252)	7,286	—	(34,675)
Extraordinary charge	—	—	—	—	—	—
Other	54,041	54,041	8,029	656	(108,738)	8,029
Changes in operating assets and liabilities:
Receivables	—	709	(2,278)	—	—	(1,569)
Inventories	—	—	(1,682)	—	—	(1,682)
Accounts payable	—	—	14,673	—	—	14,673
Prepaid and accrued expenses	—	—	32,087	—	—	32,087
Increase in other assets (liabilities), net	—	—	17,174	(18,905)	—	(1,731)

NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	—	—	(10,272)	(27)	—	(10,299)

Capital expenditures	—	—	(10,360)	—	—	(10,360)
Lease acquisition and other costs	—	—	(14,467)	—	—	(14,467)
Acquisition of Duane Reade	—	—	(413,684)	—	—	(413,684)

NET CASH USED IN INVESTING ACTIVITIES	—	—	(438,511)	—	—	(438,511)

Cash flows from financing activities:
Deferred financing costs	—	—	(16,919)	—	—	(16,919)
Proceeds from floating rate notes	—	—	160,000	—	—	160,000
Proceeds from senior subordinated notes	—	—	195,000	—	—	195,000
Repurchase of convertible notes	—	—	(201,000)	—	—	(201,000)
Net borrowings/(payments)—new revolving credit facility	—	—	72,525	—	—	72,525
Additional capital contribution	—	—	239,498	—	—	239,498
Repayments of capital lease obligations	—	—	(303)	—	—	(303)

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	448,801	—	—	448,801

Net (decrease) increase in cash	—	—	18	(27)	—	(9)
Cash at beginning of period	—	—	1,279	59	—	1,338

Cash at end of period	$—	$—	$1,297	$32	$—	$1,329

DUANE READE INC.
Condensed Consolidating Statement of Cash Flows
For the period from December 28, 2003 through July 30, 2004
(Predecessor)
(in thousands)

					Restated
	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Inc. Consolidated
Cash flows from operating activities:
Net income (loss)	$3,317	$(14,742)	$17,926	$(3,184)	$3,317
Adjustments to reconcile net income (loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization of property and equipment	—	23,003	—	—	23,003
Deferred tax provision	4,760	(5,049)	6,189	—	5,900
Extraordinary charge	—	—	—	—	—
Other	(3,331)	4,383	147	3,184	4,383
Changes in operating assets and liabilities:
Receivables	(6,426)	3,369	—	—	(3,057)
Inventories	—	4,385	—	—	4,385
Accounts payable	—	(20,047)	—	—	(20,047)
Prepaid and accrued expenses	554	193	—	—	747
Increase in other assets (liabilities), net	—	27,172	(24,251)	—	2,921

NET CASH PROVIDED BY OPERATING ACTIVITIES	(1,126)	22,667	11	—	21,552

Capital expenditures	—	(17,552)	—	—	(17,552)
Lease acquisition and other costs	—	(14,925)	—	—	(14,925)

NET CASH USED IN INVESTING ACTIVITIES	—	(32,477)	—	—	(32,477)

Cash flows from financing activities:
Deferred financing costs	—	(841)	—	—	(841)
Net borrowings/(payments)—new revolving credit facility	—	10,992	—	—	10,992
Proceeds from exercise of stock options	1,126	—	—	—	1,126
Repayments of capital lease obligations	—	(266)	—	—	(266)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,126	9,885	—	—	11,011

Net (decrease) increase in cash	—	75	11	—	86
Cash at beginning of period	—	1,204	48	—	1,252

Cash at end of period	$—	$1,279	$59	$—	$1,338

DUANE READE INC.
Condensed Consolidating Statement of Cash Flows
For the fiscal year ended December 27, 2003
(Predecessor)
(in thousands)

					Restated
	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Inc. Consolidated
Cash flows from operating activities:
Net income (loss)	$4,479	$(24,239)	$28,654	$(4,415)	4,479
Adjustments to reconcile net income (loss) to net cash (used in)/provided by operating activities:
Depreciation and amortization of property and equipment	—	34,271	—	—	34,271
Deferred tax provision	(6,279)	(9,032)	10,677	—	(4,634)
Extraordinary charge	—	—	—	—	—
Other	(4,657)	9,782	242	4,415	9,782
Changes in operating assets and liabilities:
Receivables	5,598	2,980	—	—	8,578
Inventories	—	(39,451)	—	—	(39,451)
Accounts payable	—	27,752	—	—	27,752
Prepaid and accrued expenses	132	(751)	—	—	(619)
Increase in other assets (liabilities), net	—	46,837	(39,551)	—	7,286

NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(727)	48,149	22	—	47,444

Capital expenditures	—	(41,036)	—	—	(41,036)
Lease acquisition and other costs	—	(12,697)	—	—	(12,697)
Acquisition price adjustments	(1,382)	—	—	—	(1,382)

NET CASH USED IN INVESTING ACTIVITIES	(1,382)	(53,733)	—	—	(55,115)

Cash flows from financing activities:
Deferred financing costs	(31)	(2,160)	—	—	(2,191)
Repayment of bank debt	—	(65,091)	—	—	(65,091)
Repurchase of senior subordinated note	(1,621)	—	—	—	(1,621)
Net borrowings/(payments)—new revolving credit facility	—	70,353	—	—	70,353
Proceeds from exercise of stock options	3,761	—	—	—	3,761
Repayments of capital lease obligations	—	(471)	—	—	(471)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,109	2,631	—	—	4,740

Net (decrease) increase in cash	—	(2,953)	22	—	(2,931)
Cash at beginning of period	—	4,157	26	—	4,183

Cash at end of period	$—	$1,204	$48	$—	$1,252

DUANE READE INC.
Condensed Consolidating Statement of Cash Flows
For the fiscal year ended December 28, 2002
(Predecessor)
(in thousands)

					Restated
	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Inc. Consolidated
Cash flows from operating activities:
Net income (loss)	$14,255	$(3,665)	$25,667	$(22,002)	$14,255
Adjustments to reconcile net income (loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization of property and equipment	—	28,836	—	—	28,836
Deferred tax provision	(5,456)	3,093	14,203	—	11,840
Extraordinary charge	—	9,262	—	—	9,262
Other	(22,039)	6,868	37	22,002	6,868
Changes in operating assets and liabilities:
Receivables	86,628	(90,951)	—	—	(4,323)
Inventories	—	(14,518)	—	—	(14,518)
Accounts payable	—	(11,312)	—	—	(11,312)
Prepaid and accrued expenses	2,699	4,399	—	—	7,098
Increase in other assets (liabilities), net	—	34,426	(39,895)	—	(5,469)

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	76,087	(33,562)	12	—	42,537

Capital expenditures	—	(47,599)	—	—	(47,599)
Lease acquisition and other costs	—	(12,921)	—	—	(12,921)

NET CASH USED IN INVESTING ACTIVITIES	—	(60,520)	—	—	(60,520)

Cash flows from financing activities:
Proceeds from covertible note	—	218,501	—	—	218,501
Deferred financing costs	—	(8,000)	—	—	(8,000)
Repayment of bank debt	—	(91,068)	—	—	(91,068)
Repurchase of senior subordinated note	(78,379)	—	—	—	(78,379)
Repurchase of convertible note	—	(14,977)	—	—	(14,977)
Net borrowings/(payments)—new revolving credit facility	—	(10,000)	—	—	(10,000)
Proceeds from exercise of stock options	2,292	—	—	—	2,292
Repayments of capital lease obligations	—	(1,175)	—	—	(1,175)

NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(76,087)	93,281	—	—	17,194

Net (decrease) increase in cash	—	(801)	12	—	(789)
Cash at beginning of period	—	4,958	14	—	4,972

Cash at end of period	$—	$4,157	$26	$—	$4,183

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) designed to provide reasonable assurance that the information required to be reported in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to the regulations of the Securities and Exchange Commission, including controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, the Company's disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

        The Company is not an "accelerated filer" within the meaning of the rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 and therefore is not required to include in this report management's assessment of the effectiveness of our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended).

        Management began a review of its accounting policies and practices with respect to leases in early 2005 based on their monitoring of restatement activity and the related communications noted within the retail industry. As a result of this internal review, management identified that it had errors in its accounting for leases. Additionally, management reviewed its accounting for resales of inventory during this same period. The Company is restating its financial statements in the manner, and for the reasons, described in detail in Notes 1 and 2 to the Company's consolidated financial statements included in this report. As explained in Note 1, the restatement has been necessitated by i) the Company's prior presentation of revenue and costs for resale inventory on a net basis in circumstances under which generally accepted accounting principles ("GAAP"), and particularly those set forth in EITF No. 99-19, required presentation on a gross basis, ii) the company's prior accounting for rent expense upon the opening of stores in circumstances under which GAAP required the recording of lease costs from the date of our possession or delivery of the underlying asset under the provisions of FTB 85-3 and iii) to reflect certain previously unrecorded and immaterial audit adjustments relating to the periods affected.

        Based on the Public Company Accounting Oversight Board's Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements (PCAOB Audit Standard No. 2), restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a "material weakness" in the design or operation of internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 25, 2004 the Company did not have effective controls to ensure that its lease accounting during construction periods conformed with generally accepted accounting principles. Specifically, the Company's ineffective controls resulted in the misstatement of rent expense and other liabilities. As a result of this control deficiency, the Company was required to restate all prior period annual financial statements for the fiscal years 2000 through 2003, as well as record adjustments in the 2004 financial statements. Interim periods for the fiscal years 2003 and 2004 were also required to be adjusted. This control deficiency could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

The Company has determined that, as of December 25, 2004, a material weakness existed in the Company's internal controls over financial reporting with respect to accounting for leases during the construction period. Additionally, as of December 25, 2004 the Company did not have effective controls to ensure that its accounting for inventory resales conformed with generally accepted accounting principles. Specifically, the Company's ineffective controls resulted in the misstatement of gross revenues and cost of sales, with no impact on net income. As a result of this control deficiency the Company was required to restate prior period annual financial statements for the fiscal years 2000 through 2003, as well as record adjustments in the 2004 financial statements. Interim periods for the fiscal years 2003 and 2004 were also required to be adjusted. This control deficiency could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. The Company has determined that, as of December 25, 2004, a material weakness existed in the Company's internal controls over financial reporting with respect to accounting for inventory resales.

        Based on the material weaknesses that were identified in the Company's accounting for lease costs and the Company's accounting for resales of inventory, the CEO and CFO each concluded that the Disclosure Controls and Procedures were not effective as of December 25, 2004 at the reasonable assurance level.

        Subsequent to December 25, 2004, the Company has taken actions to strengthen its evaluation and monitoring of ongoing compliance with leasing matters and the resale of inventory, along with other generally accepted accounting principles and financial reporting requirements. Specifically, key personnel involved in the Company's financial reporting processes have enhanced the process through which authoritative guidance will be monitored on a regular basis. On-going reviews of authoritative guidance will be conducted in order to ensure that new guidance is being complied with in the preparation of the financial statements, related disclosures and periodic filings with the SEC.

        During the fourth quarter of fiscal 2004, there were no significant changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting.

ITEM 9B.    OTHER

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

        The following table sets forth information regarding our directors and executive officers:

Name	Age	Position
Anthony J. Cuti	59	Chairman, Chief Executive Officer and President
Gary Charboneau	59	Senior Vice President — Sales and Marketing (Duane Reade Inc.)
John K. Henry	54	Chief Financial Officer
Jerry M. Ray	56	Senior Vice President—Store and Pharmacy Operations (Duane Reade Inc.)
Timothy R. LaBeau	49	Senior Vice President—Merchandising (Duane Reade Inc.)
Michael S. Green	31	Vice President and Director
John P. Malfettone	49	Director
Andrew J. Nathanson	46	Vice President and Director
Denis J. Nayden	50	Director
Tyler J. Wolfram	37	Vice President and Director

        Anthony J. Cuti has been our Chairman of the Board, Chief Executive Officer and President since July 30, 2004. He is also the Chairman of the Board, Chief Executive Officer and President of Duane Reade Inc., having served in such capacities since April 1996. Prior to joining us, Mr. Cuti served as President and as a member of the Board of Directors of Supermarkets General and Pathmark from 1993 to 1996 and, prior to being named President of Supermarkets General and Pathmark, Mr. Cuti was Executive Vice President and Chief Financial Officer of Supermarkets General. From 1984 to 1990, he was the Chief Financial Officer of the Bristol-Myers International Group of the Bristol-Myers Company and prior to that was employed by the Revlon Corporation. Mr. Cuti serves on the Board of Trustees of Farleigh Dickinson University. Mr. Cuti's current Employment Agreement expires on July 30, 2009.

        Gary Charboneau has been Senior Vice President in charge of Sales and Marketing of Duane Reade Inc. since February 1993. Prior to joining us, Mr. Charboneau held various positions at CVS, a retail drugstore chain, from 1978 to February 1993, most recently as Executive Vice President.

        John K. Henry has been our Chief Financial Officer since July 30, 2004. In addition, he is the Senior Vice President and Chief Financial Officer of Duane Reade Inc., having served in that capacity since August 1999. Prior to joining us, Mr. Henry was Senior Vice President and Chief Financial Officer of Global Household Brands from 1998 to 1999, Executive Vice President and Chief Financial Officer of Rickel Home Centers from 1994 to 1998 and Vice President of Finance of Supermarkets General Holdings Corporation from 1992 to 1994.

        Jerry M. Ray has been Senior Vice President in charge of Store and Pharmacy Operations of Duane Reade Inc. since July 1996 and served as Vice President of Pharmacy Operations of Duane Reade Inc. from April 1995 to June 1996. From 1991 to 1994, Mr. Ray served as President and CEO of Begley Drugstores, Inc.

        Timothy R. LaBeau has been Senior Vice President in charge of Merchandising of Duane Reade Inc. since July 2003. Prior to joining us, Mr. LaBeau was Operating Group President of Fleming Inc. from January 2002 through April 2003. In this capacity, Mr. LaBeau held sales, marketing and purchasing responsibilities across 12 operating divisions of Fleming Inc. From 1998 to 2001, Mr. LaBeau was President of the American Sales Division of Ahold USA, Inc., during which time his responsibilities included, among others, merchandising, operations and human resources for all general merchandise and pharmacy business done by Ahold. From 1994 to 1998, Mr. LaBeau held the position of Executive Vice President of Merchandising with Ahold USA, Inc. From 1977 to 1994, Mr. LaBeau held various management positions with Aldi, an international grocery retailer.

        Michael S. Green became one of our directors and a Vice President in July 2004. He has been a Principal at Oak Hill since August 2004, and prior to that, he was a Vice President at Oak Hill since 2000.

        John P. Malfettone became one of our directors and a director of Duane Reade Inc. in January 2005. He is the Chief Operating Officer of Oak Hill and is responsible for finance, operations, human resources, administration, information technology and business planning. In addition, Mr. Malfettone provides assistance to the Oak Hill investment team in managing portfolio company financial and business matters. He serves on the board of directors of Dovebid, Inc., a used equipment auction and valuation services company. Prior to joining Oak Hill in 2004, Mr. Malfettone was the Executive Vice President and Chief Financial Officer of MacDermid Inc., a New York Stock Exchange specialty chemical company. Prior to that, from 1990 to 2001, he worked at General Electric Co. serving in numerous roles including GE Capital Assistant Corporate Controller, GE Capital Corporate Controller, GE Capital EVP CFO and Managing Director in GE's private equity business. He joined GE from the accounting and audit firm, KPMG Peat Marwick, where he was promoted to partner in 1988.

        Andrew J. Nathanson became one of our directors and a Vice President at the time of our formation. His principal occupation since March 2000 has been Managing Partner at Oak Hill and Vice President of Oak Hill Capital Management, Inc., the principal business of which is acting as the investment adviser of Oak Hill. From 1989 to 2000, Mr. Nathanson served as Managing Director at Donaldson Lufkin & Jenrette Securities Corporation, an investment bank.

        Denis J. Nayden became a director of Duane Reade Inc. in November 2004 and one of our directors in January 2005. He is currently a Managing Partner of Oak Hill. Prior to joining Oak Hill, he was Chairman and Chief Executive Officer of GE Capital, a global, diversified financial services company, from 2000. During his 27-year tenure at General Electric Co., Mr. Nayden also served as Chief Operating Officer from 1994 to 2000 and in various positions of increasing responsibility prior to that. Mr. Nayden continues to serve in a consulting capacity to General Electric Co. He also serves on the board of directors of SES Global, a global satellite operator, and United Way, a charitable organization. Mr. Nayden also serves on the Board of Trustees of the University of Connecticut.

        Tyler J. Wolfram became one of our directors and a Vice President at the time of our formation. His principal occupation since 2000 has been Partner at Oak Hill. During 2000, Mr. Wolfram served as Managing Director of Whitney & Co., a private equity investment firm. From 1998 to 2000, Mr. Wolfram served as Managing Director of Cornerstone Equity Investors, LLC, a private equity investment firm.

Board Committees

        On February 14, 2005, an Audit Committee of the board of directors of Duane Reade Holdings, Inc. was established following the Acquisition in accordance with Section 3(a)(58)(A) of the Exchange Act. Messrs. Michael S. Green, John P. Malfettone and Tyler J. Wolfram were designated and appointed to serve as the members of the Audit Committee. Mr. Malfettone was designated and appointed to serve as its Chairman.

        On February 14, 2005, a Compensation Committee of the board of directors of Duane Reade Inc. was established. Messrs. Andrew J. Nathanson, Denis J. Nayden and Tyler J. Wolfram were designated and appointed to serve as the members of the Compensation Committee. Mr. Nathanson was designated and appointed to serve as its Chairman.

Compensation Committee Interlocks and Insider Participation

        Messrs. Nathanson and Wolfram are Vice Presidents of Duane Reade Holdings, Inc. Mr. Nayden is not an employee of the Company or any of its subsidiaries.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires directors, officers and persons who beneficially own more than 10% of a registered class of stock to file initial reports of ownership (Form 3) and reports of changes in beneficial ownership (Forms 4 and 5) with the Commission and the New York Stock Exchange. Such persons are also required under the rules and regulations promulgated by the Commission to furnish us with copies of all Section 16(a) forms they file.

        Based solely on a review of the copies of these forms, as amended and furnished to us, we believe that our directors, officers and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements.

Code of Ethics

        The Company has implemented a Code of Business Conduct and Ethics for its corporate officers, management and other professional personnel. The Code is required to be signed by each such individual, and is kept on file at the Company's corporate office. The full text of the Code of Ethics was filed as an exhibit to the Annual Report on Form 10-K of Duane Reade Inc. for the fiscal year ended December 27, 2003.

ITEM 11.    EXECUTIVE COMPENSATION

        The following table summarizes the principal components of compensation of the Chief Executive Officer and our other four most highly compensated executive officers for the fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002. The compensation set forth below fully reflects compensation for services performed on our behalf and on behalf of our subsidiaries.

Long-Term Compensation
Annual Compensation
Name							Securities Underlying Stock Options(1)	All Other Compensation(2)
	Principal Position	Year	Salary			Bonus
Anthony J. Cuti	Chief Executive Officer	2004 2003 2002	$ $ $	907,692 850,000 750,000		— — —	115,277 462,550 282,250	$ $ $	7,631,928 555,835 1,170,833
Gary Charboneau	SVP—Sales and Marketing (Duane Reade Inc.)	2004 2003 2002	$ $ $	450,000 450,000 330,000		— — —	8,500 163,582 77,600	$ $ $	2,763,139 6,220 106,781
John K. Henry	SVP—Chief Financial Officer	2004 2003 2002	$ $ $	380,769 350,000 275,000		— — —	30,600 177,600 77,600	$ $ $	892,821 9,403 123,801
Timothy R. LaBeau	SVP—Merchandising (Duane Reade Inc.)	2004 2003 2002	$ $ $	385,000 162,885 N/A	(3)	$75,000 — N/A	8,500 75,000 N/A	$ $ $	107,913 8,874 N/A
Jerry M. Ray	SVP—Store and Pharmacy Operations (Duane Reade Inc.)	2004 2003 2002	$ $ $	380,769 350,000 280,000		— — —	13,600 143,090 77,600	$ $ $	1,633,363 4,273 56,822

(1)
The numbers in this column related to the 2004 fiscal year reflect options to purchase shares of common stock of Duane Reade Holdings granted in connection with the Acquisition under our New Option Plan. The numbers in this column related to the 2003 and 2002 fiscal years reflect grants of options to purchase shares of Duane Reade Inc., the predecessor of Duane Reade Holdings, Inc. Such options were cashed out in connection with the Acquisition. See "Aggregate Options Exercised in Fiscal Year Ended December 25, 2004" and "—Senior Vice President Arrangements" below.

(2)
The amounts in this column include (i) the dollar value of the premiums paid by us with respect to the term portion of split dollar life insurance policies purchased on the life of Mr. Cuti ($81,658); and (ii) the actuarial equivalent of the benefit to Mr. Cuti of the remainder of the premiums paid on the split dollar life insurance policy by us based on certain assumptions regarding interest rates and life expectancy ($412,684). In the case of Messrs. Charboneau, Ray and Henry, these arrangements were canceled as of the date of the Acquisition. In the case of Mr. Cuti, we have elected to terminate the SERP obligations and insurance contract arrangements. Mr. LaBeau does not participate in any split dollar life insurance programs. In addition, this column includes the income tax reimbursement to Mr. Cuti in connection with the dollar value of the premiums for the term portion of the split dollar life policy paid in 2003 ($65,487), as well as the value of certain perquisites paid to Mr. Cuti ($88,862, including club membership expenses of $57,855). In addition, this column includes matching contributions made by us to our 401(k) plan during 2004 as follows: Mr. Cuti ($3,200); Mr. Charboneau ($2,600); Mr. Henry ($992) and Mr. Ray ($3,200). The amounts in this column also include (i) change of control payments made by us in 2004 in connection with the Acquisition: Mr. Cuti ($4,962,286), Mr. Charboneau ($2,254,471), Mr. Henry ($884,336) and Mr. Ray ($1,626,949); (ii) a grossed-up relocation allowance for Mr. LaBeau ($107,913); and (iii) a payment to Mr. Cuti in the amount of $1,500,000, reflecting an accelerated portion of the amounts payable in connection with our election to terminate the SERP obligation.

(3)
Mr. LaBeau joined us effective July 21, 2003.

Option Grants in Last Fiscal Year

        The following table sets forth information concerning stock options granted to the named executive officers in fiscal 2004.

	Individual Grants
	Number of Securities Underlying Options Granted (#)(1)	% of Total Options Granted To Employees In Fiscal Year			Potential Realized Value At Assumed Annual Rates Of Stock Price Appreciation For Option Term(2)
Name			Exercise Price ($/SH)
				Expiration Date	5%($)	10%($)
Anthony J. Cuti	115,277	65.3%	$100.00	July 30, 2014	$7,249,709	$18,372,185
Gary Charboneau	8,500	4.8%	$100.00	July 30, 2014	$534,560	$1,354,681
John K. Henry	30,600	17.4%	$100.00	July 30, 2014	$1,924,418	$4,876,852
Timothy R. Labeau	8,500	4.8%	$100.00	July 30, 2014	$534,560	$1,354,681
Jerry M. Ray	13,600	7.7%	$100.00	July 30, 2014	$855,297	$2,167,490

(1)
All of the above stock option awards to purchase shares of common stock of Duane Reade Holdings were granted in connection with the Acquisition under our New Option Plan. The options granted to Messrs. Charboneau, Henry, Labeau and Ray vest in five equal installments beginning on the first anniversary of the date of the grant, with all options becoming fully vested on the fifth anniversary of the date of grant. The options granted to Mr. Cuti vest as follows: one third vests equally during the first, second and third years after the grant, one third vests equally during the second, third and fourth year after the grant, and one third vests equally during the third, fourth and fifth year after the grant. The exercise prices were based on the fair market value of the shares of common stock at the time the options were granted (as determined in accordance with our New Option Plan). The options terminate ten years after the date of grant. Upon a termination of employment for any reason, all unvested options will expire immediately and vested options will expire as of (i) the date of the executive's termination of employment for cause, as determined by our compensation committee, (ii) 180 days after the executive's termination by reason of death or permanent disability, or (iii) 30 days after the executive's termination of employment for any reason other than death, permanent disability or cause. Vesting will accelerate in certain instances, including a "sale of the company," as defined in the plan.

(2)
The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the SEC and therefore are not intended to forecast possible future appreciation, if any, of our stock price. The gains reflect a future value based upon growth at these prescribed rates.

Aggregate Options Exercised in Fiscal Year Ended
December 25, 2004 and Fiscal Year-End Option Values

        The following table summarizes the number and value of all exercised and unexercised options held by the Chief Executive Officer and our other four most highly compensated executive officers at the end of fiscal 2004.

			Number of Securities Underlying Unexercised Options at Fiscal Year End
					Value of Unexercised In-The-Money Options at Fiscal Year End
Name	Shares Acquired on Exercise(1)
		Value Realized	Exerciseable	Unexerciseable(2)	Exerciseable	Unexerciseable
Anthony J. Cuti	61,125	$517,751	—	115,277	$—	$—
Gary Charboneau	62,100	$502,854	—	8,500	$—	$—
John K. Henry	—	—	—	30,600	$—	$—
Timothy R. Labeau	—	—	—	8,500	$—	$—
Jerry M. Ray	—	—	—	13,600	$—	$—

(1)
The number of shares set forth in this column result from stock options to purchase shares of common stock in Duane Reade Inc. granted under its 1997 Equity Participation Plan, which were exercised prior to the completion of the Acquisition on July 30, 2004.

(2)
This column reflects stock options to purchase shares of common stock of Duane Reade Holdings granted in connection with the Acquisition under our New Option Plan. The exercise price was based on the fair market value of the shares of common stock at the time the options were granted.

Management Stock Option Plan

        Our board of directors adopted the Duane Reade Holdings, Inc. Management Stock Option Plan, which is referred to in this report as the "New Option Plan," which became effective on the date the Acquisition was completed. The New Option Plan is administered by the compensation committee of our board of directors. Any officer, employee, director or consultant of Duane Reade Holdings or any of its subsidiaries or affiliates is eligible to be designated a participant under the New Option Plan. A maximum of 244,930 shares of our common stock (on a fully diluted basis) may be granted under the New Option Plan.

        Under the New Option Plan, the compensation committee of Duane Reade Holdings may grant awards of nonqualified stock options, incentive stock options, or any combination of the foregoing. A stock option granted under the New Option Plan will provide a participant with the right to purchase, within a specified period of time, a stated number of shares of our common stock at the price specified in the award agreement. Stock options granted under the New Option Plan will be subject to such terms, including the exercise price and the conditions and timing of exercise, not inconsistent with the New Option Plan, as may be determined by the compensation committee and specified in the applicable stock option agreement or thereafter.

Senior Vice President Phantom Stock

        Senior vice presidents of Duane Reade Inc. were awarded SVP phantom stock under a phantom stock plan that was adopted effective as of the date of the Acquisition, representing, in the aggregate, approximately 1.5% of the shares of our common stock (on a fully diluted basis). The SVP phantom stock was granted to the senior vice presidents for future services and in exchange for relinquishing certain payments in connection with the Acquisition and in entering into new employment letters.
At the closing of the Acquisition, Messrs. Charboneau, Henry and Ray relinquished an aggregate amount of approximately $2.6 million with respect to their rights under Duane Reade Inc.'s supplemental executive retirement plan/split dollar life insurance arrangement which would have required us to transfer ownership of the underlying life insurance policies to each of them. At the closing of the Acquisition, Mr. LaBeau relinquished payments with respect to "in-the-money" options to acquire Duane Reade Inc. common stock totaling approximately $55,000 and retention payments totaling approximately $0.8 million. Mr. Ray also relinquished retention payments totaling approximately $0.3 million and a payment of approximately $0.4 million under an existing price guarantee on stock options awarded to him in May 1999.

        Each senior vice president entered into an award agreement under the Phantom Stock Plan under which he was awarded a specific number of shares of SVP phantom stock. References to awards are references to the total number of shares of SVP phantom stock granted to a particular senior vice president. This was a one time award of phantom stock to the senior vice presidents, and no other awards of phantom stock have been or are expected to be made. Each share of SVP phantom stock represents a share of Duane Reade Inc. common stock. The SVP phantom stock awards vest ratably over a two year period, subject to partial acceleration upon a change of control. Acceleration occurring in connection with a change of control will be to the extent necessary to participate in a transfer giving rise to a tag-along or drag-along right (as if the phantom shares representing the SVP phantom stock were actual shares, to the extent applicable). Awards are generally to be settled (or paid) in shares of our common stock or, in connection with a drag-along event, using the same form of consideration received by our common stockholders in connection with such a transaction, by treating one share of SVP phantom stock as a share of our common stock. Awards of SVP phantom stock will settle in whole or in part, depending upon the extent to which the senior vice president has vested in his award, on a drag-along event, tag-along event, initial public offering of our common stock or five years following the Acquisition. Awards of SVP phantom stock will also settle, to the extent vested, following the senior vice president's death or termination of employment without "Cause" or for "Good Reason" as each term is defined in the new SVP employment letter. Upon termination of employment under certain limited circumstances, the SVP phantom stock awards may be settled in cash at fair market value, treating each share of SVP phantom stock as one share of our common stock. Shares of our common stock received by the senior vice presidents through the settlement of a SVP phantom stock award are subject to the stockholders and registration rights agreement entered into in connection with the Acquisition. In addition, SVP phantom stock awards participate in dividends to the same extent as the holders of our common stock. SVP phantom stock awards also contain a sunset provision that provides that these awards, to the extent not yet settled, may be settled in shares of our common stock no earlier than July 30, 2009.

Contracts with Executive Officers

Mr. Cuti's Profits Interest

        Mr. Cuti's employment agreement provides for the award to Mr. Cuti of a profits interest in Duane Reade Shareholders that, based on the amount of the initial equity investments by the investor group led by Oak Hill and by management and given a sufficient appreciation in the value of Duane Reade Shareholders following the Acquisition, could result in his possession of an approximately 7.9% equity interest in Duane Reade Shareholders (on a fully diluted basis), which, as of the effective date of the Acquisition, was equivalent to approximately 7.1% of the aggregate ownership interest in us on a consolidated basis. The profits interest will have no value unless the value of Duane Reade Shareholders appreciates. In connection with a realization event (such as a sale), if the fair market value of Duane Reade Shareholders appreciates, Mr. Cuti will generally be allocated the first

$20 million of such appreciation and will share in distributions of additional amounts in accordance with his pro rata interest. The profits interest vests over a five year period, subject, generally, to Mr. Cuti's continued employment with us. Vesting of the profits interest will accelerate upon the occurrence of a change of control or an underwritten offering of common stock by Duane Reade Inc., Duane Reade Holdings or Duane Reade Shareholders that results in a public offering of at least 20% of such entity's common stock or generates gross proceeds of at least $100 million. The profits interest is subject to customary drag-along, tag-along and registration rights as well as preemptive rights in specific circumstances. The profits interest is intended to meet certain IRS guidelines, but in the event that Mr. Cuti incurs any income taxes as a result of the grant of the profits interest, we will indemnify him against such taxes.

Mr. Cuti's Employment Agreement

        On December 22, 2003, Mr. Cuti entered into an employment agreement revising the terms and conditions of his prior employment agreement to reflect those that currently apply to Mr. Cuti's employment with us. Following the execution of that employment agreement, we negotiated certain modifications to the terms and conditions of Mr. Cuti's employment, and on March 16, 2004, we entered into a new employment agreement, which was subsequently amended on June 18, 2004. The term of Mr. Cuti's employment under the new employment agreement is five years, during which time he will serve as our and Duane Reade Inc.'s chairman of the board (except if prohibited by legal requirements), president and chief executive officer. The new employment agreement contemplates an initial base salary of $1 million per annum and an annual bonus opportunity ranging from 0% to 175% of base salary based upon our success in achieving annual financial performance targets.

        Under the terms of his prior employment agreement, Mr. Cuti participated in a supplemental executive retirement plan, or SERP, and Duane Reade Inc. agreed to satisfy its obligation to him under the SERP through the purchase of an insurance contract. The insurance contract provided benefits to Mr. Cuti's beneficiaries upon his death, as well as retirement benefits upon the earlier of him reaching age 65 or three years after his termination date. As of June 3, 2004, under the terms of his prior employment agreement, Duane Reade Inc. was obligated to make annual premium payments under the insurance contract of approximately $5 million for each of the next six years (totaling a minimum of approximately $30.0 million as of June 3, 2004), subject to an accelerated payment equal to the present value of such amount upon the termination of Mr. Cuti's employment with Duane Reade Inc. for any reason, the non-renewal of his prior employment agreement, the renewal of his prior employment agreement in accordance with its terms, the sale of Duane Reade Inc., Mr. Cuti's attainment of age 65, or Duane Reade Inc.'s failure to timely pay the annual insurance premiums owed under the insurance contract. The new employment agreement provided Duane Reade Inc. with an election to terminate the SERP obligations and the insurance contract arrangements. Upon the consummation of the Acquisition, Duane Reade Inc. exercised this election. The new employment agreement provides that Mr. Cuti will waive his entitlement to the SERP and release Duane Reade Inc. from all of the obligations to make premium payments (totaling a minimum of approximately $30.0 million as of June 3, 2004 as described above) under the insurance contract in exchange for, among other things, payments to Mr. Cuti totaling $24.5 million, which are referred to as the "Prepayment Amount". The Prepayment Amount is being paid in installments, with the final $4.0 million installment to be paid on June 30, 2005. Following the Acquisition we paid $1.5 million to Mr. Cuti, which is a portion of the first installment of the Prepayment Amount. In January 2005, we made a payment of $19.0 million of the Prepayment Amount to Mr. Cuti.

        We may satisfy all or a portion of the Prepayment Amount of $4.0 million using the cash surrender value of the insurance contract that we will receive at the time that we elect to terminate the insurance contract agreement (approximately $14.2 million as of January 31, 2005).

        The new employment agreement provides for the relinquishment by Mr. Cuti of certain long-term incentives to which he was entitled under his prior employment agreement and lower severance payments (as described below) than those provided for in his prior employment agreement. The new employment agreement provides for new long-term incentives to Mr. Cuti, including the profits interest in Duane Reade Shareholders described above, options to purchase 4% of the common stock of Duane Reade Holdings (on a fully diluted basis), and payments of $0.9 million on each of the first through fifth anniversaries of the effective date of the Acquisition, subject, generally, to his continued employment. In connection with the completion of the Acquisition, Mr. Cuti received a payment of $4,962,286 and forfeited all of his outstanding options, valued at approximately $2.7 million based on the Acquisition consideration of $16.50 per share, and the right to receive a payment of $1.0 million under an existing price guarantee of stock options granted in May 1999.

        The stock options and profits interest awards vest over five years subject, generally, to Mr. Cuti's continued employment with us, and with respect to the profits interest subject to acceleration upon the occurrence of specific events, including a "change of control" (as described below). The new employment agreement defines a "change of control" to include in specific circumstances, among other things:

  •
  the acquisition by a third party of securities representing more than 50% of Duane Reade Inc.'s voting stock or the right to appoint a majority of the members of Duane Reade Inc.'s board of directors;

  •
  the adoption of a plan of liquidation or the consummation of an agreement for the sale of all or substantially all of Duane Reade Inc.'s assets; or

  •
  prior to an underwritten offering of common stock by Duane Reade Inc., Duane Reade Holdings or Duane Reade Shareholders that results in a public offering of at least 20% of such common stock or generates gross proceeds of at least $100 million, the failure by Oak Hill to retain and exercise the power to designate a majority of the members of our board of directors appointable by the investor group led by Oak Hill.

        In addition, upon a change of control, the vesting of stock options will occur to the extent necessary for the Chairman to participate in a transfer giving rise to tag-along or drag-along rights.

        All equity interests held by Mr. Cuti in Duane Reade Shareholders and Duane Reade Holdings are subject to customary drag-along, tag-along and registration rights as well as preemptive rights in specific circumstances. The tag-along and drag-along rights will, under certain circumstances, either afford Mr. Cuti the opportunity to or require him to participate, respectively, in a sale of all or a portion of the equity in Duane Reade Shareholders or Duane Reade Holdings. In addition, upon the occurrence of specified events, including the fifth anniversary of the effective date of the Acquisition, Mr. Cuti will have the right to require us to purchase for cash over a two year period all or a portion of the equity interests held by Mr. Cuti in Duane Reade Shareholders and Duane Reade Holdings as he may designate, at fair market value as determined in accordance with a formula and the procedures set forth in the new employment agreement. Mr. Cuti's repurchase rights will be suspended at any time when the exercise of such repurchase rights would result in a breach or default under the credit or other financing agreements of Duane Reade Inc., Duane Reade Holdings or Duane Reade Shareholders. Mr. Cuti's repurchase right will terminate upon or in connection with an underwritten offering of common stock by Duane Reade Inc., Duane Reade Holdings or Duane Reade Shareholders that results in a public offering of at least 20% of such entity's common stock or generates gross proceeds of at least $100 million.

        The new employment agreement also provides for the participation by Mr. Cuti in all benefit plans generally available to our senior executives, the continuation of the fringe benefits provided to Mr. Cuti under his prior employment agreement, retiree medical benefits for Mr. Cuti and his spouse, severance benefits and, following our election to terminate the SERP obligations and the insurance contract arrangements, if exercised, and payment of the Prepayment Amount, the payment of premiums of up to $88,000 per year for term life insurance coverage. The new employment agreement provides indemnification for income taxes incurred by Mr. Cuti for certain payments to him that are not paid in cash or marketable property. We will also pay the remaining premiums in an aggregate amount of approximately $1.0 million owed on a life insurance policy owned by us pursuant to Mr. Cuti's SERP/split dollar life insurance retention arrangement which was established for Mr. Cuti in 1998 as part of his long-term compensation program. We will transfer full ownership of that policy to Mr. Cuti subject, generally, to his continued employment with us for two years following the effective date of the Acquisition (the cash surrender value of the life insurance policy was approximately $3.6 million as of January 31, 2005).

        The new employment agreement provides that we may terminate Mr. Cuti's employment with Duane Reade Inc. and Duane Reade Holdings with or without "cause," as defined in the new employment agreement, which includes:

  •
  a finding by the board of directors of the company that Mr. Cuti has committed an act of fraud or embezzlement against Duane Reade Holdings or Duane Reade Inc. or any of our subsidiaries;

  •
  Mr. Cuti's conviction of a felony; or

  •
  any material willful breach of the new employment agreement by Mr. Cuti.

        The new employment agreement also provides that Mr. Cuti may terminate his employment with Duane Reade Inc. and Duane Reade Holdings for "good reason," as defined in the new employment agreement, which includes:

  •
  a reduction in the Mr. Cuti's base salary without his consent;

  •
  except as a result of any legal requirement, removal of Mr. Cuti from the positions of president, chief executive officer or chairman of the board of directors of Duane Reade Inc. or Duane Reade Holdings without his consent or the assignment to Mr. Cuti of duties that are materially and adversely inconsistent with such positions without his consent;

  •
  except as a result of any legal requirement, the creation within Duane Reade Inc. or Duane Reade Holdings of any position equal to or superior to that of Mr. Cuti's position or which does not report to Mr. Cuti;

  •
  except as a result of any legal requirement, the failure of Mr. Cuti to be elected chairman of the board of directors of Duane Reade Inc. or Duane Reade Holdings;

  •
  the relocation of the offices in which Mr. Cuti is principally employed to a location outside of the borough of Manhattan without his consent;

  •
  any material breach of the new employment agreement by Duane Reade Inc., Duane Reade Holdings or Duane Reade Shareholders which includes our failure to have Andrew J. Nathanson, a Managing Partner of Oak Hill, or an independent director appointed to the board of directors of Duane Reade Inc. in accordance with the terms of the new employment agreement; or

  •
  if Duane Reade Inc. becomes a direct or indirect subsidiary of an acquiring company, the failure to appoint Mr. Cuti to the position of chief executive officer of the acquiring company.

        Upon the termination of Mr. Cuti's employment by Duane Reade Inc. without cause or upon his resignation for good reason, he will be entitled to receive the following severance payments: (1) a payment equal to three times the sum of his most recent base salary and the highest bonus earned or paid to him during any twelve month period during the term of the new employment agreement (or 125% of base salary, if terminated during the first year of the term), plus (2) acceleration of the remaining unpaid $0.9 million cash payments. One quarter of this severance amount must be paid within 10 days following the termination of his employment and the remainder must be paid in substantially equal installments over the 24-month period following termination. In addition, the unvested portion of his profits interest and stock options will immediately vest upon his termination without cause or upon his resignation for good reason, and he will generally be entitled to continued health, dental, disability, life insurance and similar benefits at our expense during the 24-month period following his termination. Neither non-renewal of the new employment agreement nor a change of control of Duane Reade Inc. will independently trigger an obligation by Duane Reade Inc. to pay severance benefits to Mr. Cuti.

        The new employment agreement provides for a tax gross-up for any amounts due or paid to Mr. Cuti under the new employment agreement, his prior employment agreement or any plan, program or arrangement of Duane Reade Inc., Duane Reade Holdings or Duane Reade Shareholders or their respective subsidiaries that is considered an "excess parachute payment" under the Internal Revenue Code.

        Mr. Cuti has agreed not to disclose or otherwise inappropriately use for his personal benefit, any of our confidential or proprietary information. Mr. Cuti has further agreed not to compete with Duane Reade Inc. during the term of the new employment agreement and for three years thereafter, regardless of the grounds for the termination of his employment. If Mr. Cuti violates the non-competition provisions of the new employment agreement, he will be required to repay to Duane Reade Inc. a portion of the payments he is entitled to receive under the new employment agreement, in addition to any actual damages he may owe to us in excess of the amounts he repaid to Duane Reade Inc. If, however, an arbitrator determines that severance payments are owed to Mr. Cuti and such payments are not made to him within 15 days of the arbitrator's ruling, the non-competition provision of the new employment agreement will lapse.

        Under the new employment agreement, Duane Reade Inc. has also agreed to indemnify Mr. Cuti for all costs, charges and expenses incurred by him by reason of him being or having served as a director, officer, employee or agent of Duane Reade Inc., Duane Reade Holdings or any of its subsidiaries. The new employment agreement also requires Duane Reade Inc. to maintain a directors and officers liability insurance policy for so long as Mr. Cuti is employed by Duane Reade Inc. and for three years thereafter. The policy must be consistent with the level of coverage and premiums of similarly situated companies.

        In summary, the total compensation payable to, or for the benefit of, Mr. Cuti under the new employment agreement is:

  •
  an annual base salary of $1 million;

  •
  an annual bonus opportunity of between 0% and 175% of base salary, with a target of $1.25 million;

  •
  $0.9 million annual retention payments paid on each of the first five anniversaries of the effective date of the Acquisition subject generally to continued employment;

  •
  a cash payment with respect to stock options of approximately $5.0 million;

  •
  a grant of new options to purchase shares of our common stock representing 4.0% of our common stock (on a fully diluted basis);

  •
  an award of a profits interest that, based on the initial equity investments by the investor group led by Oak Hill and by management, could be equal to approximately a 7.9% equity interest in Duane Reade Shareholders (on a fully diluted basis, which, as of the effective date of the Acquisition, would be equivalent to approximately 7.1% of the aggregate ownership in us on a consolidated basis);

  •
  continued premium payments on the 1998 SERP/split dollar life insurance policy (approximately $1.0 million) and, subject generally to his continued employment, the transfer two years following the Acquisition of that policy to Mr. Cuti (the cash surrender value of which on January 31, 2005 was approximately $3.6 million);

  •
  payment of the Prepayment Amount (generally in three installments) totaling $24.5 million and annual premium payments for life insurance not to exceed $88,000 following payment of the last installment of the Prepayment Amount in June 2005;

  •
  severance protection (subject to a tax gross-up in respect of any "excess parachute payments," as described above) if Duane Reade Inc. terminates Mr. Cuti's employment without cause or he resigns for good reason equal to the sum of (a) three times his base salary and highest bonus actually earned or paid to him during the term of the new employment agreement (or 125% of base salary, if he is terminated during the first year of the term) plus (b) accelerated payment of the remaining unpaid $0.9 million annual retention payments;

  •
  retiree medical benefits for Mr. Cuti and his spouse following his retirement; and

  •
  certain perquisites including club memberships and reimbursement of certain professional services worth in the aggregate approximately $75,000 annually.

Senior Vice President Arrangements

        On March 16, 2004 each of Messrs. Charboneau, Henry, Ray and LaBeau, the senior vice presidents, entered into letter agreements with Duane Reade Acquisition, which set forth the terms of their continuing employment with Duane Reade Inc. The letter agreements are referred to as "SVP employment letters" in this report. The SVP employment letters provide for annual base salaries that are equal to those received by the senior vice presidents as of March 16, 2004, with provision for some of the senior vice presidents, along with other members of management except Mr. Cuti, to be granted base salary increases after completion of the Acquisition. These senior vice presidents and other members of management were granted salary increases effective August 1, 2004. The SVP employment letters also provide for additional compensation in the form of bonuses that range from 0% to 150% of their respective base salaries subject to the satisfaction of performance targets.

        Under retention agreements with the senior vice presidents prior to the Acquisition and other arrangements that were approved, subject to the completion of the Acquisition, the senior vice presidents were entitled to receive a lump sum payment equal to their prior 12 months' salary plus their maximum annual target bonus for the preceding calendar year (whether or not such bonus was earned or paid) immediately upon completion of the Acquisition. The amount of retention payments under the retention arrangements that the senior vice presidents received was approximately $3.6 million. At the effective time of the Acquisition, the existing employment, retention and severance arrangements between Duane Reade Inc. and the senior vice presidents were replaced by the SVP employment letters.

        In addition, three of the senior vice presidents were entitled to payments under the 1998 SERP/split-dollar life insurance arrangement adopted by Duane Reade Inc. on their behalf and converted by its board of directors in 2003 into corporate-owned insurance policies. The SERP/split-dollar life insurance arrangement required us to transfer ownership of life insurance polices with an aggregate cash surrender value of approximately $3.1 million, as at July 30, 2004 to Messrs. Charboneau, Henry and Ray upon the completion of the Acquisition.

        On May 7, 1999, Duane Reade Inc. granted stock options to certain members of management pursuant to its Deferred Compensation Stock Grant Program that included a guaranteed payment if Duane Reade Inc. stock was trading below a specified price on May 7, 2003. In January 2000, Mr. Cuti and certain senior vice presidents agreed to condition their entitlements to these guaranteed payments upon the occurrence of a change of control or termination without cause. Upon completion of the Acquisition, Messrs. Charboneau and Ray were entitled to payments of $0.9 million in the aggregate under this stock option grant.

        In connection with the Acquisition, the senior vice presidents agreed to relinquish, in the aggregate, approximately $4.2 million of the payments that they were entitled to receive in connection with the Acquisition under their current retention agreements, the SERP/split-dollar life insurance arrangement, the Deferred Compensation Stock Grant Program and with respect to their Eligible Options. These payments to which the senior vice presidents were entitled are referred to as "SVP payments." In exchange for these relinquished SVP payments and for their future service, the senior vice presidents received, among other things, awards of the SVP phantom stock representing in the aggregate approximately 1.5% of the shares of our common stock (on a fully diluted basis). The senior vice presidents were also granted new options under the New Option Plan.

        Under the SVP employment letters, the senior vice presidents may receive a severance payment to be paid over 24 months equal to the sum of twice their respective prior 12 months' base salaries plus their respective annual target bonuses for the preceding calendar year (whether or not such bonuses were earned or paid) in the event that their employment is terminated under certain circumstances within one year following completion of the Acquisition. If their employment is terminated under certain circumstances at any time after the first anniversary of the effective date of the Acquisition, the senior vice presidents will be entitled to a severance payment to be paid over 12 months equal to their prior 12 months' base salary. The senior vice presidents will be subject to restrictive covenants prohibiting them from competing with us in the New York greater metropolitan area and from soliciting our employees, generally during the period in which they are entitled to severance payments. The SVP employment letters also provide for the new options under the New Option Plan, the SVP phantom stock awards and the partial relinquishment of the SVP payments, as well as for other customary matters such as employee benefits.

        The total compensation payable to Mr. Charboneau pursuant to his SVP employment letter is:

  •
  an annual base salary of $450,000;

  •
  an annual bonus opportunity of between 0% and 150% of base salary, with a target of 100% of base salary;

  •
  a grant at the Acquisition of new options to acquire 8,500 shares of our common stock, representing less than 1% of our common stock;

  •
  a grant at the Acquisition of 1,000,000 shares of SVP phantom stock (representing less than 1% of our common stock); and

  •
  if Duane Reade Inc. terminates Mr. Charboneau's employment under certain circumstances, severance equal to his prior 12 months' base salary, if his employment is terminated after the first anniversary of the Acquisition, or if it is terminated before the first anniversary of the Acquisition, the sum of twice his base salary plus target annual bonus.

        The total compensation payable to Mr. Henry pursuant to his SVP employment letter is:

  •
  an annual base salary of $350,000;

  •
  an annual bonus opportunity of between 0% and 150% of base salary, with a target of 100% of base salary;

  •
  a grant at the Acquisition of new options to acquire 30,600 shares of our common stock, representing approximately 1.1% of our common stock;

  •
  a grant at the Acquisition of 742,217 shares of SVP Phantom Stock (representing less than 1% of our common stock); and

  •
  if Duane Reade Inc. terminates Mr. Henry's employment under certain circumstances, severance equal to his prior 12 months' base salary, if his employment is terminated after the first anniversary of the Acquisition, or if it is terminated before the first anniversary of the Acquisition, the sum of twice his base salary plus target annual bonus.

        Effective August 1, 2004, Mr. Henry's annual base salary was increased to $430,000.

        The total compensation payable to Mr. Ray pursuant to his SVP employment letter is

  •
  an annual base salary of $350,000;

  •
  an annual bonus opportunity of between 0% and 150% of base salary, with a target of 100% of base salary;

  •
  a grant at the Acquisition of new options to acquire 13,600 shares of our common stock, representing less than 1% of our common stock;

  •
  a grant at the Acquisition of 1,631,628 shares of SVP Phantom Stock (representing less than 1% of our common stock); and

  •
  if Duane Reade Inc. terminates Mr. Ray's employment under certain circumstances, severance equal to his prior 12 months' base salary, if his employment is terminated after the first anniversary of the Acquisition, or if it is terminated before the first anniversary of the Acquisition, the sum of twice his base salary plus target annual bonus.

        Effective August 1, 2004, Mr. Ray's annual base salary was increased to $430,000.

        The total compensation payable to Mr. LaBeau pursuant to his SVP employment letter is:

  •
  an annual base salary of $385,000;

  •
  an annual bonus opportunity of between 0% and 150% of base salary, with a target of 100% of base salary;

  •
  a grant at the Acquisition of new options to acquire 8,500 shares of our common stock, representing less than 1% of our common stock;

  •
  a grant at the Acquisition of 824,750 shares of SVP Phantom Stock representing less than 1% of our common stock;

  •
  if Duane Reade Inc. terminates Mr. LaBeau's employment under certain circumstances, severance equal to his prior 12 months' base salary, if his employment is terminated after the first anniversary of the Acquisition, or if it is terminated before the first anniversary of the Acquisition, the sum of twice his base salary plus target annual bonus; and

  •
  a grossed-up relocation allowance (worth approximately $125,000).

Vice President Arrangements

        As a result of the Acquisition, each of Duane Reade Inc.'s vice presidents received a lump sum payment equal to his or her maximum annual target bonus for the preceding calendar year (whether or not such bonus was earned or paid). Such lump sum payments to the vice presidents totaled approximately $0.6 million. Further, the vice presidents may receive a lump sum payment equal to his or her prior 12 months' salary plus his or her annual target bonus for the preceding calendar year (whether or not such bonus was earned or paid) in the event that his or her employment is terminated under certain circumstances within one year of a change of control, pursuant to his or her retention agreement and other arrangements that have been approved. The Acquisition constituted a change of control under these agreements.

COMPENSATION OF DIRECTORS

        We do not compensate directors who are our employees or affiliates of Oak Hill for their service as directors. We expect that any independent directors will receive customary fees for their service as directors.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        All of Duane Reade Inc.'s issued and outstanding common stock is held by Duane Reade Holdings, whose principal address is 201 Main Street, Fort Worth, Texas 76102, and is beneficially owned by Oak Hill Capital Partners, L.P., whose principal address is 201 Main Street, Fort Worth, Texas 76102.

        The table below sets forth, as at December 25, 2004, certain information regarding the beneficial ownership of the common stock of Duane Reade Holdings, which constitutes the only class of capital stock of Duane Reade Holdings by:

  •
  each of our current directors and executive officers individually;

  •
  each person who is known to be the beneficial owner of more than 5% of any class or series of capital stock; and

  •
  all directors and executive officers as a group

        For purposes of this table, a person is deemed to have "beneficial ownership" of any shares that the person has the right to acquire within 60 days after the date of this report. For purposes of calculating the percentage of outstanding shares held by each person named below, any shares that a person has the right to acquire within 60 days after the date of this report are deemed to be outstanding, but not for the purposes of calculating the percentage ownership of any other person.

Shares of Common Stock Beneficially Owned

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Outstanding Shares
Duane Reade Shareholders, LLC(1)	2,594,977	100%
Anthony J. Cuti(2)	—	—
Gary Charboneau(3)	—	—
John K. Henry(4)	—	—
Jerry M. Ray(5)	—	—
Timothy R. LaBeau(6)	—	—
Michael S. Green	—	—
John P. Malfettone	—	—
Andrew J. Nathanson	—	—
Denis J. Nayden	—	—
Tyler J. Wolfram	—	—
All Officers & Directors (ten persons)	—	—

(1)
Oak Hill, together with the equity co-investors, owns on a fully diluted basis 100% of the outstanding membership interests in Duane Reade Shareholders.

(2)
Mr. Cuti owns options to acquire 115,277 shares of common stock of Duane Reade Holdings, representing 4.0% of the common stock of Duane Reade Holdings (on a fully diluted basis) and a profits interest in Duane Reade Shareholders.

(3)
Mr. Charboneau owns options to acquire 8,500 shares of common stock of Duane Reade Holdings, representing less than 1% of Duane Reade Holdings common stock.

(4)
Mr. Henry owns options to acquire 30,600 shares of common stock of Duane Reade Holdings, representing approximately 1.1% of Duane Reade Holdings common stock.

(5)
Mr. Ray owns options to acquire 13,600 shares of the common stock of Duane Reade Holdings, representing less than 1% of Duane Reade Holdings common stock.

(6)
Mr. LaBeau owns options to acquire 8,500 shares of the common stock of Duane Reade Holdings, representing less than 1% of Duane Reade Holdings common stock.

Limited Liability Company Operating Agreement of Duane Reade Shareholders

        Mr. Cuti and members of the investor group entered into an amended and restated limited liability company operating agreement for Duane Reade Shareholders. The amended and restated limited liability company operating agreement sets forth, among other things, the distribution and allocation of the profits and losses of the members of Duane Reade Shareholders, certain membership interest transfer restrictions, including drag-along rights and tag-along rights, and corporate governance provisions regarding the nomination of the managers and officers of Duane Reade Shareholders. The corporate governance provisions generally reflect the percentage ownership of Duane Reade Shareholders by the investor group and Mr. Cuti. The limited liability company operating agreement also provides that certain members of the investor group led by Oak Hill have the ability to cause Duane Reade Shareholders to take certain actions in order for it to register common equity securities of Duane Reade Shareholders under the Securities Act, and that the other equity holders of Duane Reade Shareholders may participate in such registration.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a)
Equity compensation plans approved by security holders	—	$0.00	—
Equity compensation plans not approved by security holders	176,477	$100.00	68,453

Total	176,477	$100.00	68,453

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationship with Oak Hill

        Oak Hill Capital Partners, L.P. and certain related entities beneficially own 100% of our common equity. Two Managing Directors at Oak Hill (Mr. Nathanson and Mr. Nayden), a Partner at Oak Hill (Mr. Wolfram), a Chief Operating Officer at Oak Hill (Mr. Malfettone) and a Principal at Oak Hill (Mr. Green) serve as our directors. Those individuals all serve as directors of Duane Reade Inc. as well. We entered the following agreements with affiliates of Oak Hill:

Management Services Agreement

        Under a management services agreement between Oak Hill Capital Management, Inc. (an affiliate of Oak Hill Capital Partners, L.P.) and Duane Reade Acquisition, Oak Hill Capital Management, Inc. received a fee of $8.0 million at the closing of the Acquisition, and Oak Hill Capital Management, Inc. agreed to provide financial advisory and management services to us as Duane Reade Inc.'s Board of Directors may reasonably request following the Acquisition. In consideration of these services, Oak Hill Capital Management, Inc. will receive an annual fee of $1.25 million, paid quarterly.

Tax Sharing Agreement

        Duane Reade Holdings is the common parent of an affiliated group of corporations that includes Duane Reade Inc. and its subsidiaries. Duane Reade Holdings elected to file consolidated federal income tax returns on behalf of the group. Accordingly, Duane Reade Holdings, Duane Reade Inc. and its subsidiaries entered into a tax sharing agreement, under which Duane Reade Inc. and its subsidiaries will make payments to Duane Reade Holdings. These payments will not be in excess of Duane Reade Inc.'s and its subsidiaries' tax liabilities, if these tax liabilities had been computed on a stand-alone basis.

DRI Investment Group, LLC Transactions

        On February 28, 2002, Messrs. Cuti, Charboneau and Ray entered into arrangements to provide for the transfer of a portion of their stock options with respect to Duane Reade Inc. common stock to DRI Investment Group, LLC, in exchange for a private annuity payable to each of them annually by DRI Investment Group. The stock options held by DRI Investment Group and the shares of common stock underlying these options were subject to the same terms of exercise under our 1997 Equity Participation Plan as if they were held directly by the executives and, in addition to the restrictions on transfer described below, are subject to the same transfer restrictions imposed by Duane Reade Inc. on all other options and shares of common stock held directly by Duane Reade Inc. executive officers.

        The members of DRI Investment Group are Cuti Family Investments LLC, a limited liability company formed by Mr. Cuti and his family and managed by Mr. Cuti, Charboneau Family Investments LLC, a limited liability company formed by Mr. Charboneau and his family and managed by Mr. Charboneau, and Ray Family Investments LLC, a limited liability company formed by Mr. Ray and his family and managed by Mr. Ray. Each of Messrs. Cuti, Charboneau and Ray, through the members of DRI Investment Group, share the power to determine the disposition of the options transferred by him to DRI Investment Group with the others.

        DRI Investment Group, in consideration for the transfer of the stock options by Messrs. Cuti, Charboneau and Ray, is required to pay each of them an annual annuity commencing on such executive's 60th birthday and continuing on each anniversary of such date until the executive's death. In each case the annuity was calculated to reflect the fair market value of the options transferred to DRI Investment Group on the date of transfer. As of March 27, 2003, Mr. Cuti had transferred options to purchase 842,833 shares of common stock to DRI Investment Group, Mr. Charboneau had transferred options to purchase 123,488 shares of common stock, and Mr. Ray had transferred options to purchase 130,515 shares of common stock.

        In connection with the establishment of the DRI Investment Group arrangements, Duane Reade Inc. agreed to waive the transfer restrictions imposed under our 1992 Stock Option Plan and 1997 Equity Participation Plan on the stock options transferred by Messrs. Cuti, Charboneau and Ray to DRI Investment Group.

        In order to provide DRI Investment Group with the funds initially required to meet its annuity payment obligations and meet its operating expenses, Duane Reade Inc. agreed to make advances to DRI Investment Group from time to time in an aggregate amount that may not exceed $200,000. For each of these advances, DRI Investment Group delivered to Duane Reade Inc. a promissory note dated February 28, 2002. This loan pre-dated the July 30, 2002 effective date of the Sarbanes-Oxley legislation and was grandfathered under the provisions that prohibit loans to executives. On August 12, 2004, the $196,293 outstanding balance of principal and interest on this loan was repaid in its entirety.

        In connection with the Acquisition, Messrs. Cuti, Charboneau and Ray represented that prior to the completion of the Acquisition they each had sole ownership of any unexercised stock options granted to them by us and that all required taxes had been paid or will be paid with respect to any transfers of rights with respect to their unexercised stock options or with respect to the exercise of their stock options.

Senior Vice President Retention Agreements

        We currently have retention agreements with the senior vice presidents, as more fully described under "Senior Vice President Arrangements."

Indemnification and Insurance

        The merger agreement provided that Duane Reade Inc., as the surviving corporation in the Acquisition, must maintain all rights to indemnification and exculpation provided in its certificate of incorporation and bylaws as of the date of the merger agreement. Duane Reade Shareholders has agreed to indemnify and hold harmless, and provide advancement of expenses to Duane Reade Inc.'s current and former directors, officers and employees to the same extent such persons were indemnified on the date of the merger agreement.

        The merger agreement also provides that, until July 30, 2010, Duane Reade Inc., as the surviving corporation in the Acquisition, must either maintain its policies of director and officer liability insurance or obtain comparable policies, as long as the annual premium payments do not exceed approximately $2.6 million. These insurance policies were purchased effective with the completion of the Acquisition.

Management Members' Equity Participation

        Members of our management own options to acquire shares representing in the aggregate approximately 8.5% of the outstanding common stock of Duane Reade Holdings on a fully diluted basis. The senior vice presidents own phantom stock representing in the aggregate approximately 1.5% of the outstanding common equity of our Company on a fully diluted basis.

Agreements Relating to Duane Reade Holdings

        The following agreements, each containing customary terms, were entered into with respect to the equity and governance arrangements for Duane Reade Holdings:

Stockholders and Registration Rights Agreement

        A stockholders and registration rights agreement was entered into among certain members of management and Duane Reade Shareholders. The stockholders and registration rights agreement contains, among other things, certain restrictions on the ability of the parties thereto to freely transfer the securities of Duane Reade Holdings held by such parties. In addition, the stockholders and registration rights agreement provides that the holders of a majority of the membership interests in Duane Reade Shareholders may, under certain circumstances, compel a sale of all or a portion of the equity in Duane Reade Holdings to a third party (commonly known as drag-along rights) and, alternatively, that stockholders of Duane Reade Holdings may participate in certain sales of stock by holders of a majority of the common stock of Duane Reade Holdings to third parties (commonly known as tag-along rights). The stockholders and registration rights agreement also contains certain corporate governance provisions regarding the nomination of directors and officers of Duane Reade Holdings by the parties thereto. The stockholders and registration rights agreement also provides that Duane Reade Shareholders will have the ability to cause Duane Reade Holdings to register common equity securities of Duane Reade Holdings under the Securities Act, and provide for procedures by which certain of the equity holders of Duane Reade Holdings and Duane Reade Shareholders may participate in such registrations.

Preemptive Rights Agreement

        A preemptive rights agreement was entered into among certain Oak Hill entities, Duane Reade Shareholders, Duane Reade Holdings, Duane Reade Inc. and Messrs. Cuti, Charboneau, LaBeau, Henry and Ray. The preemptive rights agreement contains, among other things, certain preemptive rights for management, providing that certain equity securities issued by Duane Reade Shareholders or any of its subsidiaries to the members of Duane Reade Shareholders (other than Mr. Cuti) must dilute the interests of all of the parties to the preemptive rights agreement on a proportionate basis. In connection with any such issuance of equity securities, each of Messrs. Cuti, Charboneau, LaBeau, Henry and Ray have the right to purchase from the issuing entity a percentage of equity securities being issued equal to their percentage interest (including phantom stock interest) in Duane Reade Holdings as of such time (and, in the case of Mr. Cuti, taking into account his interest in Duane Reade Shareholders as of such time).

Transportation Services International

        Duane Reade Inc. is a party to a consulting agreement with Transportation Services International, an entity operated by Mr. Cuti's brother, Joseph Cuti. Transportation Services International provides various trucking, logistical and warehousing consulting services to Duane Reade Inc. The agreement with Transportation Services International is terminable by either party. Payments to Transportation Services International by Duane Reade Inc. totaled approximately $0.1 million annually in each of the 2004, 2003 and 2002 fiscal years.

Credit Suisse First Boston/Donaldson, Lufkin and Jenrette Relationships

        DLJ Merchant Banking Partners II, Inc. is the managing general partner of DLJ Merchant Banking Partners II, L.P. Mr. Jaffe, a director through July 30, 2004, was a managing director of DLJ Merchant Banking Partners II, Inc., and until March 2001 was a managing director of Credit Suisse First Boston, which acquired Donaldson, Lufkin and Jenrette in November 2000. Mr. Pradelli, a director through July 30, 2004 was a senior vice president of Donaldson, Lufkin and Jenrette and until November 2001 was a director of Credit Suisse First Boston.

        Credit Suisse First Boston acted as joint book-running manager in the offering of the initial notes and received customary fees in connection with that offering.

Separate Purchases

        Of the $195.0 million aggregate principal amount of senior subordinated notes sold on July 30, 2004, $5.0 million aggregate principal amount of the senior subordinated notes was purchased on behalf of accounts affiliated with Oak Hill Advisors, Inc. at a discount from the applicable offering price. The purchase on behalf of the Oak Hill Advisors accounts of the senior subordinated notes was conditioned upon and closed subsequent to the closing of the resale by the initial purchasers of the senior subordinated notes purchased by the initial purchasers.

        Of the $160.0 million aggregate principal amount of the initial notes sold on December 20, 2004, $10.0 million aggregate principal amount of the initial notes was purchased on behalf of accounts affiliated with Oak Hill Advisors at a discount from the applicable offering price. The purchase on behalf of the Oak Hill Advisors accounts of the initial notes offered was conditioned upon and closed subsequent to the closing of the resale by the initial purchasers of the initial notes purchased by the initial purchasers.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES and SERVICES

Audit Fees

        Our Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, billed us an aggregate of $1,075,000 and $345,000 in fees for professional services rendered in connection with the audits of our financial statements for the fiscal years ended December 25, 2004 and December 27, 2003, respectively, and reviews of the financial statements included in our quarterly reports on Form 10-Q during such fiscal years, as well as professional services provided in fiscal 2004 in connection with the Company's debt offerings and related SEC filings.

Audit Related Fees

        Our Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, billed us an aggregate of $200,000 and $70,000 in fees for the fiscal years ended December 25, 2004 and December 27, 2003. In fiscal 2004, these costs were incurred for assurance and related services rendered in connection with the audit of the Company's financial statements in connection with the Acquisition. In fiscal 2003, these fees were incurred for the audit of our benefit plan and due diligence/workpaper review in connection with the Acquisition.

Tax Fees

        Our Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, billed us an aggregate of $103,000 and $112,000 in fees for tax compliance, tax advice and tax planning during the fiscal years ended December 25, 2004 and December 27, 2003, respectively.

All Other Fees

        Our Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, did not bill us any additional fees that are not disclosed under "Audit Fees," "Audit Related Fees" or "Tax Fees" for the last two fiscal years.

Audit Committee Pre-Approval Process, Policies and Procedures

        Our Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, has performed its audit procedures in accordance with pre-approved policies and procedures established by our Audit Committee. Our Independent Registered Public Accounting Firm has informed the Audit Committee of the scope and nature of each service provided. With respect to the provision of services other than audit and review services, our Independent Registered Public Accounting Firm brought such services to the attention of our Audit Committee, or one or more members of our Audit Committee for the members of the Board of Directors to whom authority to grant such approval had been delegated by the Audit Committee, prior to commencing such services. Such services primarily consisted of tax related services.

        All of the services performed in connection with the fees detailed above were approved by the Audit Committee.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

        (a)   The following documents are filed as a part of this report:

  (i)
  Financial Statements (see Part II—Item 8.—Financial Statements and Supplementary Data)

  (ii)
  Exhibits:

        For purposes of this list, "Company" refers to Duane Reade Inc.

Exhibit No.	Description
2.1	Agreement and Plan of Merger (the "Merger Agreement"), dated as of December 22, 2003, by and among Duane Reade Inc., Rex Corner Holdings, LLC and Rex Corner Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on December 23, 2003).
2.1(i)	Amendment No. 1 to the Merger Agreement, dated as of June 10, 2004 (incorporated by reference to the Company's Current Report on Form 8-K filed on June 14, 2004).
2.1(ii)	Amendment No. 2 to the Merger Agreement, dated as of June 13, 2004 (incorporated by reference to the Company's Current Report on Form 8-K filed on June 14, 2004).
2.1(iii)	Amendment No. 3 to the Merger Agreement, dated as of June 18, 2004 (incorporated by reference to the Company's Current Report on Form 8-K filed on June 21, 2004).
3.1(i)	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1(i) the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 2004 (the "3rd quarter 2004 10-Q")).
3.1(ii)	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1(ii) to the S-4 Registration Statement No. 333-120803 with respect to the Company's 93/4% Senior Subordinated Notes due 2011 (the "Senior Subordinated Notes S-4".))
3.2(i)	Certificate of Incorporation of DRI I Inc. (incorporated by reference to Exhibit 3.2(i) to the S-1 Registration Statement No. 333-43313 with respect to the Company's 9 1/4% Senior Subordinated Notes due 2008 (the "Notes S-1")).
3.2(ii)	By-laws of DRI I Inc. (incorporated by reference to Exhibit 3.2(ii) of the Notes S-1).
3.3	Third Amended and Restated Partnership Agreement of Duane Reade (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2003).
3.4(i)	Certificate of Incorporation of Duane Reade International, Inc. (incorporated by reference to Exhibit 3.4(i) to the Company's Annual Report on Form 10- K for the year ended December 25, 1999 (the "1999 10-K")).
3.4(ii)	By-laws of Duane Reade International, Inc. (incorporated by reference to Exhibit 3.4(ii) to the 1999 10-K).
3.5(i)	Certificate of Incorporation of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(i) to the 1999 10-K).
3.5(ii)	By-laws of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(ii) to the 1999 10-K).

3.6(i)	Amended and Restated Certificate of Incorporation of Duane Reade Holdings, Inc. (incorporated by reference to Exhibit 3.1(i) to the Company's and Duane Reade's S-4 Registration Statement No. 333-122206 with respect to the Company's and Duane Reade's Senior Secured Floating Rate Notes due 2010 (the "Floating Rate Notes S-4")).
3.6(ii)	By-laws of Duane Reade Holdings, Inc. (incorporated by reference to the Floating Rate Notes S-4).
4.1	Indenture governing the notes, dated as of December 20, 2004, among the Company, Duane Reade, Duane Reade Holdings, Inc., DRI I Inc., Duane Reade International, Inc., Duane Reade Realty, Inc. and U.S. Bank National Association, as trustee, including the form of Senior Secured Floating Rate Note due 2010 (incorporated by reference to Exhibit 10.23 of the Senior Subordinated Notes S-4).
4.2	Registration Rights Agreement (relating to the notes), dated as of December 20, 2004, among the Company, Duane Reade, Duane Reade Holdings, Inc., DRI I Inc., Duane Reade International, Inc., Duane Reade Realty, Inc. and the initial purchasers party thereto (incorporated by reference to Exhibit 10.24 of the Senior Subordinated Notes S-4).
4.3	Amended and Restated Security Agreement (relating to the notes), dated as of December 20, 2004, among the Company, Duane Reade, Duane Reade Holdings, Inc., DRI I Inc., Duane Reade International, Inc., Duane Reade Realty, Inc. and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.25 of the Senior Subordinated Notes S-4).
4.4	Intercreditor and Collateral Agency Agreement (relating to the notes), dated as of December 20, 2004, among the Company, Duane Reade, Duane Reade Holdings, Inc., DRI I Inc., Duane Reade International, Inc., Duane Reade Realty, Inc. and U.S. Bank National Association, as collateral agent and indenture trustee (incorporated by reference to Exhibit 10.26 of the Senior Subordinated Notes S-4).
4.5	Indenture, dated as of July 30, 2004, between Duane Reade Acquisition Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the 3rd quarter 2004 10-Q).
4.6	Successor Supplemental Indenture governing the initial notes and exchange notes, dated as of July 30, 2004, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the 3rd quarter 2004 10-Q).
4.7	Co-obligor Supplemental Indenture governing the initial notes and exchange notes, dated as of July 30, 2004, among the Company, Duane Reade and DRI I Inc., Duane Reade Realty, Inc. and Duane Reade International, Inc. as guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the 3rd quarter 2004 10-Q).
4.8	Guarantor Supplemental Indenture governing the initial notes and exchange notes, dated as of July 30, 2004, among the Company, Duane Reade and DRI I Inc., Duane Reade Realty, Inc. and Duane Reade International, Inc., as guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the 3rd quarter 2004 10-Q).

4.9	Second Guarantor Supplemental Indenture governing the initial notes and the exchange notes, dated as of March 25, 2005, among Duane Reade Holdings, Inc. ("Holdings"), the Company, Duane Reade and DRI I Inc., Duane Reade Realty, Inc. and Duane Reade International, Inc. as guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Holdings' Current Report on Form 8-K filed March 31, 2005).
4.10	Form of Exchange Note (incorporated by reference to Exhibit 4.5 to the 3rd quarter 2004 10-Q).
4.11	Registration Rights Agreement, dated as of July 30, 2004, by and among Duane Reade Acquisition Corp. and Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse First Boston LLC and UBS Securities LLC, as Initial Purchasers (incorporated by reference to Exhibit 4.6 to the 3rd quarter 2004 10-Q).
4.12	Indenture, dated as of April 16, 2002, between Duane Reade Inc., as issuer, the guarantors named therein and State Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 dated June 21, 2002 (the "Convertible Notes S-3")).
4.13	Form of Senior Convertible Notes due 2022 (incorporated by reference to Exhibit 4.2 to the Convertible Notes S-3).
4.14	First Supplemental Indenture, dated as of July 30, 2004, among the Company, as issuer, DRI I Inc., Duane Reade Realty, Inc. and Duane Reade International, Inc. as guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.9 to the 3rd quarter 2004 10-Q).
10.1	Duane Reade Inc. Phantom Stock Plan (incorporated by reference to Exhibit 10.1 to the 3rd quarter 2004 10-Q).
10.2	Duane Reade Holdings, Inc. Management Stock Option Plan (incorporated by reference to Exhibit 10.2 to the 3rd quarter 2004 10-Q).
10.3	Stockholders and Registration Rights Agreement, dated as of July 30, 2004, among Duane Reade Holdings, Inc., Duane Reade Shareholders, LLC and certain members of the management of Duane Reade Inc. (incorporated by reference to Exhibit 10.3 to the 3rd quarter 2004 10-Q).
10.4	Tax Sharing Agreement, dated as of July 30, 2004, among Duane Reade Holdings, Inc., and the Subsidiaries as defined therein, Duane Reade and any parties which become parties thereto (incorporated by reference to Exhibit 10.4 to the 3rd quarter 2004 10-Q).
10.5	Services Agreement, dated as of July 30, 2004, between Oak Hill Capital Management, Inc. and Duane Reade Acquisition Corp (incorporated by reference to Exhibit 10.5 to the 3rd quarter 2004 10-Q).
10.6	$155,000,000 Senior Secured Term Credit Agreement, dated as of July 30, 2004 among Duane Reade Holdings, Inc., Duane Reade Inc., Duane Reade and Bank of America, N.A., as Administrative Agent, Credit Suisse First Boston, Cayman Islands Branch, as Syndication Agent, Citicorp North America Inc., Wells Fargo Bank, and National Association, as Co-Documentation Agents, Banc of America Securities LLC and Credit Suisse First Boston, Cayman Islands Branch, as Joint Lead Arrangers and Banc of America Securities LLC, Credit Suisse First Boston, Cayman Islands Branch and Citroen Global Markets Inc., as Joint Book Managers (incorporated by reference to Exhibit 10.6 to the 3rd quarter 2004 10-Q).

10.7	First Amendment to Credit Agreement, dated as of July 22, 2004, among Duane Reade, Duane Reade Inc., DRI I Inc., Duane Reade International, Inc., Duane Reade Realty, Inc., Fleet National Bank, as Issuing Bank and Administrative Agent, Fleet Retail Group, Inc., as Collateral Agent, Congress Financial Corporation, as Documentation Agent, General Electric Capital Corporation as Syndication Agent and Wells Fargo Retail Finance, LLC, as Syndication Agent and Co-Lead Arranger (incorporated by reference to Exhibit 10.7 to the 3rd quarter 2004 10-Q).
10.8	Letter Agreement, dated as of March 19, 2004, by and among Duane Reade Shareholders, LLC, Duane Reade Acquisition Corp. and Duane Reade Inc. (incorporated by reference to Amendment No. 3 to the Company's Schedule 13-E3, filed July 30, 2004).
10.9	Amended and Restated Employment Agreement, dated as of March 16, 2004, by and among Anthony J. Cuti, Duane Reade Acquisition Corp., Duane Reade Holdings, Inc. and Duane Reade Shareholders, LLC. (incorporated by reference to Amendment No. 3 to the Company's Schedule 13-E3, filed July 30, 2004).
10.10	Letter Agreement, dated as of March 16, 2004, by and between John K. Henry and Duane Reade Acquisition Corp. (incorporated by reference to Amendment No. 3 to the Company's Schedule 13-E3, filed July 30, 2004).
10.11	Letter Agreement, dated as of March 16, 2004, by and between Gary Charboneau and Duane Reade Acquisition Corp. (incorporated by reference to Amendment No. 3 to the Company's Schedule 13-E3, filed July 30, 2004).
10.12	Letter Agreement, dated as of March 16, 2004, by and between Timothy R. LaBeau and Duane Reade Acquisition Corp. (incorporated by reference to Amendment No. 3 to the Company's Schedule 13-E3, filed July 30, 2004).
10.13	Letter Agreement, dated as of March 16, 2004, by and between Jerry M. Ray and Duane Reade Acquisition Corp. (incorporated by reference to Amendment No. 3 to the Company's Schedule 13-E3, filed July 30, 2004).
10.14	Agreement and Plan of Merger, dated as of December 22, 2003, as amended among Rex Corner Holdings, LLC (now known as Duane Reade Shareholders, LLC), Rex Corner Acquisition Corp. (now known as Duane Reade Acquisition Corp.) and Duane Reade Inc. (incorporated by reference to Amendment No. 3 to the Company's Schedule 13-E3, filed July 30, 2004).
10.15	Amendment No. 1 to the Merger Agreement, dated as of June 10, 2004, by and among Duane Reade Shareholders, LLC, Duane Reade Acquisition Corp. and Duane Reade Inc. (incorporated by reference to Exhibit 2.1 of Duane Reade Inc.'s Form 8-K dated June 14, 2004).
10.16	Amendment No. 2 to the Merger Agreement, dated as of June 13, 2004, by and among Duane Reade Shareholders, LLC, Duane Reade Acquisition Corp. and Duane Reade Inc. (incorporated by reference to Exhibit 2.2 of Duane Reade Inc.'s Form 8-K dated June 14, 2004).
10.17	Amendment No. 3 to the Merger Agreement, dated as of June 18, 2004, by and among Duane Reade Shareholders, LLC, Duane Reade Acquisition Corp. and Duane Reade Inc. (incorporated by reference to Exhibit 2.1 of Duane Reade Inc.'s Form 8-K dated June 21, 2004).

10.18	Credit Agreement, dated as of July 21, 2003, among Duane Reade, as the Borrower, Duane Reade Inc. and corporate subsidiaries as the Facility Guarantors, Various Financial Institutions set forth therein, as the Lenders, Fleet National Bank as the Administrative Agent and Issuing Bank, Fleet Retail Finance Inc. as the Collateral Agent, General Electric Capital Corporation as the Syndication Agent for the Lenders and Congress Financial Corporation as the Documentation Agent for the Lenders (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2003).
10.19	First Amendment to Credit Agreement, dated as of July 22, 2004, among Duane Reade, Duane Reade Inc., DRI I Inc., Duane Reade International, Inc. Duane Reade Realty, Inc. Fleet National Bank, as Issuing Bank and Administrative Agent, Fleet Retail Group, Inc. as Collateral Agent, Congress Financial Corporation, as Documentation Agent, General Electric Capital Corporation as Syndication Agent and Wells Fargo Retail Finance, LLC, as Syndication Agent and Co-Lead Arranger (incorporated by reference to the 3rd quarter 2004 10-Q).
10.20	Facility Guarantee, dated as of July 21, 2003, among the Facility Guarantors, Fleet Retail Finance Inc., Fleet National Bank and the Lenders (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2003).
10.21	Intellectual Property Security Agreement, dated as of July 21, 2003, between Duane Reade, the Facility Guarantors and Fleet Retail Finance Inc., as Collateral Agent (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2003).
10.22	Security Agreement, dated as of July 21, 2003, among Duane Reade, the Facility Guarantors, and Fleet Retail Finance Inc., as Collateral Agent (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2003).
10.23	Ownership Interest Pledge Agreement, dated as of July 21, 2003, among Duane Reade Inc. and DRI I Inc., and Fleet Retail Finance Inc., as Collateral Agent (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 2003).
10.24	Preferability Letter, dated as of May 13, 2002, issued by PricewaterhouseCoopers LLP, with respect to the Company's change in accounting method of inventory valuation (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 2002).
10.25	Agreement, dated December 6, 2001, between Duane Reade and Allied Trades Council (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 29, 2001 (the "2001 10-K")).
10.26	Agreement, dated April 1, 2001, between Duane Reade and Local 340A New York Joint Board, UNITE AFL-CIO (incorporated by reference to Exhibit 10.19 to the 2001 10-K).
10.27	Agreement, dated as of April 1, 2004, by and between the Company and Local 340A, New York, Joint Board, UNITE-HERE (incorporated by reference to Exhibit 10.22 of the Senior Subordinated Notes S-4).
10.28	Preemptive Rights Agreement, dated as of July 30, 2004, by and among the Company, Duane Reade Holdings, Inc., Duane Reade Shareholders, LLC, Anthony J. Cuti, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P., OHCP DR Co-Investors, LLC and the management stockholders listed therein (incorporated by reference to Exhibit 10.27 to the Floating Rate Notes S-4).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the 2003 10-K).
31.1*	Sarbanes-Oxley Section 302 Certification of the Company's Chief Executive Officer ("CEO").
31.2*	Sarbanes-Oxley Section 302 Certification of the Company's Chief Financial Officer ("CFO").
32.0*	Sarbanes-Oxley Section 906 Certifications of the Company's CEO and CFO.

*
Filed herewith

Schedule II—Valuation & Qualifying Accounts

Year	Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
	(in millions)
2002 (Predecessor) Restated	Accounts Receivable	$2.5	$3.7	—	$1.2	$5.0
2003 (Predecessor) Restated	Accounts Receivable	$5.0	$1.0	—	$0.6	$5.4
2004 (Predecessor) Restated	Accounts Receivable	$5.4	$1.8	—	$1.0	$6.2
2004 (Successor)	Accounts Receivable	$6.2	$1.9	—	—	$8.1

(1)
Deductions represent reductions in valuation allowances credited to cost of sales and other expenses

        Schedules for which provision is made in the applicable accounting regulations of the Commission are either not required under the related instructions, are inapplicable or not material, or the information called for thereby is otherwise included in the financial statements or footnotes and therefore has been omitted.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 11, 2005
DUANE READE HOLDINGS, INC. (Registrant)
	By:	/s/ JOHN K. HENRY John K. Henry Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on April 11, 2005:

Name	Title

/s/ ANTHONY J. CUTI Anthony J. Cuti	President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ JOHN K. HENRY John K. Henry	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)
/s/ MICHAEL S. GREEN Michael S. Green	Director
/s/ JOHN P. MALFETTONE John P. Malfettone	Director
/s/ ANDREW J. NATHANSON Andrew J. Nathanson	Director
/s/ DENIS J. NAYDEN Denis J. Nayden	Director
/s/ TYLER J. WOLFRAM Tyler J. Wolfram	Director

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
INDEX
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I
PART II
MARKET PRICE RANGE OF COMMON STOCK
Duane Reade Inc. Profit and Loss Restatement
Duane Reade Inc. Balance Sheet Restatement
RESULTS OF OPERATIONS
DUANE READE HOLDINGS, INC.—SUCCESSOR DUANE READE INC.—PREDECESSOR AUDITED FINANCIAL STATEMENTS Index
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
DUANE READE HOLDINGS, INC.—SUCCESSOR DUANE READE INC.—PREDECESSOR Consolidated Statements of Operations (In thousands)
DUANE READE HOLDINGS, INC.—SUCCESSOR DUANE READE INC.—PREDECESSOR Consolidated Balance Sheets (In thousands, except share and per share amounts)
DUANE READE HOLDINGS, INC.—SUCCESSOR DUANE READE INC.—PREDECESSOR Consolidated Statements of Cash Flows (In thousands)
DUANE READE HOLDINGS, INC.—SUCCESSOR DUANE READE INC.—PREDECESSOR Consolidated Statements of Stockholders' Equity (Dollars in thousands)
DUANE READE HOLDINGS, INC.—SUCCESSOR DUANE READE INC.—PREDECESSOR Notes to Consolidated Financial Statements
Duane Reade Inc. (Predecessor) Profit & Loss Restatement (in thousands)
Duane Reade Inc. (Predecessor) Balance Sheet Restatement Year Ended December 27, 2003 (in thousands)
Duane Reade Inc. (Predecessor) Cash Flow Restatement (in thousands)
Duane Reade Inc. (Predecessor) Stockholder's Equity Restatement (in thousands)
DUANE READE HOLDINGS, INC. Condensed Consolidating Income Statement For the period from July 31, 2004 through December 25, 2004 (Successor) (In thousands)
DUANE READE INC. Condensed Consolidating Income Statement For the period from December 28, 2003 through July 30, 2004 (Predecessor) (in thousands)
DUANE READE INC. Condensed Consolidating Income Statement For the fiscal year ended December 27, 2003 (Predecessor) (in thousands)
DUANE READE INC. Condensed Consolidating Income Statement For the fiscal year ended December 28, 2002 (Predecessor) (in thousands)
DUANE READE HOLDINGS, INC. Condensed Consolidating Balance Sheet For the fiscal year ended December 25, 2004 (Successor) (in thousands
DUANE READE INC. Condensed Consolidating Balance Sheet For the fiscal year ended December 27, 2003 (Predecessor) (in thousands)
DUANE READE HOLDINGS, INC. Condensed Consolidating Statement of Cash Flows For the period from July 31, 2004 through December 25, 2004 (Successor) (in thousands)
DUANE READE INC. Condensed Consolidating Statement of Cash Flows For the period from December 28, 2003 through July 30, 2004 (Predecessor) (in thousands)
DUANE READE INC. Condensed Consolidating Statement of Cash Flows For the fiscal year ended December 27, 2003 (Predecessor) (in thousands)
DUANE READE INC. Condensed Consolidating Statement of Cash Flows For the fiscal year ended December 28, 2002 (Predecessor) (in thousands)
PART III
Option Grants in Last Fiscal Year
Aggregate Options Exercised in Fiscal Year Ended December 25, 2004 and Fiscal Year-End Option Values
COMPENSATION OF DIRECTORS
Shares of Common Stock Beneficially Owned
PART IV
Schedule II—Valuation & Qualifying Accounts
SIGNATURES