Form 10-K/A
period 2004-12-25
DUANE READE HOLDINGS INC
filed 2005-05-17
CIK 1279172

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K/A

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

        This Form 10-K/A amends the Company's annual report on Form 10-K for the fiscal year ended December 25, 2004, as filed on April 11, 2005, to include adjustments to its previously filed consolidated financial statements for the 2004 and 2003 fiscal years to reflect the classification of outstanding borrowings under the revolving loan facility as current liabilities rather than as long-term debt, as previously reported. The change is being made because cash receipts controlled by the lenders are used to reduce outstanding debt, and the Company does not meet the criteria of Statement of Financial Accounting Standards No. 6 "Classification of Short Term Obligations Expected to be Refinanced" (FAS 6), to reclassify the debt as long-term. This Form 10-K/A further amends the Company's annual report on Form 10-K for the fiscal year ended December 25, 2004 to include adjustments to its previously filed consolidated statement of cash flows for the 2002 through 2004 fiscal years to reflect the reporting of revolving loan borrowings and repayments separately on a gross basis as required under Statement of Financial Accounting Standard No. 95 "Statement of Cash Flows" (FAS 95). In addition, this Form 10-K/A amends the Company's annual report on Form 10-K for the period from July 31, 2004 through and as of December 25, 2004 to correct the lease accounting to reflect straight-line rent expense (for leases in effect on the July 30, 2004 acquisition date) calculated from the date of the Company's acquisition by Oak Hill rather than from the original lease commencement dates as previously recorded. This accounting treatment is required under the provisions of Statement of Financial Accounting Standard No. 141 "Business Combinations" (FAS 141). This adjusted lease accounting has no impact upon lease maturities, the timing of any lease payments or cash flows from past or future operating activities. It also amends the previously filed Form 10-K to include in Part II, Item 9A, "Controls and Procedures," the revised conclusion of the principal executive officer and principal financial officer regarding the effectiveness of the Company's disclosure controls and procedures as of December 25, 2004. No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the Form 10-K except to conform to changes as required by applicable law.

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

        We have restated our historical financial statements to conform our accounting policies to the following requirements under GAAP.

  1.
  We have restated reported sales and cost of sales to properly reflect revenues and costs related to resales of certain retail inventory on a gross basis rather than on a net basis as required under Emerging Issues Task Force release 99-19 (EITF 99-19).

  2.
  We have restated our financial statements to conform our lease accounting policies to the provisions of FTB 85-3, which requires that rent expense be recognized commencing on the date on which the Company takes possession of a property, rather than commencing rent when a store opens, which was our previous policy.

  3.
  In accordance with the provisions of FAS 141, we have restated reported balance sheet liabilities, goodwill and results of operations, cost of sales and selling, general and administrative expenses to correct the lease accounting to reflect straight-line rent expense (for leases in effect on the July 30, 2004 acquisition date) calculated from the date of the Company's acquisition by Oak Hill rather than from the original lease commencement dates as previously recorded. This adjusted lease accounting has no impact upon lease maturities, the timing of any lease payments or cash flows from past or future operating activities.

  4.
  We have restated our balance sheet to reflect the classification of outstanding borrowings under the revolving loan facility as current liabilities rather than long-term debt, as previously reported. The change is being made because cash receipts controlled by the lenders are used to reduce outstanding debt, and we do not meet the criteria of FAS 6 to reclassify the debt as long-term. This is not an indication that this credit facility is expected to be retired within the next year. This facility expires in July of 2008 and we intend to continue to access it for our working capital needs throughout its remaining term.

  5.
  We have restated our statements of cash flows to reflect the reporting of revolving loan facility borrowings and repayments separately on a gross basis as required under Statement of Financial Accounting Standard No. 95 "Statement of Cash Flows" (FAS 95), rather than reporting borrowings and repayments on a net basis as was our previous practice.

        In addition we have included in these restatements certain previously unrecorded and immaterial audit adjustments relating to the periods affected. See Note (3) below and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Prior Year Restatements."

In thousands, except percentages and store data

	Restated Successor	Predecessor - Restated
	Period from July 31, 2004 through Dec. 25, 2004 (3)	Period from Dec. 28, 2003 through July 30, 2004 (2)(3)	Fiscal Year (1)
			2003 (3)	2002 (3)	2001 (3)	2000 (3)
Statement of Operations Data
Net sales	$670,568	$927,801	$1,465,275	$1,325,523	$1,170,016	$1,000,068
Cost of sales	542,897	745,090	1,168,408	1,041,303	898,952	748,440

Gross profit	127,671	182,711	296,867	284,220	271,064	251,628
Selling, general & administrative expenses	101,677	142,293	229,148	198,770	172,972	155,584
Transaction expenses (4)	37,575	3,005	644	—	—	—
Labor contingency expense (5)	1,789	2,611	12,600	—	—	—
Insurance recovery (6)	—	—	—	(9,378)	—	—
Depreciation and amortization	27,051	21,902	32,335	26,935	26,634	23,151
Store pre-opening expenses	365	470	1,063	2,086	1,667	1,395
Other (7)	26,433	—	—	—	—	—

Operating income (loss)	(67,219)	12,430	21,077	65,807	69,791	71,498
Interest expense, net	15,880	7,977	14,117	17,925	27,623	35,935
Debt extinguishment expense (8)	7,525	—	812	11,371	2,616	—

Income (loss) before income taxes and cumulative effect of accounting change	(90,624)	4,453	6,148	36,511	39,552	35,563
Income tax (expense) benefit	35,175	(1,136)	(1,669)	(12,994)	(15,513)	(14,352)

Income (loss) before cumulative effect of accounting change	(55,449)	3,317	4,479	23,517	24,039	21,211
Cumulative effect of accounting change, net (9)	—	—	—	(9,262)	—	—

Net income (loss)	$(55,449)	$3,317	$4,479	$14,255	$24,039	$21,211

Balance Sheet Data (at end of period)
Working capital (10)	$66,703	N/A	$155,873	$230,031	$212,534	$152,026
Total assets	940,159	N/A	797,372	742,711	682,070	572,076
Total debt and capital lease obligations	511,690	N/A	272,910	269,741	247,155	353,001
Stockholders' equity	184,049	N/A	327,261	320,403	287,064	107,046
Operating and Other Data
Net cash (used in) provided by operating activities	$(8,107)	$21,552	$47,444	$42,537	$25,762	$22,074
Net cash used in investing activities	(440,703)	(32,477)	(55,115)	(60,520)	(48,052)	(32,647)
Net cash provided by financing activities	448,801	11,011	4,740	17,194	26,283	10,539
Number of stores at end of period	255	N/A	241	228	200	172
Same store sales growth (11)(12)	0.6%	N/A	2.7%	4.8%	6.3%	7.3%
Pharmacy same store sales growth (11)(12)	5.0%	N/A	7.5%	12.1%	16.6%	18.8%
Front-end same store sales growth (11)(12)	-2.8%	N/A	-0.8%	0.0%	0.6%	1.8%
Average store size (square feet) at end of period	7,035	N/A	7,115	6,921	7,169	7,166
Sales per square foot	$813	N/A	$816	$836	$818	$847
Pharmacy sales as a % of net sales(12)	52.3%	N/A	46.7%	44.0%	40.6%	35.4%
Third party plan sales as a % of prescription sales(12)	92.3%	N/A	91.4%	90.2%	86.9%	84.0%
Investing Activities:
Purchase of Duane Reade	$413,684	$—	$—	$—	$—	$—
New, remodeled and relocated stores	11,803	17,214	29,074	39,497	36,818	22,821
Office and warehouse expansions	—	—	2,070	528	—	—
Acquisitions	7,361	8,741	7,579	5,954	2,259	1,247
Other	7,855	6,522	16,392	14,541	10,375	8,579

Total	$440,703	$32,477	$55,115	$60,520	$49,452	$32,647

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

Based upon a review of our lease accounting method as well as discussions with our independent auditors and Audit Committee, we determined that, similar to many companies, our previous policy of commencing rent expense when a store opens (and not at the commencement of the lease) was inconsistent with FTB 85-3. For construction purposes, we often take possession of leased properties prior to opening. In accordance with FTB 85-3, we will record rent expense commencing on the date of possession. In accordance with the provisions of FAS 141, we are restating reported balance sheet liabilities, goodwill and results of operations, cost of sales and selling, general and administrative expenses to correct the lease accounting to reflect straight-line rent expense (for leases in effect on the July 30, 2004 acquisition date) calculated from the date of the Company's acquisition by Oak Hill rather than from the original lease commencement dates as previously recorded. This adjusted lease accounting has no impact upon lease maturities, the timing of any lease payments or cash flows from past or future operating activities. We are also restating our previously issued financial statements to reflect certain resales of retail inventory on a gross revenue and cost of sales basis in accordance with EITF 99-19, rather than on a net basis as previously reported. In addition, we are restating our previously reported balance sheets for fiscal 2004 and 2003 to reflect the classification of our outstanding revolving borrowings as current liabilities, rather than as long-term debt as previously reported because cash receipts controlled by the lenders are used to reduce outstanding debt and we do not meet the criteria of FAS 6 to reclassify the debt as long term. The effect of these restatements on the consolidated financial statements for the successor period from July 31, 2004 to December 25, 2004 and the predecessor period from December 28, 2003 through July 30, 2004 and fiscal years 2003 and 2002 is included in Note 2 to the consolidated financial statements. The effect of the restatements on fiscal years 2001 and 2000 are shown below. Where appropriate, we have identified the source of the restatements from lease accounting (FTB 85-3), gross sales and cost of sales (EITF 99-19) and other previously unrecorded and immaterial adjustments (Other).

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

(10)
For the successor period ended December 25, 2004 and the predecessor period ended December 27, 2003, working capital reflects the classification of our asset-based revolving loan facility as a current liability, rather than as long-term debt, as previously reported because cash receipts controlled by the lenders are used to reduce outstanding debt, and we do not meet the criteria of FAS 6 to reclassify the debt as long-term. For such periods, the revolving loan balance was $153.9 million and $70.4 million, respectively.

(11)
Same-store sales figures include stores that have been in operation for at least 13 months.

(12)
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

Restatements

        The consolidated financial statements included herein reflect the following restatements:

  (1)
  We restated reported net sales and cost of sales to reflect revenues from resales of certain retail inventory on a gross basis rather than on a net basis as previously reported. These transactions have experienced significant growth over the last few years and this change reflects the need to conform our accounting practice to the provisions of EITF Issue 99-19. The restatements relating to the resales had no effect on net income or cash flows from operations, as the amount of increase in net sales is equal to the amount of increase in cost of sales as the profit margin on these sales had previously been recorded to cost of goods sold. Pharmacy same-store sales do not include such resales.

  (2)
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

  (3)
  In accordance with the provisions of FAS 141, we have restated reported balance sheet liabilities, goodwill and results of operations, cost of sales and selling, general and administrative expenses to correct the lease accounting to reflect straight-line rent expense (for leases in effect on the July 30, 2004 acquisition date) calculated from the date of the Company's acquisition by Oak Hill rather than from the original lease commencement dates as previously recorded. This adjusted lease accounting has no impact upon lease maturities, the timing of any lease payments or cash flows from past or future operating activities.

  (4)
  We have restated our previously reported balance sheets for fiscal 2004 and 2003 to reflect the classification of outstanding borrowings under the revolving loan facility as current liabilities rather than as long-term debt, as previously reported. The change is being made because cash receipts controlled by the lenders are used to reduce outstanding debt, and we do not meet the criteria of FAS 6, to reclassify the debt as long-term. This is not an indication that this credit facility is expected to be retired within the next year. This facility expires in July 2008 and we intend to continue to access it for our working capital needs throughout its remaining term.

  (5)
  We have restated our consolidated statement of cash flows for the 2002 through 2004 fiscal years to reflect the reporting of revolving loan facility borrowings and repayments separately on a gross basis as required under Statement of Financial Accounting Standard No. 95 "Statement of Cash Flows" (FAS 95).

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

        For the period from July 31, 2004 through December 25, 2004, we achieved net sales of $670.6 million and sustained a net loss of $55.4 million, and for the period from December 28, 2003 through July 30, 2004, we achieved net sales of $927.8 million and generated net income of $3.3 million, as compared to aggregate net sales of $1.465 billion and net income of $4.5 million in the 52 weeks ended December 27, 2003. Resales of pharmaceutical retail inventory were $81.9 million for the period from July 31, 2004 through December 25, 2004, $81.0 million for the period from December 28, 2003 through July 30, 2004 and $81.4 million for fiscal year 2003. The loss sustained in the period from July 31, 2004 through December 25, 2004 was primarily attributable to the following factors:

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

        For the 2004 periods subsequent to and prior to the Acquisition, gross profit margins were 19.0% and 19.7%, respectively, as compared to 20.3% in the prior year. The lower gross profit margin in the successor period compared to the predecessor periods was primarily attributable to increased resale activity of pharmaceutical retail inventory, which generally has gross margins less than one percent of sales and tends to reduce overall pharmacy margins. In addition, pharmacy selling margins were adversely impacted by reductions in New York State Medicaid reimbursements that became effective on Oct 1, 2004. The overall decline in gross margins versus the previous year was primarily due to increased lower margin resale activity of pharmaceutical products.

        Selling, general and administrative expenses for the 2004 periods subsequent to and prior to the Acquisition were 15.2% and 15.3% respectively, as compared to 15.6% in the 52 weeks ended December 27, 2003. The decline during the predecessor and successor periods of 2004 and as compared to fiscal 2003 was due to the increased level of resale activity between the periods that had the effect of reducing our operating expense ratios to sales. Because resale activity does not incur any significant selling, general and administrative costs, we believe it is more informative to discuss such costs as a percentage of sales, excluding such resale activity. Excluding the impact of the resale activity, SG&A expenses for the 2004 periods subsequent and prior to the acquisition were 17.3% and 16.8%, respectively, as compared to 16.5% in the 52 weeks ended December 27, 2003. The increased SG&A expenses in the successor period compared to the predecessor periods in 2004 were primarily due to increased store pharmacist labor costs and higher promotional spending. The increased pharmacist labor rates were due to the industry-wide workforce shortage of these professionals and the resultant increase in costs to fill these critical positions. The increase in selling, general and administrative costs in the successor period of 2004 compared to fiscal 2003 was principally attributable to increased pharmacist labor rates as well as higher legal and litigation related expenses, the most significant of which related to our efforts to recover the balance of our September 11 business interruption insurance claim and our litigation over the NLRB ruling in a dispute with the Allied Trade Council, a union representing employees in 139 of our stores. For a more detailed discussion of litigation related matters see "Item 3—Legal Proceedings."

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

        The following sets forth our results of operations in dollars (in thousands) and as a percentage of sales for the periods indicated.

	Restated Successor		Predecessor—Restated
	Period from July 31, 2004 through Dec. 25, 2004		Period from Dec. 28, 2003 through July 30, 2004		Fiscal Years Ended
					December 27, 2003		December 28, 2002
	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales
Net sales	670,568	100.0%	927,801	100.0%	1,465,275	100.0%	1,325,523	100.0%
Cost of sales	542,897	81.0%	745,090	80.3%	1,168,408	79.7%	1,041,303	78.6%

Gross profit	127,671	19.0%	182,711	19.7%	296,867	20.3%	284,220	21.4%
Selling, general and administrative expenses	101,677	15.2%	142,293	15.3%	229,148	15.6%	198,770	15.0%
Transaction expenses	37,575	5.6%	3,005	0.3%	644	0.0%	—	0.0%
Labor contingency expense	1,789	0.3%	2,611	0.3%	12,600	0.9%	—	0.0%
Insurance recovery	—	0.0%	—	0.0%	—	0.0%	(9,378)	-0.7%
Depreciation and amortization	27,051	4.0%	21,902	2.4%	32,335	2.2%	26,935	2.0%
Store pre-opening expenses	365	0.1%	470	0.1%	1,063	0.1%	2,086	0.2%
Other	26,433	3.9%	—	0.0%	—	0.0%	—	0.0%

Operating (loss) income	(67,219)	-10.0%	12,430	1.3%	21,077	1.5%	65,807	5.0%
Net interest expense	15,880	2.4%	7,977	0.9%	14,117	1.0%	17,925	1.3%
Debt extinguishment	7,525	1.1%	—	0.0%	812	0.1%	11,371	0.9%

(Loss) income before income taxes and cumulative effect of accounting change	(90,624)	-13.5%	4,453	0.5%	6,148	0.4%	36,511	2.8%
Income tax (expense) benefit	35,175	5.2%	(1,136)	-0.1%	(1,669)	-0.1%	(12,994)	-1.0%

(Loss) income before cumulative effect of accounting change	(55,449)	-8.3%	3,317	0.4%	4,479	0.3%	23,517	1.8%
Cumulative effect of accounting change, net	—	0.0%	—	0.0%	—	0.0%	(9,262)	-0.7%

Net (loss) income	(55,449)	-8.3%	3,317	0.4%	4,479	0.3%	14,255	1.1%

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

        Cost of sales as a percentage of net sales was 81.0% for the period from July 31, 2004 through December 25, 2004 and 80.3% for the period from December 28, 2003 through July 30, 2004, resulting in gross profit margins of 19.0% and 19.7%, respectively. In 2003, cost of sales as a percentage of net sales was 79.7%, resulting in a gross profit margin of 20.3%. The increase in resale activity resulted in 2.7% and 1.9% lower gross profit margins in the period from July 31, 2004 through December 25, 2004 and the period from December 28, 2003 through July 30, 2004, respectively. As discussed above, the lower gross profit margin results for the successor and predecessor periods of 2004 compared to 2003 are primarily attributable to increased levels of low margin resale activity for pharmaceutical products as well as a reduction in New York Medicaid prescription reimbursement rates.

        Selling, general and administrative expenses were $101.7 million, or 15.2% of net sales, and $142.3 million or 15.3% of net sales, in the July 31, 2004 through December 25, 2004 period and the December 28, 2003 through July 30, 2004 periods, respectively, as compared to $229.1 million, or 15.6% of net sales, in 2003. The decrease in these expense ratios to sales in 2004 from 2003 is entirely due to the impact of an increased level of resale activity. Because resale activity does not incur any significant selling, general and administrative costs, we believe it is more informative to discuss such costs as a percentage of sales, excluding such resale activity. Excluding the impact of this resale activity, selling, general and administrative expense ratios for the periods subsequent and prior to the Acquisition were 17.3% and 16.8% respectively, compared to 16.5% for fiscal 2003. As discussed above, the increased SG&A expenses, without the effect of resales, in the successor period compared to the predecessor periods in 2004 were primarily due to increased store pharmacist labor costs and higher promotional spending. The increased pharmacist labor rates were due to the industry-wide workforce shortage of these professionals and the resultant inflation in costs to fill these critical positions. The increase in selling, general and administrative costs, without the effect of resales, in the successor period of 2004 compared to fiscal 2003, were principally attributable to increased pharmacist labor rates as well as higher legal and litigation related expenses, the most significant of which related to our efforts to recover the balance of our September 11 business interruption insurance claim and our litigation over the NLRB ruling in a dispute with the Allied Trade Council, a union representing employees in 139 of our stores. For a more detailed discussion of litigation related matters see "Item 3—Legal Proceedings."

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

        In the period from July 31, 2004 through December 25, 2004, we recorded an income tax benefit of $35.2 million, reflecting a post-acquisition effective tax rate of 38.8%, inclusive of the anticipated benefits of employment tax credits. In the period from December 28, 2003 through July 30, 2004, the income tax provision of $1.1 million reflects an effective tax rate of 25.5%, inclusive of the anticipated benefits of employment tax credits. For fiscal 2003, the income tax provision of $1.7 million reflected an effective tax rate of 27.1%, inclusive of the anticipated benefits of employment tax credits. The changes in effective tax rates between these periods are primarily due to the impact of employment tax credits in relation to pre-tax income and certain non-deductible transaction expenses incurred during the period from July 31, 2004 to December 25, 2004. Employment tax credits do not vary with reported pre-tax income as they are based upon specific numbers of qualified new hires and represent the economic benefits earned by us for our participation in various federal and state hiring incentive programs.

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

Liquidity and Capital Resources

Working Capital

        Working capital was $66.7 million as of December 25, 2004 and $155.9 million as of December 27, 2003. Working capital reflects the classification of outstanding borrowings under our revolving loan facility of $153.9 million at December 25, 2004 and $70.4 million at December 27, 2003 as current liabilities. This current classification is required because cash receipts controlled by the lenders are used to reduce outstanding debt, and we do not meet the criteria of FAS 6 to reclassify the debt as long-term, but is not an indication that this credit facility is expected to be retired within the next year. This facility expires in July of 2008, and we intend to continue to access it for our working capital needs throughout its remaining term. In connection with these restatements, we obtained from the administrative agent under the amended asset-based revolving loan facility an acknowledgement confirming that these restatements do not constitute an event of technical default, as defined in the document governing the amended asset-based revolving loan facility.

Cash Flow for the Period from July 31, 2004 through December 25, 2004 for the Successor and the Period from December 28, 2003 through July 30, 2004 for the Predecessor Compared to the Twelve Months Ended December 27, 2003 for the Predecessor

        Net cash used in operating activities was $8.1 million in the period from July 30, 2004 through December 25, 2004 and net cash provided by operations was $21.6 million in the period from December 28, 2003 through July 30, 2004 compared to cash provided by operations of $47.4 million in 2003. Cash Acquisition-related expenses of $40.6 million accounted for the use of cash in the successor period.

        Net cash used in investing activities was $440.7 million and $32.5 million, in the periods from July 30, 2004 through December 25, 2004 and December 28, 2003 through July 30, 2004, respectively, compared to $55.1 million in 2003. The increase in the successor period primarily represents the $413.7 million cash cost of acquiring the predecessor. In addition, capital expenditures in the 2004 successor period of $10.4 million and 2004 predecessor period of $17.6 million, declined by $13.1 million compared to fiscal 2003 while lease acquisition, pharmacy customer file and other costs in the 2004 successor period of $14.5 million and 2004 predecessor period of $14.9 million, increased by $16.7 million versus fiscal 2003. Fiscal 2004 cash flow used in investing activities included $2.2 million related to a sale-leaseback transaction, while fiscal 2003 cash flow used in investing activities included $1.4 million in connection with the completion of a store acquisition initiated in 2001.

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

        At March 26, 2005, there was $179.8 million outstanding under the asset-based revolving loan facility, and approximately $62.6 million of remaining availability, net of $4.2 million reserved for standby letters of credit. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt and we do not meet the criteria of FAS 6 to reclassify the debt as long-term. We intend to continue to utilize this facility for our working capital needs though the date of its maturity in July 2008. This availability balance reflects the January 2005 borrowing of $19.0 million in connection with the termination of the Chairman's SERP benefit discussed above.

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

	Payments due by Period—Restated
Contractual Cash Obligations	Total	Within 1 year	2-3 years	4-5 years	After 5 years
	(dollars in thousands)
Debt(1)(2)	$508,902	$153,870	$—	$—	$355,032
Capital Lease Obligations(3)	2,788	780	1,368	640	—
Operating Leases(4)	1,344,893	119,602	237,090	219,849	768,352
CEO SERP Termination(5)	23,000	23,000	—	—	—
Fixed Interest Payments(6)	133,088	19,013	38,025	38,025	38,025

Total Contractual Cash Obligations	$2,012,671	$316,265	$276,483	$258,514	$1,161,409

(1)
These amounts include $195.0 million outstanding under the senior subordinated notes, $160.0 million outstanding under the senior secured floating rate notes, $153.9 million outstanding under the amended asset-based revolving loan facility due in 2008, and $32,000 outstanding under the senior convertible notes due in 2022. At December 25, 2004, a further $90.7 million was available for borrowing under the amended asset-based revolving loan facility. In January 2005, we borrowed an additional $19.0 million under the amended asset-based revolving loan facility. For more information about the terms of the indebtedness described above, please see "—Debt," above.

(2)
At December 25, 2004, approximately $153.9 million was outstanding under our asset-based revolving loan facility. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt and the Company does not meet the criteria of FAS 6 to reclassify the debt as long-term, however this is not an indication that this credit facility is expected to be retired within the next year. We intend to continue to use this facility for our working capital needs through the date of its maturity in July 2008.

(3)
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

(4)
Note 15 of the consolidated financial statements provides further detail on Operating Lease obligations.

(5)
In January 2005, we made a scheduled payment of $19.0 million to Mr. Cuti.

(6)
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

Impairment of Goodwill and Intangible Assets

        At December 25, 2004, goodwill, net of accumulated amortization, was approximately $52.2 million. Other net intangible assets consisted of lease acquisition costs of $103.8 million, customer lists of $93.9 million, our trade name of $62.6 million and non-competition agreements of $0.6 million. Our policy is to evaluate our intangible assets, exclusive of goodwill, for impairment, when circumstances indicate that impairment may have occurred. These circumstances include, but are not limited to, a significant adverse change in legal factors or in the business climate, adverse action or assessment by a regulator, unanticipated competition or the loss of key personnel. We evaluate our intangible assets for impairment by comparing the expected undiscounted cash flows from the underlying stores or assets over their remaining asset lives to the net intangible asset values. Any intangible asset for which the projected undiscounted cash flow is insufficient to recover the asset's carrying value is considered impaired and would be written down to its net recoverable value based on discounted cash flows. Such write-downs would result in a non-cash charge to earnings. Goodwill is evaluated annually as of the year end balance sheet date as required under Statement of Financial Accounting Standards No. 142. Prior to the Acquisition, we utilized the market capitalization of our common stock in performing the required impairment test. Subsequent to the acquisition we employed a market multiple valuation technique utilizing other public chain drug retailers. Our most recent evaluation did not indicate any impairment of goodwill; however, we may be required to perform an interim impairment review if circumstances similar to those listed above indicate that impairment may have occurred. We may be required to recognize an impairment charge at the time an interim or future annual impairment review is performed, depending in part on the estimated value of our market capitalization.

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

Income Taxes

        Our effective tax rate was 25.5% in the predecessor period from December 28, 2003 through July 30, 2004, 38.8% in the successor period from July 31, 2004 through December 25, 2004, 27.1% in fiscal 2003 and 35.6% in fiscal 2002. The reduced tax rate experienced in the predecessor period of 2004 as compared to the prior year reflects the impact of the tax credits on our reduced pre-tax income generated in the predecessor period of 2004. The effective tax rate has been and is expected to continue to be a major factor in the determination of our profitability and cash flow. As such, a significant shift in the relative sources of our earnings, or changes in tax rules or interpretations, could have a material, adverse effect on our results of operations and cash flow. The decrease in our effective rate in 2003 as compared to 2002 is attributable to the impact of employment tax credits on significantly reduced pre-tax income, partially offset by incremental tax expense recorded in connection with the New York State legislation enacted during the second quarter of 2003, that eliminated deductions for royalty fee expenses paid to out of state affiliated companies. Employment tax credits represent the benefits earned by us for our participation in various Federal and state hiring incentive programs. These benefits are based on the number of qualifying employees hired and retained by us for a specified time period. Employees qualify for these hiring programs primarily as a result of their enrollment in various economic assistance programs. The annual increase in the value of the employment tax credits reflects the hiring of additional qualifying employees from year to year as a result of our continuing expansion and ongoing presence in the economically challenged regions within the New York greater metropolitan area.

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

DUANE READE HOLDINGS, INC.—SUCCESSOR

DUANE READE INC.—PREDECESSOR

AUDITED FINANCIAL STATEMENTS

Index

Reports of Independent Registered Public Accounting Firm	51
Consolidated Statements of Operations (Restated)—
For the period from July 31, 2004 through December 25, 2004 for the Successor and the period from December 28, 2003 through July 30, 2004 and the fiscal years ended December 27, 2003 and December 28, 2002 for the Predecessor	53
Consolidated Balance Sheets (Restated)—
As of December 25, 2004 for the Successor and December 27, 2003 for the Predecessor	54
Consolidated Statements of Cash Flows (Restated)—
For the period from July 31, 2004 through December 25, 2004 for the Successor and the period from December 28, 2003 through July 30, 2004 and the fiscal years ended December 27, 2003 and December 28, 2002 for the Predecessor	55
Consolidated Statements of Stockholders' Equity (Restated)—
For the period from July 31, 2004 through December 25, 2004 for the Successor and the period from December 28, 2003 through July 30, 2004 and the fiscal years ended December 27, 2003 and December 28, 2002 for the Predecessor	56
Notes to Consolidated Financial Statements	57
Schedule II—Valuation and Qualifying Accounts	134

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

        As discussed in Note 2, the accompanying consolidated financial statements as of and for the five month period ended December 25, 2004 have been restated.

PricewaterhouseCoopers LLP

New York, New York
April 7, 2005, except for Note 2 as to which the date is May 16, 2005.

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

        As discussed in Note 2, the accompanying consolidated financial statements for the period from December 28, 2003 through July 30, 2004 and the years ended December 27, 2003 and December 28, 2002 have been restated.

        As also discussed in Note 2 to the consolidated financial statements, the Company adopted the specific cost LIFO method of inventory accounting, effective December 30, 2001.

PricewaterhouseCoopers LLP

New York, New York
April 7, 2005, except for Note 1 as to which the date is May 16, 2005.

DUANE READE HOLDINGS, INC.—SUCCESSOR

DUANE READE INC.—PREDECESSOR

Consolidated Statements of Operations

(In thousands)

	Restated Successor	Predecessor–Restated
			Fiscal Years Ended
	Period from July 31, 2004 through Dec. 25, 2004	Period from Dec. 28, 2003 through July 30, 2004
			December 27, 2003	December 28, 2002
Net sales	$670,568	$927,801	$1,465,275	$1,325,523
Cost of sales	542,897	745,090	1,168,408	1,041,303

Gross profit	127,671	182,711	296,867	284,220

Selling, general & administrative expenses	101,677	142,293	229,148	198,770
Transaction expenses	37,575	3,005	644	—
Labor contingency expense	1,789	2,611	12,600	—
Insurance recovery	—	—	—	(9,378)
Depreciation and amortization	27,051	21,902	32,335	26,935
Store pre-opening expenses	365	470	1,063	2,086
Other	26,433	—	—	—

	194,890	170,281	275,790	218,413

Operating (loss) income	(67,219)	12,430	21,077	65,807
Interest expense, net	15,880	7,977	14,117	17,925
Debt extinguishment expense	7,525	—	812	11,371

(Loss) income before income taxes and cumulative effect of accounting change	(90,624)	4,453	6,148	36,511
Income tax benefit (expense)	35,175	(1,136)	(1,669)	(12,994)

(Loss) income before cumulative effect of accounting change	(55,449)	3,317	4,479	23,517
Cumulative effect of accounting change, net	—	—	—	(9,262)

Net (loss) income	$(55,449)	$3,317	$4,479	$14,255

The accompanying notes are an integral part of these consolidated financial statements.

DUANE READE HOLDINGS, INC.—SUCCESSOR

DUANE READE INC.—PREDECESSOR

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	Successor	Predecessor
	December 25, 2004	December 27, 2003
	Restated	Restated
Assets
Current assets
Cash	$1,329	$1,252
Receivables, net	58,056	53,430
Inventories	262,323	258,139
Deferred income taxes	9,027	10,811
Prepaid expenses and other current assets	35,716	20,263

Total current assets	366,451	343,895
Property and equipment, net	224,460	189,469
Goodwill	52,216	161,318
Deferred income taxes	—	13,854
Other assets	297,032	88,836

Total assets	$940,159	$797,372

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$80,154	$85,528
Accrued interest	8,209	1,633
Accrued expenses	56,735	30,086
Current portion of debt	153,870	70,353
Current portion of capital lease obligation	780	422

Total current liabilities	299,748	188,022
Long-term debt	355,032	201,032
Capital lease obligation, less current portion	2,008	1,103
Deferred income taxes	47,971	—
Other non-current liabilities	51,351	79,954

Total liabilities	756,110	470,111

Commitments and contingencies (Note 15)
Stockholders' equity
Preferred stock, $0.01 par; authorized 5,000,000 shares; issued and outstanding: none (Predecessor)		—
Series A preferred stock, $0.01 par; authorized 75,000 shares; issued and outstanding: none (Predecessor)		—
Common stock, $0.01 par; authorized 75,000,000 shares; issued and outstanding: 24,403,550 shares (Predecessor)		244
Common stock, $0.01 par; authorized 2,950,000 shares; issued and outstanding: 2,594,977 shares (Successor)	26
Preferred stock, 0.01 par; authorized 50,000 shares; issued and outstanding: 0 shares (Successor)	—
Additional paid-in capital	239,472	331,917
Retained earnings (deficit)	(55,449)	(4,900)

Total stockholders' equity	184,049	327,261

Total liabilities and stockholders' equity	$940,159	$797,372

The accompanying notes are an integral part of these consolidated financial statements.

DUANE READE HOLDINGS, INC.—SUCCESSOR

DUANE READE INC.—PREDECESSOR

Consolidated Statements of Cash Flows

(In thousands)

	Restated Successor	Predecessor – Restated
			Fiscal Years Ended
	Period from July 31, 2004 through Dec. 25, 2004	Period from Dec. 28, 2003 through July 30, 2004
			December 27, 2003	December 28, 2002
Cash flows from operating activities:
Net (loss) income	$(55,449)	$3,317	$4,479	$14,255
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	28,610	23,003	34,271	28,836
Deferred income taxes	(35,884)	5,900	(4,634)	11,840
Effect of accounting change, net	—	—	—	9,262
Gain on sales and disposals of assets	—	—	—	(180)
Debt extinguishment expense	4,425	—	730	(5,127)
Non-cash rent expense	6,221	4,383	9,052	12,175
Changes in operating assets and liabilities (net of effect of acquisitions):
Receivables	(1,569)	(3,057)	8,578	(4,323)
Inventories	(1,682)	4,385	(39,451)	(14,518)
Accounts payable	14,673	(20,047)	27,752	(11,312)
Prepaid and accrued expenses	32,087	747	(619)	7,098
Other assets and liabilities, net	461	2,921	7,286	(5,469)

Net cash (used in) provided by operating activities	(8,107)	21,552	47,444	42,537

Cash flows from investing activities:
Capital expenditures	(10,360)	(17,552)	(41,036)	(47,599)
Lease acquisition, customer file and other costs	(14,467)	(14,925)	(12,697)	(12,921)
Sale - lease back activity	(2,192)	—	—	—
Acquisition price adjustments	—	—	(1,382)	—
Purchase of Duane Reade	(413,684)	—	—	—

Net cash used in investing activities	(440,703)	(32,477)	(55,115)	(60,520)

Cash flows from financing activities:
Proceeds from subordinated note offering	195,000	—	—	—
Proceeds from floating rate note offering	160,000	—	—	—
Proceeds from term loan	155,000	—	—	—
Proceeds from convertible note offering	—	—	—	218,501
Proceeds from sale of common stock	239,498	—	—	—
Repurchase of convertible notes	(201,000)	—	—	(14,977)
Repurchase of senior subordinated notes	—	—	(1,621)	(78,379)
Repayment of term loans	(155,000)	—	(65,091)	(91,068)
Borrowings from revolving credit facility	743,186	941,503	942,537	227,500
Repayments of revolving credit facility	(670,661)	(930,511)	(872,184)	(237,500)
Deferred financing costs	(16,919)	(841)	(2,191)	(8,000)
Proceeds from exercise of stock options	—	1,126	3,761	2,292
Repayment of capital lease obligations	(303)	(266)	(471)	(1,175)

Net cash provided by financing activities	448,801	11,011	4,740	17,194

Net (decrease) increase in cash	(9)	86	(2,931)	(789)
Cash at beginning of year	1,338	1,252	4,183	4,972

Cash at end of year	$1,329	$1,338	$1,252	$4,183

Supplementary disclosures of cash flow information:
Cash paid for interest	$8,507	$5,974	$12,237	$19,435
Cash paid for taxes on income, net of (refunds) received	$(857)	$(697)	$1,822	$(286)
Acquisitions using common stock	$—	$—	$—	$13,197
Property acquired under capital lease financing	$—	$1,831	$—	$2,176

The accompanying notes are an integral part of these consolidated financial statements.

DUANE READE HOLDINGS, INC.—SUCCESSOR

DUANE READE INC.—PREDECESSOR

Consolidated Statements of Stockholders' Equity

(Dollars in thousands)

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Income (Loss)
					Paid-in Capital	Accumulated (Deficit)			Comprehensive Income
	Shares	Amount $	Shares	Amount $				Total
Predecessor
Balance, December 29, 2001 (Predecessor) (restated)	—	$—	23,423,422	$234	$314,060	$(23,634)	$(3,596)	$287,064	$20,443
Common stock issued
for exercise of stock options	—	—	165,018	2	2,289	—	—	2,291
for acquisitions	—	—	449,302	4	13,193	—	—	13,197
Termination of interest rate swap	—	—	—	—	—	—	3,596	3,596	$3,596
Net income (restated)	—	—	—	—	—	14,255	—	14,255	14,255

Balance, December 28, 2002 (Predecessor) (restated)	—	—	24,037,742	240	329,542	(9,379)	—	320,403	$17,851

Common stock issued
for exercise of stock options	—	—	365,808	4	3,757	—	—	3,761
Acquisition price adjustment	—	—	—	—	(1,382)	—	—	(1,382)
Net income (restated)	—	—	—	—	—	4,479	—	4,479	$4,479

Balance, December 27, 2003 (Predecessor) (restated)	—	—	24,403,550	244	331,917	(4,900)	—	327,261	$4,479

Common stock issued
for exercise of stock options	—	—	135,249	1	1,125	—	—	1,126
Net income (restated)	—	—	—	—	—	3,317	—	3,317	$3,317

Balance, July 30, 2004 (Predecessor) (restated)	—	$—	24,538,799	$245	333,042	$(1,583)	$—	$331,704	$3,317

Successor
Cash proceeds from sale of common stock	—	$—	2,594,977	$26	$239,472	$—	$—	$239,498
Net loss (restated)	—	—	—	—	—	(55,449)	—	(55,449)	$(55,449)

Balance, December 25, 2004 (Successor) (restated)	—	$—	2,594,977	$26	$239,472	$(55,449)	$—	$184,049	$(55,449)

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

Restatement

        The Company has restated its consolidated financial statements for the 2000 through 2003 fiscal years, the predecessor period from December 28, 2003 through and as of July 30, 2004 and the successor pe riod from July 31, 2004 through and as of December 25, 2004. See Note 2 for a detailed explanation of these restatements.

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

        Operating lease accounting:    Rent expense for operating leases is expensed over the current lease term on a straight line basis commencing from the date of possession or delivery of the underlying asset. For the periods subsequent to the July 30, 2004 Oak Hill acquisition, rent for all leases in place at such acquisition date is expensed on a straight line basis commencing from acquisition date over the remaining lease term.

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

	Restated Successor	Predecessor – Restated
			Fiscal Years Ended
	Period from July 31, 2004 through Dec. 25, 2004	Period from Dec. 28, 2003 through July 30, 2004
			December 27, 2003	December 28, 2002
Net (loss) income, as reported	($55,449)	$3,317	$4,479	$14,255
Adjust: Total stock-based employee compensation income (expense) determined under fair value based method for all awards, net of related tax effects.	(241)	(2,607)	7,450	(3,867)

Pro forma net (loss) income	($55,690)	$710	$11,929	$10,388

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

2.    Restatements

        The Company has restated its consolidated financial statements to conform certain accounting practices to the following accounting requirements:

  1.
  Lease accounting under FASB Technical Bulletin No. 85-3 (FTB 85-3)

  2.
  Acquisition lease accounting under FASB No. 141 "Business Combinations"

  3.
  Gross versus net sales and cost of sales accounting under Emerging Issues Task Force Release 99-19 (EITF 99-19)

  4.
  Balance sheet classification of outstanding borrowings under the revolving loan facility because cash receipts controlled by the lenders are used to reduce outstanding debt, and the Company does not meet the criteria under FASB No. 6 "Classification of Short-Term Obligations Expected to be Refinanced" (FAS 6) to reclassify the debt as long-term

  5.
  Reporting of revolving loan facility borrowings and repayments under FASB No. 95 "Statement of Cash Flows" (FAS 95)

  6.
  Restatements to include certain previously unrecorded and immaterial audit adjustments related to the periods affected.

        In connection with these restatements, the Company obtained from the administrative agent under the amended asset-based revolving loan facility an acknowledgement confirming that these restatements do not constitute an event of technical default, as defined in the document governing the amended asset-based revolving loan facility.

        Based upon a review of the Company's lease accounting methods as well as discussions with the Company's independent auditors and Audit Committee, the Company determined that, similar to many other companies, our previous policy of commencing rent expense when a store opens (and not at the commencement of the lease) was inconsistent with FTB 85-3. For construction purposes, the Company often takes possession of leased properties prior to opening. In accordance with the new accounting policy, the Company will record rent expense commencing on the date of possession. In accordance with the provisions of FAS 141, the Company has restated reported balance sheet liabilities, goodwill and results of operations, cost of sales and selling, general and administrative expenses to correct the lease accounting to reflect straight-line rent expense (for leases in effect on the July 30, 2004 acquisition date) calculated from the date of the Company's acquisition by Oak Hill rather than from the original lease commencement dates as previously recorded. This adjusted lease accounting has no impact upon lease maturities, the timing of any lease payments or cash flows from past or future operating activities. The Company is restating its previously issued financial statements to reflect certain resales of retail inventory on a gross revenue and cost of sales basis in accordance with EITF 99-19, rather than on a net basis as previously reported. The Company is restating its previously reported balance sheets for fiscal 2004 and 2003 to reflect the classification of outstanding borrowings under the revolving loan facility as current liabilities rather than as long-term debt, as previously reported. The change is being made because cash receipts controlled by the lenders are used to reduce outstanding debt, and the Company does not meet the criteria of FAS 6, to reclassify the debt as long-term. This is not an indication that this credit facility is expected to be retired within the next year. This facility expires in July 2008 and the Company intends to continue to access it for its working capital needs throughout the remaining term. The Company has also restated its consolidated statement of cash flows for the 2002 through 2004 fiscal years to reflect the reporting of revolving loan facility borrowings and repayments separately on a gross basis as required under FAS 95. The effect of these restatements on the consolidated financial statements for the successor period from July 31, 2004 to December 25, 2004 and the predecessor period from December 28, 2003 through July 30, 2004 and fiscal years 2003 and 2002 is shown below. Where appropriate, the Company has identified the source of the restatements from lease accounting (FTB 85-3), acquisition lease accounting (FAS 141), gross sales and cost of sales (EITF 99-19), classification of outstanding borrowings under the revolving loan facility, reporting of revolving borrowings and repayments (FAS 95) and other previously unrecorded and immaterial adjustments (Other).

        The impact of these restatements on the consolidated financial statements as of and for the specific periods reflected in the attached financial statements is shown in the table below.

Duane Reade Holdings, Inc. (Successor)
Duane Reade Inc. (Predecessor)
Profit & Loss Restatement
(in thousands)

		Predecessor			Successor
		Year Ended 12/28/02	Year Ended 12/27/03	Period from 12/28/03 to 7/30/04	Period from 7/31/04 to 12/25/04
Sales	as previously reported	$1,274,451	$1,383,828	$846,842	$670,568
	adjustment—EITF 99-19	51,072	81,447	80,959	—

	as restated	$1,325,523	$1,465,275	$927,801	$670,568

Cost of Sales	as previously reported	$988,033	$1,087,092	$663,223	$540,509
	adjustment—EITF 99-19	51,072	81,447	80,959	—
	adjustment—FTB 85-3	2,343	1,103	977	—
	adjustment—FAS 141	—	—	—	2,388
	adjustment—Other	(145)	(1,234)	(69)	—

	as restated	$1,041,303	$1,168,408	$745,090	$542,897

Gross Profit	as previously reported	$286,418	$296,736	$183,619	$130,059
	adjustment—FTB 85-3	(2,343)	(1,103)	(977)	—
	adjustment—FAS 141	—	—	—	(2,388)
	adjustment—Other	145	1,234	69	—

	as restated	$284,220	$296,867	$182,711	$127,671

Selling, general and adminsitrative expenses	as previously reported	$198,513	$227,910	$142,293	$101,448
	adjustment—FAS 141	—	—	—	229
	adjustment—Other	257	1,238	—	—

	as restated	$198,770	$229,148	$142,293	$101,677

Operating (loss) income	as previously reported	$65,807	$21,077	$12,430	$(64,602)
	adjustment				(2,617)

	as restated	$65,807	$21,077	$12,430	$(67,219)

Earnings (loss) before tax	as previously reported	$38,966	$7,255	$5,361	$(88,007)
	adjustment	(2,455)	(1,107)	(908)	(2,617)

	as restated	$36,511	$6,148	$4,453	$(90,624)

Income tax provison (benefit)	as previously reported	$14,127	$2,181	$1,555	$(33,966)
	adjustment	(1,133)	(512)	(419)	(1,209)

	as restated	$12,994	$1,669	$1,136	$(35,175)

Net income (loss)	as previously reported	$15,577	$5,074	$3,806	$(54,041)
	adjustment	(1,322)	(595)	(489)	(1,408)

	as restated	$14,255	$4,479	$3,317	$(55,449)

Duane Reade Holdings, Inc. (Successor)
Balance Sheet Restatement
As of December 25, 2004
(in thousands)

Caption affected by restatement	As Previously Reported	Adjustment	As Restated
Goodwill	$84,624	$(32,408)	$52,216

Total assets	$972,567	$(32,408)	$940,159

Current portion of debt(1)	—	153,870	153,870

Total current liabilities(1)	$145,878	$153,870	$299,748
Long term debt(1)	508,902	(153,870)	355,032
Deferred income taxes	21,350	26,621	47,971
Other noncurrent liabilities	108,972	(57,621)	51,351

Total liabilities	$787,110	$(31,000)	$756,110

Accumulated deficit	(54,041)	(1,408)	(55,449)

Total stockholders' equity	$185,457	$(1,408)	$184,049

Total liabilities and stockholders' equity	$972,567	$(32,408)	$940,159

(1)
These adjustments result from the change in classification of outstanding debt under the revolving credit facility as detailed above. All other restatements presented in this table result from the correction of lease accounting to reflect straight-line rent expense (for leases in effect on the July 30, 2004 acquisition date) calculated from the date of the Company's acquisition by Oak Hill rather than from the original lease commencement dates as previously recorded. This adjusted lease accounting has no impact upon lease maturities, the timing of any lease payments or cash flows from past or future operating activities.

Duane Reade Inc. (Predecessor)
Balance Sheet Restatement
As of December 27, 2003
(in thousands)

Caption affected by restatement	As Previously Reported	Adjustment	As Restated
Receivables	$53,689	$(259)	53,430
Inventory	259,765	(1,626)	258,139
Current portion of deferred income taxes	8,150	2,661	10,811
Prepaid & other current assets	19,504	759	20,263

Total current assets	$342,360	$1,535	$343,895
Deferred income taxes(2)	5,543	8,311	13,854

Total assets	$787,526	$9,846	$797,372

Accounts payable	$85,258	$270	$85,528
Accrued expenses	27,489	2,597	30,086
Current portion of debt(3)	—	70,353	70,353
Total current liabilities(3)	$114,802	$73,220	$188,022

Long term debt(3)	271,385	(70,353)	201,032
Other noncurrent liabilities(2)	62,915	17,039	79,954

Total liabilities	$450,205	$19,906	$470,111

Retained earnings	$5,160	$(10,060)	$(4,900)

Total stockholders' equity	$337,321	$(10,060)	$327,261

Total liabilities and stockholders' equity	$787,526	$9,846	$797,372

(2)
These adjustments relate to lease accounting under FTB 85-3.

(3)
These adjustments to debt relate to the classification of outstanding debt under the revolving loan facility as detailed above. All other balance sheet adjustments relate to other previously unrecorded and immaterial adjustments.

Duane Reade Holdings, Inc. (Successor)
Duane Reade Inc. (Predecessor)
Cash Flow Restatement
(in thousands)

		Predecessor			Successor
		Year Ended 12/28/02	Year Ended 12/27/03	Period from 12/28/03 to 7/30/04	Period from 7/31/04 to 12/25/04
Net income (loss)	as previously reported	$15,577	$5,074	$3,806	$(54,041)
	adjustment	(1,322)	(595)	(489)	(1,408)

	as restated	$14,255	$4,479	$3,317	$(55,449)

Deferred income taxes	as previously reported	$12,973	$(1,788)	$1,480	$(34,675)
	adjustment	(1,133)	(2,846)	4,420	(1,209)

	as restated	$11,840	$(4,634)	$5,900	$(35,884)

Non-cash rent expense	as previously reported	$9,590	$8,451	$3,406	$3,604
	adjustment	2,585	601	977	2,617

	as restated	$12,175	$9,052	$4,383	$6,221

Receivables	as previously reported	$(4,323)	$8,319	$(474)	$(1,569)
	adjustment	—	259	(2,583)	—

	as restated	$(4,323)	$8,578	$(3,057)	$(1,569)

Inventories	as previously reported	$(13,639)	$(38,308)	$4,015	$(1,682)
	adjustment	(879)	(1,143)	370	—

	as restated	$(14,518)	$(39,451)	$4,385	$(1,682)

Accounts payable	as previously reported	$(11,312)	$27,482	$(19,777)	$14,673
	adjustment	—	270	(270)	—

	as restated	$(11,312)	$27,752	$(20,047)	$14,673

Prepaid and accrued expenses	as previously reported	$6,857	$(1,681)	$6,492	$32,087
	adjustment	241	1,062	(5,745)	—

	as restated	$7,098	$(619)	$747	$32,087

Other assets and liabilities, net	as previously reported	$(5,977)	$4,894	$(400)	$(1,731)
	adjustment	508	2,392	3,321	—

	as restated	$(5,469)	$7,286	$2,921	$(1,731)

Net borrowings (repayments) on revolving credit facility	as previously reported	$(10,000)	$70,353	$10,992	$72,525
	adjustment	10,000	(70,353)	(10,992)	(72,525)

	as restated	$—	$—	$—	$—

Borrowings from revolving credit facility	as previously reported	$—	$—	$—	$—
	adjustment	227,500	942,537	941,503	743,186

	as restated	$227,500	$942,537	$941,503	$743,186

Repayments of revolving credit facility	as previously reported	$—	$—	$—	$—
	adjustment	(237,500)	(872,184)	(930,511)	(670,661)

	as restated	$(237,500)	$(872,184)	$(930,511)	$(670,661)

Duane Reade Holdings, Inc. (Successor)
Duane Reade Inc. (Predecessor)
Stockholders Equity Restatement
(in thousands)

		Predecessor			Successor
		Year Ended 12/28/02	Year Ended 12/27/03	Period from 12/28/03 to 7/30/04	Period from 7/31/04 to 12/25/04
Retained earnings (deficit)	as previously reported	$86	$5,160	$8,966	$(54,041)
	restatement	(9,465)	(10,060)	(10,549)	(1,408)

	as restated	$(9,379)	$(4,900)	$(1,583)	$(55,449)

Comprehensive income (loss)	as previously reported	$19,173	$5,074	$3,806	$(54,041)
	restatement	(1,322)	(595)	(489)	(1,408)

	as restated	$17,851	$4,479	$3,317	$(55,449)

Stockholders' equity	as previously reported	$329,868	$337,321	$342,253	$185,457
	restatement	(9,465)	(10,060)	(10,549)	(1,408)

	as restated	$320,403	$327,261	$331,704	$184,049

        For the periods ended prior to December 29, 2001, the cumulative impact on retained earnings was a reduction of $8,143.

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

        The following summarizes the opening balance sheet of Duane Reade Holdings, Inc. which includes the application of purchase adjustments to record the acquisition of assets and liabilities at fair value at the Acquisition date:

Restated (in thousands)
Cash	$83,785
Receivables	53,032
Inventories	258,870
Deferred taxes	11,787
Other assets	20,734

Total current assets	428,208
Property and equipment	225,600
Goodwill	52,216
Customer lists	96,500
Lease	105,476
Tradename	62,600
Other assets	54,082

Total assets	$1,024,682

Accounts payable	$65,482
Accrued expenses	33,039
Current debt	751

Total current liabilities	99,272
Debt	553,372
Deferred taxes	86,123
Other non-current liabilities	46,417

Total liabilities	785,184
Equity	239,498

Total liabilities and equity	$1,024,682

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

	Restated 2004	2003
	(in thousands)
Proforma sales	$1,598,369	$1,465,274

Proforma net loss	$(68,529)	$(69,432)

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

9.    Accrued Expenses

        Other accrued expenses are summarized as follows (in thousands):

	Successor	Restated Predecessor
	December 25, 2004	December 27, 2003
Accrued salaries and benefits	$4,420	$4,480
Insurance related claims costs	4,216	2,706
Sales tax payable	4,270	1,577
Expense payables	1,819	3,479
CEO SERP termination	23,000	—
Income tax payable	—	9,633
Accrued professional fees	4,548	3,651
Other	14,462	4,560

	$56,735	$30,086

10.    Debt

        Debt is summarized as follows (in thousands):

	Restated Successor	Restated Predecessor
Description of Instrument	December 25, 2004	December 27, 2003
Asset-Based Revolving Loan Facility	$153,870	$70,353

Total Current Debt	$153,870	$70,353

Senior Floating Rate Notes due 2010	$160,000	$—
9.75% Senior Subordinated Notes due 2011	195,000	—
2.1478% Senior Convertible Notes due 2022	32	201,032

Total Non-current Debt	$355,032	$201,032

Total Debt	$508,902	$271,385

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

        At December 25, 2004, there was $153.9 million outstanding under the asset-based revolving loan facility, and approximately $90.7 million of remaining availability, net of $2.8 million reserved for standby letters of credit. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt, and the Company does not meet the criteria of FAS 6 to reclassify the debt as long-term. The Company intends to continue to utilize this facility for its working capital needs though the date of its maturity in July 2008. In January 2005, the Company borrowed an additional $19.0 million under the amended asset-based revolving loan facility in connection with the early retirement of the Chairman's SERP benefits.

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

$508,902

11.    Capital Lease Obligation

        The capital lease obligation is payable in monthly installments and bears interest at a weighted average rate of 9.1%. At December 25, 2004, the aggregate maturity of the capitalized lease obligations and the present value of the net minimum lease payments are as follows (in thousands):

2005	$997
2006	997
2007	591
2008	456
2009	231

$3,272
Less amounts representing interest	484

Present value of net minimum lease payments	2,788
Less current maturities	780

$2,008

12.    Other Non-current Liabilities

        Other non-current liabilities are summarized as follows (in thousands):

	Restated Successor	Restated Predecessor
	December 25, 2004	December 27, 2003
Deferred rent	$6,221	$55,855
Labor contingency	17,000	12,600
Deferred income	6,473	8,633
Phantom stock	4,199	—
Other	17,458	2,866

	$51,351	$79,954

        The reduction in deferred rent from $55.9 million at December 27, 2003 to $6.2 million at December 25, 2004 is attributable to the application of purchase accounting in connection with the acquisition of the Company by Oak Hill on July 30, 2004.

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

14.    Income Taxes

        The income tax provision, before the cumulative effect of an accounting change, for the successor and predecessor periods of fiscal 2004 and the fiscal years ended December 27, 2003 and December 28, 2002 consists of the following (in thousands):

	Restated Successor	Predecessor – Restated
			Fiscal Years Ended
	Period from July 31, 2004 through Dec. 25, 2004	Period from Dec. 28, 2003 through July 30, 2004
			December 27, 2003	December 28, 2002
Current:
Federal	$—	$(4,439)	$1,059	$11,948
State & Local	218	(245)	2,910	1,379
Deferred:
Federal	(27,703)	5,940	606	1,142
State & Local	(7,690)	(120)	(2,906)	(1,475)

Total (benefit) expense	$(35,175)	$1,136	$1,669	$12,994

        Deferred tax assets and liabilities are determined based on the difference between the book and tax bases of the respective assets and liabilities at December 25, 2004 and December 27, 2003 and are summarized as follows (in thousands):

	Restated Successor	Restated Predecessor
	December 25, 2004	December 27, 2003
Deferred tax assets (liabilities)—net:
Deferred income	$1,496	$1,574
Inventories	2,631	2,730
Reserves	4,900	2,915
Other, net	—	3,592

Deferred income taxes—current	$9,027	$10,811

Deferred tax assets (liabilities)—net:
Deferred rent	$4,455	$24,858
Long Lived assets	(114,731)	(22,562)
Labor contingency and other reserves	11,958	4,794
Alternative minimum tax credits	1,491	1,674
Wage-based and other tax credits	9,114	8,006
Net operating losses	37,820	726
Other, net	1,922	(3,642)

Deferred income taxes—noncurrent (liability) asset	$(47,971)	$13,854

Total net deferred tax (liabilities) assets	$(38,944)	$24,665

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

	Restated Successor		Predecessor—Restated
					Fiscal Years Ended
	Period from July 31, 2004 through Dec. 25, 2004		Period from Dec. 28, 2003 through July 30, 2004
					December 27, 2003		December 28, 2002
Pre-tax accounting income (loss)	$(90,624)	100.0%	$4,453	100.0%	$6,148	100.0%	$36,511	100.0%

Statutory rate	(31,718)	35.0	1,559	35.0	2,152	35.0	12,779	35.0
State and local taxes, net of federal tax benefit	(7,250)	8.0	138	3.1	989	16.1	1,466	4.0
Transaction costs	4,160	(4.6)	—	—	—	—	—	—
Employment tax credits	(423)	0.5	(592)	(13.3)	(1,818)	(29.6)	(1,439)	(3.9)
Other	56	(0.1)	31	0.7	346	5.6	188	0.5

Effective tax rate	$(35,175)	38.8%	$1,136	25.5%	$1,669	27.1%	$12,994	35.6%

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

15.    Commitments and Contingencies

        Leases:    Duane Reade leases most of its store facilities under operating lease agreements expiring on various dates through the year 2033. In addition to minimum rentals, certain leases provide for annual increases based upon real estate tax increases, maintenance cost increases and inflation. Generally, the Company obtains a free rent period during the construction of leasehold improvements for stores. Additionally, the Company's leases provide for escalations over the term of the lease. Rent expense, including deferred rent, real estate taxes and other rent-related costs and income for the successor and predecessor periods of fiscal 2004 and the fiscal years ended December 27, 2003 and December 28, 2002 was $56.2 million, $76.8 million, $121.9 million and $103.6 million, respectively.

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

DUANE READE HOLDINGS, INC.
Condensed Consolidating Income Statement (Restated)
For the period from July 31, 2004 through December 25, 2004
(Successor)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$—	$—	$670,568	$—	$—	$670,568
Cost of sales	—	—	542,897	—	—	542,897

Gross profit	—	—	127,671	—	—	127,671
Selling, general & administrative expenses	—	—	120,555	(18,878)	—	101,677
Labor contingency	—	—	1,789	—	—	1,789
Transaction expense	—	—	37,575	—	—	37,575
Depreciation and amortization	—	—	27,051	—	—	27,051
Store pre-opening expense	—	—	365	—	—	365
Other	—	—	26,433	—	—	26,433

Operating (loss) income	—	—	(86,097)	18,878	—	(67,219)
Equity earnings in affiliates	55,449	55,449	—	670	(111,568)	—
Interest expense, net	—	—	15,880	—	—	15,880
Debt exrtinguishment	—	—	7,525	—	—	7,525

Income (loss) before income taxes	(55,449)	(55,449)	(109,502)	18,208	111,568	(90,624)
Income tax expense	—	—	(42,502)	7,327	—	(35,175)

Net income (loss)	$(55,449)	$(55,449)	$(67,000)	$10,881	$111,568	$(55,449)

DUANE READE INC.
Condensed Consolidating Income Statement (Restated)
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

DUANE READE INC.
Condensed Consolidating Income Statement (Restated)
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

DUANE READE INC.
Condensed Consolidating Income Statement (Restated)
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

DUANE READE HOLDINGS, INC.
Condensed Consolidating Balance Sheet (Restated)
As of December 25, 2004
(Successor)
(in thousands

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Assets
Current assets
Cash	$—	$—	$1,297	$32	$—	$1,329
Receivables	—	(127,936)	314,394	(60,010)	(68,392)	58,056
Inventories	—	—	262,323	—	—	262,323
Deferred income taxes	—	10,167	5,049	(6,189)	—	9,027
Prepaid expenses and other assets	—	—	35,716	—	—	35,716

Total current assets	—	(117,769)	618,779	(66,167)	(68,392)	366,451
Investment in affiliates	184,049	(8,407)	—	(1,096)	(174,546)	—
Property and equipment	—	—	224,460	—	—	224,460
Goodwill, net	—	—	52,216	—	—	52,216
Deferred income taxes	—	1,645	9,032	(10,677)	—	—
Other assets	—	17,015	299,603	251,831	(271,417)	297,032

Total assets	$184,049	$(107,516)	$1,204,090	$173,891	$(514,355)	$940,159

Liabilities and Stockholders Equity
Current liabilities
Accounts payable	$—	$—	$80,154	$—	$—	$80,154
Accrued interest	—	—	8,209	—	—	8,209
Accrued expenses	—	—	56,735	—	—	56,735
Current portion of debt	—	—	153,870	—	—	153,870
Current portion of capital lease obligation	—	—	780	—	—	780

Total current liabilities	—	—	299,748	—	—	299,748
Long term debt	—	—	612,424	—	(257,392)	355,032
Capital lease obligation, less current portion	—	—	2,008	—	—	2,008
Deferred income taxes	—	65,849	(39,408)	21,530	—	47,971
Other non-current liabilities	—	2,565	48,786	—	—	51,351

Total liabilities	—	68,414	923,558	21,530	(257,392)	756,110
Stockholders equity
Common stock	26	—	—	—	—	26
Paid-in-capital	239,472	17,015	321,915	—	(338,930)	239,472
Retained earnings	(55,449)	(192,945)	(41,383)	152,361	81,967	(55,449)

Total stockholders equity	184,049	(175,930)	280,532	152,361	(256,963)	184,049

Total liabilities and stockholders equity	$184,049	$(107,516)	$1,204,090	$173,891	$(514,355)	$940,159

DUANE READE INC.
Condensed Consolidating Balance Sheet (Restated)
As of December 27, 2003
(Predecessor)
(in thousands)

		Restated			Restated
	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Inc. Consolidated
Assets
Current assets
Cash	$—	$1,204	$48	$—	$1,252
Receivables	116,001	3,438	2,383	(68,392)	53,430
Inventories	—	258,139	—	—	258,139
Deferred income taxes	10,811	—	—	—	10,811
Prepaid expenses and other assets	—	20,263	—	—	20,263

Total current assets	126,812	283,044	2,431	(68,392)	343,895
Investment in affiliates	43,711	—	(279)	(43,432)	—
Property and equipment	—	189,469	—	—	189,469
Goodwill, net	—	161,318	—	—	161,318
Deferred income taxes	15,499	9,032	(10,677)	—	13,854
Other assets	17,014	154,008	146,282	(228,468)	88,836

Total assets	$203,036	$796,871	$137,757	$(340,292)	$797,372

Liabilities and Stockholders Equity
Current liabilities
Accounts payable	$—	$85,528	$—	$—	$85,528
Accrued interest	—	1,633	—	—	1,633
Accrued expenses	9,633	20,453	—	—	30,086
Current portion of debt	—	70,353	—	—	70,353
Current portion of capital lease obligation	—	422	—	—	422

Total current liabilities	9,633	178,389	—	—	188,022
Long term debt	—	415,474	—	(214,442)	201,032
Capital lease obligation, less current portion	—	1,103	—	—	1,103
Deferred income taxes	(17,296)	3,093	14,203	—	—
Other non-current liabilities	2,334	77,620	—	—	79,954

Total liabilities	(5,329)	675,679	14,203	(214,442)	470,111
Stockholders equity
Common stock	244	—	—	—	244
Paid-in-capital	348,932	82,418	—	(99,433)	331,917
Retained earnings	(140,811)	38,774	123,554	(26,416)	(4,900)

Total stockholders equity	208,365	121,192	123,554	(125,850)	327,261

Total liabilities and stockholders equity	$203,036	$796,871	$137,757	$(340,292)	$797,372

DUANE READE HOLDINGS, INC.
Condensed Consolidating Statement of Cash Flows (Restated)
For the period from July 31, 2004 through December 25, 2004
(Successor)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Cash flows from operating activities:
Net income (loss)	$(55,449)	$(55,449)	$(67,000)	$10,881	$111,568	$(55,449)
Adjustments to reconcile net income (loss) to net cash (used in)/provided by operating activities:
Depreciation and amortization of property and equipment	—	—	28,610	—	—	28,610
Deferred tax provision	—	(709)	(42,502)	7,327	—	(35,884)
Extraordinary charge	—	—	—	—	—	—
Other	55,449	55,449	10,646	670	(111,568)	10,646
Changes in operating assets and liabilities:
Receivables	—	709	(2,278)	—	—	(1,569)
Inventories	—	—	(1,682)	—	—	(1,682)
Accounts payable	—	—	14,673	—	—	14,673
Prepaid and accrued expenses	—	—	32,087	—	—	32,087
Increase in other assets (liabilities), net	—	—	19,366	(18,905)	—	461

NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	—	—	(8,080)	(27)	—	(8,107)

Capital expenditures	—	—	(10,360)	—	—	(10,360)
Lease acquisition and other costs	—	—	(14,467)	—	—	(14,467)
Sale-leaseback activity	—	—	(2,192)	—	—	(2,192)
Acquisition of Duane Reade	—	—	(413,684)	—	—	(413,684)

NET CASH USED IN INVESTING ACTIVITIES	—	—	(440,703)	—	—	(440,703)

Cash flows from financing activities:
Deferred financing costs	—	—	(16,919)	—	—	(16,919)
Proceeds from floating rate notes	—	—	160,000	—	—	160,000
Proceeds from senior subordinated notes	—	—	195,000	—	—	195,000
Repurchase of convertible notes	—	—	(201,000)	—	—	(201,000)
Borrowings from revolving credit facility	—	—	743,186	—	—	743,186
Repayments of revolving credit facility	—	—	(670,661)	—	—	(670,661)
Additional capital contribution	—	—	239,498	—	—	239,498
Repayments of capital lease obligations	—	—	(303)	—	—	(303)

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	448,801	—	—	448,801

Net (decrease) increase in cash	—	—	18	(27)	—	(9)
Cash at beginning of period	—	—	1,279	59	—	1,338

Cash at end of period	$—	$—	$1,297	$32	$—	$1,329

DUANE READE INC.
Condensed Consolidating Statement of Cash Flows (Restated)
For the period from December 28, 2003 through July 30, 2004
(Predecessor)
(in thousands)

	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Inc. Consolidated
Cash flows from operating activities:
Net income (loss)	$3,317	$(14,742)	$17,926	$(3,184)	$3,317
Adjustments to reconcile net income (loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization of property and equipment	—	23,003	—	—	23,003
Deferred tax provision	4,760	(5,049)	6,189	—	5,900
Extraordinary charge	—	—	—	—	—
Other	(3,331)	4,383	147	3,184	4,383
Changes in operating assets and liabilities:
Receivables	(6,426)	3,369	—	—	(3,057)
Inventories	—	4,385	—	—	4,385
Accounts payable	—	(20,047)	—	—	(20,047)
Prepaid and accrued expenses	554	193	—	—	747
Increase in other assets (liabilities), net	—	27,172	(24,251)	—	2,921

NET CASH PROVIDED BY OPERATING ACTIVITIES	(1,126)	22,667	11	—	21,552

Capital expenditures	—	(17,552)	—	—	(17,552)
Lease acquisition and other costs	—	(14,925)	—	—	(14,925)

NET CASH USED IN INVESTING ACTIVITIES	—	(32,477)	—	—	(32,477)

Cash flows from financing activities:
Deferred financing costs	—	(841)	—	—	(841)
Borrowings from revolving credit facility	—	941,503	—	—	941,503
Repayments of revolving credit facility	—	(930,511)	—	—	(930,511)
Proceeds from exercise of stock options	1,126	—	—	—	1,126
Repayments of capital lease obligations	—	(266)	—	—	(266)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,126	9,885	—	—	11,011

Net (decrease) increase in cash	—	75	11	—	86
Cash at beginning of period	—	1,204	48	—	1,252

Cash at end of period	$—	$1,279	$59	$—	$1,338

DUANE READE INC.
Condensed Consolidating Statement of Cash Flows (Restated)
For the fiscal year ended December 27, 2003
(Predecessor)
(in thousands)

	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Inc. Consolidated
Cash flows from operating activities:
Net income (loss)	$4,479	$(24,239)	$28,654	$(4,415)	4,479
Adjustments to reconcile net income (loss) to net cash (used in)/provided by operating activities:
Depreciation and amortization of property and equipment	—	34,271	—	—	34,271
Deferred tax provision	(6,279)	(9,032)	10,677	—	(4,634)
Extraordinary charge	—	—	—	—	—
Other	(4,657)	9,782	242	4,415	9,782
Changes in operating assets and liabilities:
Receivables	5,598	2,980	—	—	8,578
Inventories	—	(39,451)	—	—	(39,451)
Accounts payable	—	27,752	—	—	27,752
Prepaid and accrued expenses	132	(751)	—	—	(619)
Increase in other assets (liabilities), net	—	46,837	(39,551)	—	7,286

NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(727)	48,149	22	—	47,444

Capital expenditures	—	(41,036)	—	—	(41,036)
Lease acquisition and other costs	—	(12,697)	—	—	(12,697)
Acquisition price adjustments	(1,382)	—	—	—	(1,382)

NET CASH USED IN INVESTING ACTIVITIES	(1,382)	(53,733)	—	—	(55,115)

Cash flows from financing activities:
Deferred financing costs	(31)	(2,160)	—	—	(2,191)
Repayment of bank debt	—	(65,091)	—	—	(65,091)
Repurchase of senior subordinated note	(1,621)	—	—	—	(1,621)
Borrowings from revolving credit facility	—	939,537	—	—	939,537
Repayments of revolving credit facility	—	(869,184)	—	—	(869,184)
Proceeds from exercise of stock options	3,761	—	—	—	3,761
Repayments of capital lease obligations	—	(471)	—	—	(471)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,109	2,631	—	—	4,740

Net (decrease) increase in cash	—	(2,953)	22	—	(2,931)
Cash at beginning of period	—	4,157	26	—	4,183

Cash at end of period	$—	$1,204	$48	$—	$1,252

DUANE READE INC.
Condensed Consolidating Statement of Cash Flows (Restated)
For the fiscal year ended December 28, 2002
(Predecessor)
(in thousands)

	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Inc. Consolidated
Cash flows from operating activities:
Net income (loss)	$14,255	$(3,665)	$25,667	$(22,002)	$14,255
Adjustments to reconcile net income (loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization of property and equipment	—	28,836	—	—	28,836
Deferred tax provision	(5,456)	3,093	14,203	—	11,840
Extraordinary charge	—	9,262	—	—	9,262
Other	(22,039)	6,868	37	22,002	6,868
Changes in operating assets and liabilities:
Receivables	86,628	(90,951)	—	—	(4,323)
Inventories	—	(14,518)	—	—	(14,518)
Accounts payable	—	(11,312)	—	—	(11,312)
Prepaid and accrued expenses	2,699	4,399	—	—	7,098
Increase in other assets (liabilities), net	—	34,426	(39,895)	—	(5,469)

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	76,087	(33,562)	12	—	42,537

Capital expenditures	—	(47,599)	—	—	(47,599)
Lease acquisition and other costs	—	(12,921)	—	—	(12,921)

NET CASH USED IN INVESTING ACTIVITIES	—	(60,520)	—	—	(60,520)

Cash flows from financing activities:
Proceeds from covertible note	—	218,501	—	—	218,501
Deferred financing costs	—	(8,000)	—	—	(8,000)
Repayment of bank debt	—	(91,068)	—	—	(91,068)
Repurchase of senior subordinated note	(78,379)	—	—	—	(78,379)
Repurchase of convertible note	—	(14,977)	—	—	(14,977)
Borrowings from revolving credit facility	—	227,500	—	—	227,500
Repayments of revolving credit facility	—	(237,500)	—	—	(237,500)
Proceeds from exercise of stock options	2,292	—	—	—	2,292
Repayments of capital lease obligations	—	(1,175)	—	—	(1,175)

NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(76,087)	93,281	—	—	17,194

Net (decrease) increase in cash	—	(801)	12	—	(789)
Cash at beginning of period	—	4,958	14	—	4,972

Cash at end of period	$—	$4,157	$26	$—	$4,183

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"))designed to provide reasonable assurance that the information required to be reported in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to the regulations of the Securities and Exchange Commission, including controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, the Company's disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

        This disclosure report serves to revise the disclosure regarding the effectiveness of the Company's disclosure controls and procedures as of December 25, 2004 and is revised in this Form 10-K/A from the original disclosure in the Company's Form 10-K filed on April 11, 2005 as a result of the restatement of the Company's previously reported balance sheets and to update the disclosure for the matters as noted in items (iii), (iv) and (v) below. Items (i) and (ii) and (vi) below were identified and reflected in Item 9A of the Company's Annual Report on Form 10-K as previously filed on April 11, 2005.

        The Company is not an "accelerated filer" within the SEC reporting rules and as a result, is not required to include in this Form 10-K management's assessment of the effectiveness of our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

        Prior to filing its Annual Report on April 11, 2005, on Form 10-K for the fiscal year ended December 25, 2004, management began a review of its accounting policies and practices with respect to leases in early 2005 based on their monitoring of restatement activity and the related communications noted within the retail industry. As a result of that internal review, management identified that it had errors in its accounting for leases. Additionally, at that time, management reviewed its accounting for resales of inventory during this same period. Subsequent to the Company's filing of its Form 10-K on April 11, 2005, the Company also determined that it had errors in its acquisition lease accounting for deferred rent related to the period from the July 30, 2004 acquisition through December 25, 2004 and also needed to correct the classification in its balance sheet of outstanding revolver loan obligations to current from non-current as well as its cash flow revolver loan payments and borrowings separately on a gross rather than net basis as had been previously reported. In the Company's original Form 10-K filed on April 11, 2005, the Company restated its financial statements for items (i), (ii) and (vi) noted below, in the manner, and for the reasons, described in detail in Notes 1 and 2 to the Company's consolidated financial statements included in this report on Form 10-K/A. Restatement of the Company's consolidated financial statements for items (iii), (iv) and (v), noted below, are included in this report on Form 10-K/A.

        As explained in Note 1, these restatements have been necessitated by (i) the Company's prior presentation of revenue and costs for resale inventory on a net basis in circumstances under which generally accepted accounting principles ("GAAP"), and particularly those set forth in EITF No. 99-19, required presentation on a gross basis, (ii) the Company's prior accounting for rent expense upon the opening of stores in circumstances under which GAAP required the recording of lease costs from the date of the Company's possession or delivery of the underlying asset under the provisions of FTB 85-3, (iii) the Company's prior inclusion of straight line deferred rent lease liabilities (that arose prior to the acquisition) on its December 25, 2004 post acquisition balance sheet and the related continuation of rent expense charges based on the original lease commencement dates rather than the Company's acquisition date as was required under the provisions of FAS 141. The Company has restated reported balance sheet liabilities, goodwill and results of operations, cost of sales and selling, general and administrative expenses to reflect deferred rent expense commencing on the July 30, 2004 acquisition by Oak Hill, rather than as a carry-forward of the deferred rent balances from the original lease commencement dates as previously reported, (iv) the Company's prior presentation of debt related to its asset-based revolving loan borrowings as long-term debt rather than as a current liability that results from the lender's control and utilization of the Company's cash receipts to reduce outstanding debt and the Company's inability to meet the criteria for classification of these borrowings as long-term as required under the provisions of FAS 6, (v) the Company's prior classification of revolver loan borrowings and repayments on the statement of cash flows for fiscal 2003 and 2004 on a net basis rather than separately on a gross basis as required under the provisions of FAS 95 and (vi) to reflect certain previously unrecorded and immaterial audit adjustments relating to the periods affected.

        The restatement of financial statements is a strong indicator of the existence of a "material weakness" in the design or operation of internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 25, 2004 the Company did not have effective controls to ensure that its lease accounting during construction periods and acquisition related lease accounting conformed with generally accepted accounting principles. Specifically, the Company's ineffective controls resulted in the misstatement of rent expense and other liabilities and overstated acquisition related goodwill. As a result of this control deficiency, the Company was required to restate all prior period annual financial statements for the fiscal years 2000 through 2003, as well as record adjustments in the 2004 financial statements in this Form 10-K/A. Interim periods for the fiscal years 2003 and 2004 were also required to be restated. This control deficiency could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. The Company has determined that, as of December 25, 2004, this control deficiency constituted a material weakness. In addition, as of December 25, 2004 the Company did not have effective controls to ensure that its accounting for inventory resales conformed with generally accepted accounting principles. Specifically, the Company's ineffective controls resulted in the misstatement of gross revenues and cost of sales, with no impact on net income. As a result of this control deficiency the Company was required to restate prior period annual financial statements for the fiscal years 2000 through 2003, as well as record adjustments in the 2004 financial statements. Interim periods for the fiscal years 2003 and 2004 were also required to be restated. This control deficiency could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. The Company has determined that, as of December 25, 2004, this control deficiency constituted a material weakness. Additionally as of December 25, 2004 the Company did not have effective controls to ensure its accounting for long term classification of debt and reporting of revolver loan borrowings and repayments in the statement of cash flows conformed with generally accepted accounting principles. Specifically, the Company's ineffective controls resulted in the overstatement of long term debt and the understatement of current liabilities by the amount of outstanding revolver borrowings. This also had the impact of overstating working capital. In addition, revolver loan borrowings and repayments were incorrectly reported on a net basis rather than separately on a gross basis in the statement of cash flows. As a result of this control deficiency, the Company was required to restate prior period financial statements for the fiscal years 2003 and 2004 in this Form 10-K/A and the interim periods for the third quarter of 2003 and first through third quarters of 2004. This control deficiency could result in a misstatement in the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. The Company has determined that, as of December 25, 2004, this control deficiency constituted a material weakness.

        Based on the material weaknesses described above that were identified in the Company's accounting for acquisition related deferred lease costs and lease costs during construction periods, resales of inventory and classification of debt and revolver loan borrowings and repayments, the CEO and CFO each concluded that the Company's Disclosure Controls and Procedures were not effective as of December 25, 2004 at the reasonable assurance level.

        Subsequent to December 25, 2004, the Company has taken actions to strengthen its controls over the evaluation and monitoring of ongoing compliance with leasing matters, the resale of inventory, the change in classification of debt and classification of revolver loan borrowings and repayments on its statement of cash flows. Specifically, key personnel involved in the Company's financial reporting processes have enhanced the process through which authoritative guidance will be monitored on a regular basis and the Company's accounting policies reviewed and monitored for compliance with generally accepted accounting principles. Ongoing reviews of authoritative guidance will be conducted in order to ensure that new guidance is being complied with in the preparation of the financial statements, related disclosures and periodic filings with the SEC.

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

(1)
Deductions represent charges against valuation allowances for accounts receivable written off to cost of sales and other expenses

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

Dated: May 16, 2005
DUANE READE HOLDINGS, INC. (Registrant)
	By:	/s/ JOHN K. HENRY John K. Henry Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on May 16, 2005:

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
Duane Reade Holdings, Inc. (Successor) Duane Reade Inc. (Predecessor) Profit & Loss Restatement (in thousands)
Duane Reade Holdings, Inc. (Successor) Balance Sheet Restatement As of December 25, 2004 (in thousands)
Duane Reade Inc. (Predecessor) Balance Sheet Restatement As of December 27, 2003 (in thousands)
Duane Reade Holdings, Inc. (Successor) Duane Reade Inc. (Predecessor) Cash Flow Restatement (in thousands)
Duane Reade Holdings, Inc. (Successor) Duane Reade Inc. (Predecessor) Stockholders Equity Restatement (in thousands)
DUANE READE HOLDINGS, INC. Condensed Consolidating Income Statement (Restated) For the period from July 31, 2004 through December 25, 2004 (Successor)
DUANE READE INC. Condensed Consolidating Income Statement (Restated) For the period from December 28, 2003 through July 30, 2004 (Predecessor) (in thousands)
DUANE READE INC. Condensed Consolidating Income Statement (Restated) For the fiscal year ended December 27, 2003 (Predecessor) (in thousands)
DUANE READE INC. Condensed Consolidating Income Statement (Restated) For the fiscal year ended December 28, 2002 (Predecessor) (in thousands)
DUANE READE HOLDINGS, INC. Condensed Consolidating Balance Sheet (Restated) As of December 25, 2004 (Successor) (in thousands
DUANE READE INC. Condensed Consolidating Balance Sheet (Restated) As of December 27, 2003 (Predecessor) (in thousands)
DUANE READE HOLDINGS, INC. Condensed Consolidating Statement of Cash Flows (Restated) For the period from July 31, 2004 through December 25, 2004 (Successor)
DUANE READE INC. Condensed Consolidating Statement of Cash Flows (Restated) For the period from December 28, 2003 through July 30, 2004 (Predecessor) (in thousands)
DUANE READE INC. Condensed Consolidating Statement of Cash Flows (Restated) For the fiscal year ended December 27, 2003 (Predecessor) (in thousands)
DUANE READE INC. Condensed Consolidating Statement of Cash Flows (Restated) For the fiscal year ended December 28, 2002 (Predecessor) (in thousands)
PART III
Option Grants in Last Fiscal Year
Aggregate Options Exercised in Fiscal Year Ended December 25, 2004 and Fiscal Year-End Option Values
COMPENSATION OF DIRECTORS
Shares of Common Stock Beneficially Owned
PART IV
Schedule II—Valuation & Qualifying Accounts
SIGNATURES