Form 10-Q
period 2005-03-26
DUANE READE HOLDINGS INC
filed 2005-05-17
CIK 1279172

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 26, 2005	Commission file number 001-13843

DUANE READE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	05-0599589
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID Number)

440 Ninth Avenue New York, New York	10001
(Address of principal executive offices)	(Zip Code)

(212) 273-5700

(Registrant’s telephone number, including area code)

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

Yes ☐  No ☒

INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

Consolidated Statements of Operations (Unaudited) - For the 13 Weeks Ended March 26, 2005 for the Successor and the 13 Weeks Ended March 27, 2004 for the Predecessor

Consolidated Balance Sheets (Unaudited) - As of March 26, 2005 and December 25, 2004

Consolidated Statements of Cash Flows (Unaudited) - For the 13 Weeks Ended March 26, 2005 for the Successor and the 13 Weeks Ended March 27, 2004 for the Predecessor

Notes to Consolidated Financial Statements (Unaudited)

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4. — CONTROLS AND PROCEDURES

PART II — OTHER INFORMATION

SIGNATURES

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This and other of our public filings or public statements contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. These statements relate to future events or our future financial performance with respect to our financial condition, results of operations, business plans and strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products such as private label merchandise, plans and objectives of management, capital expenditures, growth and maturation of our stores and other matters. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “pro forma,” “seek,” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions and such expectations may prove to be incorrect. Some of the things that could cause our actual results to differ substantially from our expectations are:

•                                          the competitive environment in the drugstore industry in general and in the New York greater metropolitan area;

•                                          the ability to open and operate new stores on a profitable basis and to increase sales in existing stores;

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

•                                          employee disputes and labor disturbances, including any resulting from the suspension or termination of our collective bargaining agreements;

•                                          changes in federal and state laws and regulations, including the potential impact of changes in regulations surrounding the importation of pharmaceuticals from foreign countries and changes in laws governing minimum wage requirements;

•                                          liability and other claims asserted against us including the items discussed under Part II, Item 1-Legal Proceedings;

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

•                                          demographic changes; and

•                                          other risks and uncertainties detailed elsewhere in this filing and from time to time in our other filings with the Securities and Exchange Commission (the “SEC”).

We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this filing. We do not, nor does any other person, assume responsibility for the accuracy and completeness of those statements.

We caution you that the areas of risk described above may not be exhaustive. We operate in a continually changing business environment, and new risks emerge from time to time. Management cannot predict such new risks, nor can it assess the impact, if any, of such risks on our businesses or the extent to which any risk or combination of risks may cause actual results to differ materially from those projected in any forward-looking statements. In light of these risks, uncertainties and assumptions, you should keep in mind that any forward-looking statement made in this filing might not occur.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Duane Reade Holdings, Inc. — Successor

Duane Reade Inc. — Predecessor

Consolidated Statements of Operations (Unaudited)

(In thousands)

	For the 13 Weeks Ended
	Successor	Predecessor
	March 26, 2005	March 27, 2004
Net sales	$394,767	$383,310
Cost of sales	321,958	306,808

Gross profit	72,809	76,502

Selling, general and administrative expenses	64,499	58,643
Labor contingency	1,100	1,100
Transaction expenses	427	1,102
Depreciation and amortization	17,646	9,066
Store pre-opening expenses	100	157
Other	1,148	—
	84,920	70,068

Operating (loss) income	(12,111)	6,434
Interest expense, net	11,165	3,437

(Loss) income before income taxes	(23,276)	2,997
Income tax (benefit) expense	(10,474)	1,245

Net (loss) income	$(12,802)	$1,752

The accompanying notes are an integral part of these financial statements.

Duane Reade Holdings, Inc.

Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	March 26, 2005	December 25, 2004
	(Unaudited)
ASSETS
Current Assets
Cash	$1,336	$1,329
Receivables, net	57,160	58,056
Inventories, net	261,149	262,323
Deferred income taxes	9,027	9,027
Prepaid expenses and other current assets	34,096	35,716
TOTAL CURRENT ASSETS	362,768	366,451

Property and equipment, net	236,977	224,460
Goodwill	52,216	52,216
Other assets	290,401	297,032
TOTAL ASSETS	$942,362	$940,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$79,144	$80,154
Accrued interest	3,649	8,209
Other accrued expenses	39,188	56,735
Current portion of debt	179,810	153,870
Current portion of capital lease obligations	2,899	780
TOTAL CURRENT LIABILITIES	304,690	299,748

Long-term debt	355,032	355,032
Capital lease obligations, less current portion	12,717	2,008
Deferred income taxes	37,496	47,971
Other non current liabilities	61,180	51,351
TOTAL LIABILITIES	771,115	756,110

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock, $0.01 par; authorized 50,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par; authorized 2,950,000 shares; Issued and outstanding: 2,594,977 shares	26	26
Paid-in capital	239,472	239,472
Accumulated deficit	(68,251)	(55,449)
TOTAL STOCKHOLDERS’ EQUITY	171,247	184,049

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$942,362	$940,159

The accompanying notes are an integral part of these financial statements.

Duane Reade Holdings, Inc. — Successor

Duane Reade Inc. — Predecessor

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the 13 Weeks Ended
	Successor	Predecessor
	March 26, 2005	March 27, 2004
Cash flows provided by operating activities:
Net (loss) income	$(12,802)	$1,752
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	8,114	6,276
Amortization of other intangibles	10,445	3,268
Deferred tax provision	(10,474)	1,169
Non-cash rent	3,594	1,902
Changes in operating assets and liabilities (net of the effect of acquisitions):
Receivables	897	(4,779)
Inventories	1,409	9,512
Accounts payable	(1,010)	(8,690)
Prepaid and accrued expenses	(22,906)	6,303
Other assets and liabilities, net	6,083	(4,520)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(16,650)	12,193

Cash flows used in investing activities:
Capital expenditures	(7,132)	(7,862)
Lease acquisition, customer file and other costs	(3,096)	(9,257)
Proceeds from sale of property	2,223	—
NET CASH USED IN INVESTING ACTIVITIES	(8,005)	(17,119)

Cash flows from financing activities:
Borrowings from revolving credit facility	475,674	391,344
Repayments of revolving credit facility	(449,734)	(386,259)
Deferred financing costs	(607)	(80)
Exercise of stock options	—	56
Repayments of capital lease obligations	(671)	(102)
NET CASH PROVIDED BY FINANCING ACTIVITIES	24,662	4,959

Net increase in cash	7	33
Cash at beginning of period	1,329	1,252
Cash at end of period	$1,336	$1,285

The accompanying notes are an integral part of these financial statements.

Notes to Unaudited Consolidated Interim Financial Statements

(dollars in thousands)

1. Basis of Presentation

Duane Reade Holdings, Inc. was formed in December 2003 by Oak Hill Capital Partners, LP, a private equity firm (‘‘Oak Hill’’) in order to acquire Duane Reade Inc. and its subsidiaries (the ‘‘Acquisition’’). Duane Reade Holdings, Inc. is a wholly-owned subsidiary of Duane Reade Shareholders, LLC a parent entity also established to effectuate the Acquisition. The Acquisition was completed on July 30, 2004 through the merger of Duane Reade Acquisition (a wholly owned subsidiary of Duane Reade Holdings, Inc.) into Duane Reade Inc. with Duane Reade Inc. being the surviving entity and a wholly owned subsidiary of Duane Reade Holdings, Inc. after the merger transaction. As a result of the Acquisition and resulting change in control and change in historical cost basis of accounting, the operating results are presented separately for predecessor periods up to and including the closing date of the Acquisition and the successor period following the closing date of the Acquisition. The predecessor period financial statements include Duane Reade Inc. and all its subsidiaries and the successor period financial statements include Duane Reade Holdings, Inc. and all its subsidiaries. Duane Reade Holdings, Inc. had nominal activity and no operations prior to the completion of the Acquisition. Except where the context otherwise requires, all references to the ‘‘Company’’ in the Unaudited Consolidated Interim Financial Statements and these footnotes mean the predecessor for periods ending on or before July 30, 2004 and the successor for periods ending after July 30, 2004.

The Unaudited Consolidated Interim Financial Statements included herein reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of operations, financial position and cash flows of the Company, and have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company’s Annual Consolidated Financial Statements for the year ended December 25, 2004. These Unaudited Consolidated Interim Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K/A for the year ended December 25, 2004. The Unaudited Consolidated Interim Financial Statements include the accounts of the Company and its subsidiaries.  All significant intercompany transactions and balances have been eliminated. The results for the interim periods presented are not necessarily indicative of the results expected for the full year.

The Company, along with certain of its subsidiaries, is a guarantor of the debt obligations of Duane Reade Inc. and Duane Reade, the New York general partnership (“Duane Reade GP”). It has no assets or operations other than its investment in its subsidiaries. Accordingly, the Unaudited Consolidated Interim Financial Statements present the consolidated assets and operations of the subsidiaries.  The guarantees provided by the Company and its other subsidiaries under the debt obligations of Duane Reade Inc. and Duane Reade GP are full and unconditional, joint and several.

2. Recently Issued Accounting Pronouncements

In December 2004, SFAS No. 123R, “Share-Based Payment” was issued. This statement established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. The provisions of this statement are required to be adopted for interim or annual periods beginning after December 15, 2005. The Company is currently evaluating the effect of adopting this statement.

The Company previously adopted FAS No. 123, “Accounting for Stock-Based Compensation” and, as permitted under FAS No. 123, has elected the disclosure-only provisions. The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. There is no stock-based employee compensation cost reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) income if the Company had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation (dollars in thousands):

	13 weeks ended
	March 26, 2005	March 27, 2004
Net (loss) income, as reported	$(12,802)	$1,752

Adjust: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects.	143	1,136

Pro forma net (loss) income	$(12,945)	$616

The pro forma compensation expense for stock options has been estimated using the Black-Scholes option pricing model with the following assumptions: for the first quarter of 2005, the model assumes a dividend yield of 0%, expected volatility of 0%, a risk free interest rate of 4.1% and an expected term of 7 years and for the first quarter of 2004, the model assumes a dividend yield of 0%, expected volatility of 50%, a risk free interest rate of 6.6% and an expected term of 8 years. These pro forma disclosures may not be representative of the effects on reported net income for future periods since options vest over several years and options granted prior to 1995 are not considered.

On July 30, 2004, as a result of the Acquisition, all stock options, whether or not then vested, with an exercise price of $16.50 or more per share were cancelled without any payment therefore, and the remaining “in the money” options (excluding certain management options that were forfeited in connection with the Acquisition), whether or not then vested, with exercise prices of less than $16.50 per share were converted into the right to receive the excess of $16.50 per share over the exercise price of each of the options. As a consequence, subsequent to the July 30, 2004 transaction date, all options issued by the Predecessor to purchase previously existing Duane Reade Inc. common stock ceased to exist.

3. Inventory and Cost of Sales

At March 26, 2005, inventories, consisting solely of finished goods, would have been lower by $6.7 million if they had been valued on a lower of first-in, first-out (“FIFO”) cost or market basis instead of a last-in, first-out (“LIFO”) basis. Cost of sales includes all store occupancy-related costs and expenses, consisting of lease and sublease-related income and expenses, other recurring real estate-related income and expenses primarily from sales and terminations of leases related to store closings and relocations, sales of market-related data, store utility costs, warehouse expenses and distribution costs. The Company reflects promotional allowances from vendors as a reduction of cost of sales or advertising expense, depending on the nature of the allowance, when such advertising or promotions have been completed and the related allowances have been earned. For the thirteen weeks ended March 26, 2005, other real estate-related income was $0.1 million as compared to $0.8 million in the thirteen weeks ended March 27, 2004. There was no income realized from the sale of market-related data in any of the periods presented.

4. Exit and Disposal Activities

In connection with the acquisition of Duane Reade Inc. and in accordance with the provisions of Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations” (EITF 95-3), the Company established a reserve of $17.0 million for costs anticipated to be incurred as a result of the planned closing of approximately 11 of its stores.  These costs primarily relate to rent, utilities and other on-going occupancy-related expenses, as well as costs related to inventory liquidation.  During the thirteen weeks ended March 26, 2005, eight of the 11 planned closings occurred (although each of the eight stores operated for some portion of this period), and the Company recorded a net total of $0.6 million of primarily occupancy-related costs against this reserve resulting in the balance of $16.3 million at March 26, 2005.

5. Pharmacy and Customer File Acquisitions

During the first quarters of 2005 and 2004, the Company acquired pharmacy customer files, which were merged into existing stores.  The table below provides details of this acquisition activity for each of the periods presented (dollars in millions).

	13 weeks ended
	March 25, 2005	March 27, 2004
Customer prescription files	1	4
Total acquisitions	1	4

Cash consideration	$0.8	$6.6

Purchase price allocation:
Identifiable intangibles	$0.8	$5.7
Goodwill	—	0.3
Inventory	0.2	0.8
Other assets and liabilities, net	(0.2)	(0.2)
Total	$0.8	$6.6

The acquired operations have been included in the consolidated statement of operations from the date of acquisition and did not have a material effect on sales or results of operations of the Company for the periods presented.

6. Debt

Total debt is composed of the following (in thousands):

Description of Instrument	March 26, 2005	Dec. 25, 2004
Asset-Based Revolving Loan Facility (1)	$179,810	$153,870
Total Current Debt	$179,810	$153,870

Senior Floating Rate Notes due 2010	$160,000	$160,000
9.75% Senior Subordinated Notes due 2011	195,000	195,000
2.1478% Senior Convertible Notes due 2022	32	32
Total Non-current Debt	$355,032	$355,032

Total Debt	$534,842	$508,902

(1) Obligations under this revolving loan facility are classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt and the Company does not meet the criteria of FAS 6 to reclassify the debt as long-term. This is not an indication that this credit facility is expected to be retired within the next year. The Company intends to continue to utilize this facility for its working capital needs through the date of its maturity in July 2008.

Amended Asset-Based Revolving Loan Facility:   On July 21, 2003, Duane Reade GP entered into a new credit agreement. This credit agreement was an asset-based revolving loan which used a pre-determined percentage of the current value of inventory and selected accounts receivable to calculate the availability of funds eligible to be borrowed up to an aggregate principal amount of $200 million. Prior to the amendment described below, the Company’s obligations under the credit agreement and related guarantees were collateralized by substantially all of its assets.

On July 22, 2004, in connection with the Acquisition, the asset-based revolving loan facility was amended to increase the borrowing capacity to an aggregate principal amount of $250 million, subject to an adjusted borrowing base calculation based upon specified advance rates against the value of the Company’s selected inventory, pharmacy prescription files and selected accounts receivable. The amended asset-based revolving loan facility includes a $50 million sub-limit for the issuance of letters of credit.  Obligations under the revolving loan facility are collateralized by a first priority interest in inventory, receivables, pharmacy prescription files, deposit accounts and certain other current assets. Under the amended asset-based revolving loan facility, Duane Reade Inc. and Duane Reade GP are co-obligors. The asset-based revolving loan facility is guaranteed fully and on an unconditional basis by the Company and each of the Company’s other domestic subsidiaries other than the co-obligors.

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

Revolving loans under the asset-based revolving loan facility, at the Company’s option, bear interest at either (i) a rate equal to LIBOR (the London Interbank Offered Rate) plus a margin of from 1.50% to 2.00%, determined based on levels of borrowing availability reset each fiscal quarter or (ii) a rate equal to the prime rate of Banc of America Retail Group Inc. plus a margin of from 0.00% to 0.50%, determined based on levels of borrowing availability reset each fiscal quarter. Borrowings under the amended facility continue to be primarily LIBOR-based. At March 26, 2005, the asset based revolving loan facility bore interest at a rate of 4.32%.

At March 26, 2005, there was $179.8 million outstanding under the revolving credit facility, and approximately $62.6 million of remaining availability, net of $4.2 million reserved for standby letters of credit. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt and the Company does not meet the criteria of Statement of Financial Accounting Standards No. 6 “Classification of Short Term Obligations Expected to be Refinanced” (FAS 6), to reclassify the debt as long-term. The Company intends to continue to utilize this facility for its working capital needs though the date of its maturity in July 2008.

 Senior Secured Floating Rate Notes due 2010: On December 20, 2004, the Company closed an unregistered offering of $160.0 million aggregate principal amount of senior secured floating rate notes due 2010. As noted below, on February 3, 2005, the registration statement filed on Form S-4 in connection with these notes was declared effective by the SEC. Using the net proceeds (without deducting expenses) from that offering, together with approximately $2.2 million of borrowings under the amended asset-based revolving loan facility, the Company repaid all outstanding principal under the $155.0 million senior term loan facility, along with approximately $3.6 million of early repayment premium and accrued but unpaid interest through December 20, 2004.

The senior secured notes bear interest at a floating rate of LIBOR plus 4.50%, reset quarterly. Interest on the senior secured notes is payable quarterly on each March 15, June 15, September 15, and December 15, beginning on March 15, 2005. The senior secured notes mature on December 15, 2010. At March 26, 2005, the Senior Secured Floating Rate Notes bore interest at a rate of 7.05%.

The Company guarantees the senior secured notes on a full and unconditional, senior secured basis. Duane Reade Inc. and Duane Reade GP are co-obligors under the senior secured notes. The senior secured notes rank equally in right of payment with any of the Company’s, Duane Reade Inc.’s or Duane Reade GP’s unsubordinated indebtedness and senior in right of payment to any of the Company’s, Duane Reade Inc.’s or Duane Reade GP’s subordinated or senior subordinated indebtedness. All obligations under the senior secured notes are guaranteed on a senior basis by each of the Company’s existing subsidiaries, other than Duane Reade Inc. and Duane Reade GP, and will be guaranteed by future subsidiaries of Duane Reade Inc. and Duane Reade GP except certain foreign and certain domestic subsidiaries. The senior secured notes and the guarantees are collateralized by a first priority interest in substantially all of Duane Reade Inc. and Duane Reade GP’s assets other than those assets in which the lenders under the amended asset-based revolving loan facility have a first priority interest. The senior secured notes and the guarantees are also collateralized by a second priority security interest in all collateral pledged on a first priority basis to lenders under the amended asset-based revolving loan facility.

Upon the occurrence of specified change of control events, Duane Reade Inc. and Duane Reade GP will be required to make an offer to repurchase all of the senior secured notes at 101% of the outstanding principal amount of the senior secured notes plus accrued and unpaid interest to the date of repurchase. The indenture governing the senior secured notes contains certain affirmative and negative covenants that limit the ability of Duane Reade Inc., Duane Reade GP and their restricted subsidiaries, as defined, to incur additional indebtedness, pay dividends, make repayments on indebtedness that is subordinated to the senior secured notes and to make certain other restricted payments, incur certain liens, use proceeds from sales of assets, enter into business combination transactions (including mergers, consolidations and asset sales), enter into sale-leaseback transactions, enter into transactions with affiliates and permit restrictions on the payment of dividends by restricted subsidiaries. The indenture governing the senior secured notes does not contain financial maintenance covenants. Under a registration rights agreement entered into as part of the offering of the senior secured notes, the Company was required to (i) file a registration statement with the SEC within 120 days after the completion of the offering of the senior secured notes, (ii) use its reasonable best efforts to cause the registration statement to become effective within 180 days after the completion of offering of the senior secured notes, and (iii) use its reasonable best efforts to complete an exchange offer of the initial senior secured notes for registered senior secured notes within 210 days after the offering of the senior secured notes is completed. On January 21, 2005, the Company filed a registration statement on Form S-4, registering an exchange offer relating to the senior secured notes.  On February 3, 2005, the registration statement was declared effective by the SEC. However, on March 7, 2005, prior to the completion of the exchange offer, the Company suspended the exchange offer as a result of the restatement of its financial results. The Company expects to resume the exchange offer once the prospectus for the exchange offer is updated to take account of the restatements. There are no credit ratings related triggers in the indenture governing the senior secured notes that would impact the cost of borrowing, annual amortization of principal or related indebtedness maturity.

At March 26, 2005, the weighted average combined interest rate in effect on all variable rate debt outstanding was 5.60%.

Senior Subordinated Notes Due 2011:   On July 30, 2004, upon completion of the Acquisition, Duane Reade Inc. and Duane Reade GP co-issued $195 million of 9.75% senior subordinated notes due 2011, which were registered on a Form S-4 filing deemed effective by the SEC on December 29, 2004. The senior subordinated notes mature on August 1, 2011 and bear interest at 9.75% per annum payable in semi-annual installments on February 1 and August 1, commencing February 1, 2005. The senior subordinated notes are uncollateralized obligations and subordinated in right of payment to all of the Company’s, Duane Reade Inc.’s and Duane Reade GP’s existing and future unsubordinated indebtedness, including borrowings under the amended asset-based revolving loan facility and the senior secured notes. The senior subordinated notes will rank equally with any future senior subordinated indebtedness and senior to any future subordinated indebtedness. The senior subordinated notes are guaranteed on an uncollateralized, senior subordinated basis by the Company and all of Duane Reade Inc.’s existing direct and indirect domestic subsidiaries other than Duane Reade GP, which is a co-obligor under the senior subordinated notes. Upon the occurrence of specified change of control events, the Company will be required to make an offer to repurchase all of the senior subordinated notes at 101% of the outstanding principal amount of the senior subordinated notes plus accrued and unpaid interest to the date of repurchase. The indenture governing the senior subordinated notes contains certain affirmative and negative covenants that limit the ability of Duane Reade Inc., Duane Reade GP and their restricted subsidiaries to incur additional indebtedness, pay dividends, make repayments on indebtedness that is subordinated to the senior subordinated notes and to make certain other restricted payments, incur certain liens, use proceeds from sales of assets, enter into business combination transactions (including mergers, consolidations and asset sales), enter into transactions with affiliates and permit restrictions on the payment of dividends by restricted subsidiaries.  There are no credit ratings related triggers in the indenture governing the senior subordinated notes that would impact the cost of borrowing, annual amortization of principal or related indebtedness maturity.

2.1478% Senior Convertible Notes due April 16, 2022:   On April 16, 2002, Duane Reade Inc. completed an offering of $381.5 million aggregate principal amount of Senior Convertible Notes maturing on April 16, 2022 (the “Convertible Notes”). The Convertible Notes were issued at a price of $572.76 per note (57.276% of the principal amount at maturity) and pay cash interest at the rate of 2.1478% per year on the principal amount at maturity, payable semi-annually in arrears on April 16 and October 16 of each year beginning on October 16, 2002, until April 16, 2007. After that date, interest will accrue on the notes as amortization of the original issue discount representing a yield to maturity of 3.75% per year, computed on a semi-annual bond equivalent basis. In December 2002, Duane Reade Inc. repurchased a total of $30.5 million principal value of the Convertible Notes at an average purchase price of $486.99 per $1,000 note, resulting in a remaining net outstanding balance of $201.0 million.

In connection with the Acquisition, Duane Reade Inc. made a tender offer to repurchase all of the $351.0 million outstanding principal value of the Convertible Notes. Upon the closing of the tender offer, a total of $350.9 million principal value ($201.0 million issuance value) was tendered for repurchase, leaving only $55.0 thousand principal value ($32.0 thousand of issuance value) outstanding. Duane Reade Inc. may redeem for cash all or a portion of the principal value of the outstanding Convertible Notes at any time after April 16, 2007, at a price equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, to the redemption date.

7. Income Taxes

Income taxes are recorded based on the estimated combined statutory tax rates expected to be applicable for the full fiscal year less applicable employment related tax credits. The effective tax rate is lower than the combined statutory rates, primarily reflecting the impact of these income tax credits. The wage-based employment tax credits represent the economic benefits earned by the Company for its participation in various federal and state hiring incentive programs. These benefits are based on the number of qualifying employees hired and retained by the Company for a specified time period. Employees qualify for these hiring programs primarily as a result of their enrollment in various economic assistance programs.

8. Commitments and Contingencies

The Company is party to legal actions arising in the ordinary course of business. Based on information presently available to management, the Company believes that it has adequate legal defenses or insurance coverage for these actions and that the ultimate outcome of these actions will not have a material adverse effect on the financial position, results of operation or cash flows of the Company. In addition, the Company is a party to the following legal actions and matters:

During 2002, the Company initiated a legal action against its former property insurance carrier, in an attempt to recover what it believes to be a fair and reasonable settlement for the business interruption portion of its claim originating from the September 11, 2001 World Trade Center terrorist attack, during which its single highest volume and most profitable store was completely destroyed. The claim is pending before the United States District Court for the Southern District of New York. In September 2003, a trial on certain issues was held regarding some of the matters at issue in the litigation, including whether the Company would have obtained a renewal of its lease at the World Trade Center. The Company has received a favorable ruling on this and other legal issues in the case and now the matter has moved into an appraisal process. The appraisal process involves two appraisers and an arbitrator (to resolve differences between the two appraisers) who will determine the amount of insured loss the Company has sustained. The insurance carrier has appealed a number of rulings by the trial court. The appraisal process is proceeding and the Company may have a determination by late in the second quarter or early in the third quarter of 2005. However, in light of the inherent uncertainty in litigation relating to the insurance carrier’s appeal, the amount of additional insurance proceeds, if any, that the Company may collect under the terms of our insurance contract with the defendant cannot be reasonably predicted or determined at this time, and therefore, the Company has not accrued any additional income related to this potential settlement. In fiscal 2002, the Company received an advance of approximately $9.4 million toward the business interruption claim that was recognized as a separate component of income in the consolidated statement of income. In the event of an unfavorable outcome to the Company, this amount would not be required to be returned to the insurance company.

Duane Reade Inc., Mr. Cuti, Mr. Henry and Mr. Charboneau have been named as defendants in connection with the consolidation of several class action complaints alleging violations of the federal securities laws that were filed from August 2002 through October 2002. The action, which was in the United States District Court for the Southern District of New York, was on behalf of shareholders who purchased the Company’s common stock between April 1, 2002 and July 24, 2002, inclusive. The complaint, which sought an unspecified amount of damages, alleged that the defendants violated the federal securities laws by issuing materially false and misleading statements during the class period. On December 1, 2003, the district judge granted the Company’s motion to dismiss the plaintiff’s action, with prejudice. The plaintiffs subsequently filed an appeal. On August 17, 2004, the U.S. Court of Appeals affirmed the district court’s ruling in the Company’s favor.

The Company is a defendant in a class action suit in the Federal Court for the Southern District of New York filed in January 2000 regarding alleged violations of the Fair Labor Standards Act as to a group of individuals who provided delivery services on a contract basis to the Company. In December 2002, the judge in the action issued a partial summary judgment in favor of a subclass of the plaintiffs and against the Company. In December 2003, the Company settled the issue of the amount of its liability to the plaintiffs without any admission of wrongdoing and in an amount consistent with its previously established reserves. By a decision dated August 4, 2004, the district court awarded the plaintiffs certain attorneys’ fees in this matter. The Company has fully reserved the amounts of the fees in question and has appealed this award.

The Company is a party to a National Labor Relations Board (“NLRB”) administrative proceeding regarding a dispute with the Allied Trades Council (“ATC”) over whether a negotiating impasse was reached between the Company and the union in August of 2001. The Allied Trades Council represents employees in 139 of the Company’s stores in a collective bargaining agreement that expired on August 31, 2001. The Company’s employees have been working pursuant to the terms of the Company’s December 6, 2001 implemented contract with the ATC, which expired on August 31, 2004. The Company believes an impasse did in fact occur and as a result, it had the right to implement its latest contract proposal at that time which included wage increases, health and welfare benefits, vacation and sick benefits and a 401(k) retirement program. The Company discontinued making additional payments into the various funds associated with the union as it was providing many of these benefits on a direct basis and because it believes it’s past contributions to these funds caused these funds to be in a position of excessive overfunding. In addition, the Company had concerns that its past payments into these funds were not being managed in a way to ensure they were being properly utilized for the benefit of its employees. On February 18, 2004, an Administrative Law Judge (“ALJ”) who had reviewed various matters related to this proceeding issued a decision and related recommendation, which concluded that the parties were not at impasse. The remedies recommended by the ALJ included, among other things, a requirement for the Company to make its employees whole by reimbursing them for expenses ensuing from the failure to make contributions to the union funds and to make such funds whole, plus interest. This recommendation was adopted by a three-member panel of the NLRB on September 15, 2004. The NLRB’s determination has been appealed by the Company. If it is enforced by the court of appeals, it could result in the

Company being required to contribute amounts that have yet to be determined into the union’s pension benefit, health and welfare and vacation funds. Any potential required contributions resulting from a final judicial determination of this matter would potentially be subject to offset by the amounts that the Company had funded since it implemented its final contract proposal for these same benefits that were paid for its Allied Trades Council employees. Because the NLRB decision represents the first phase of a long and complicated administrative process to be followed by a full judicial review of all of the facts and circumstances, the final outcome cannot be reliably determined at this time. The NLRB’s decision is subject to judicial review by the D.C. Circuit Court of Appeals and a compliance hearing before any financial remedy can be determined. The Company is in the process of filing appeal papers with the D.C. Circuit Court of Appeals. Subsequent to the completion of filing these papers, which will be mid-summer 2005, the Court will schedule a hearing and sometime thereafter will render a decision. While there can be no definitive assurance, the Company has been advised by its outside labor counsel that its petition for review contains a number of valid defenses and arguments against enforcement of the NLRB decision.

In light of the foregoing, while it is the Company’s belief that the final financial outcome of this litigation cannot be determined, under the provisions of Statement of Financial Accounting Standard No 5 which addresses contingencies, the Company has recorded cumulative pre-tax charges of $18.1 million, including $1.1 million in the thirteen weeks ended March 26, 2005. These charges represent the Company’s current best estimate of the loss that would result upon application of the NLRB’s decision. The Company notes that such charges were based upon the facts available to it at the time. In the Company’s opinion, such charges could be subject to significant modification in the future, upon review by the D.C. Circuit Court of Appeals, completion of a compliance hearing and any appeals relating to the outcome of that hearing. These charges reflect the amount of contributions that the Company did not make into the union benefit funds for the period from the August 31, 2001 expiration of the contract through March 26, 2005, reduced by a portion of the benefits it paid directly to or for the benefit of these employees over the same period. It also includes an interest cost for these net contributions from the date they would have been paid until March 26, 2005. While this represents the Company’s current best estimate of the ALJ’s recommendation, the Company believes that, as of March 26, 2005, the actual range of loss in this matter could be from $0 if the Circuit Court of Appeals does not enforce the NLRB decision at all, to approximately $40 million, if the NLRB’s decision is upheld and there is no offset for any benefits paid over this period.

Until such time as further legal developments warrant a change in the application of this accounting standard, or until this matter is resolved, the Company will record additional non-cash pre-tax charges, including interest, which are calculated on the same basis as the charges recorded in the 2003 and 2004 financial statements. The Company currently estimates that the pre-tax charge recorded during the full 12 months of 2005 will approximate $4.4 million, subject to changes in the relevant interest rate.

The Company is a party to related lawsuits, Irving Kroop, et al v. Duane Reade, NY, NY et al, 00 Civ. 9841, et al., instituted by the trustees of several union benefit funds wherein the funds claim that the Company did not make certain required contributions to these funds from January 2000 through August 2001. By decisions dated August 5, 2004 and September 27, 2004, the District Court awarded judgment to the funds on certain aspects of their complaints. These partial judgments, for which the Company has provided adequate reserves, are subject to further appeal by the Company. The remaining unresolved portions of the plaintiffs’ claims are still being litigated and accordingly, the Company intends to continue to vigorously defend itself in these matters. At this time, it is not possible to determine the ultimate outcome of this case or the actual amount of liability the Company may face, if any.

The Company is involved in an ongoing dispute with Cardinal Health, one of its former suppliers of pharmaceutical products. Both parties have claims against the other involving, among other things, breach of contract, promissory estoppel and unjust enrichment. Duane Reade is seeking from Cardinal an unspecified amount of damages and punitive damages of at least $20 million. Cardinal is seeking approximately $18 million in damages plus attorney’s fees and interest. While there can be no definitive assurance, the Company believes it has counterclaims that offset the claims against it by Cardinal, as well as meritorious defenses to these claims, and plans to vigorously pursue its affirmative claims and to vigorously defend itself in this action. Non-party discovery in the case has concluded and it is expected to go to trial in the second half of 2005.

A New York State Tax Appeal ruling in a matter involving another company may have an adverse impact upon the Company’s New York State Franchise Tax filings from years 1999 through 2002. This matter relates to the required combination of affiliated subsidiaries in recognizing royalty fee and related income for intangible property. The ruling is subject to further legal appeal and interpretation in light of the Company’s own specific facts and circumstances. The outcome of this matter, and the resulting amount of additional income tax expense, if any, cannot be determined by the Company at this time.

In November 2004, Duane Reade Inc. was served with a class action complaint, Damassia v. Duane Reade Inc. The lawsuit was filed in the United States District Court, Southern District of New York. The complaint alleges that, from the period beginning November 1998, the Company incorrectly gave some employees the title, “Assistant Manager,” in an attempt to avoid paying these employees overtime, in contravention of the Fair Labor Standards Act and the New York Law. The complaint seeks twice an unspecified amount of unpaid wages. The Company believes this claim to be without merit, and it intends to defend itself vigorously against this claim. However, due to the uncertainty of litigation, there can be no assurance as to the ultimate outcome of this matter.

In January 2005, the Equal Employment Opportunity Commission filed an action against the Company in the U.S. District Court for the Southern District of New York alleging, among other things, that the Company created a hostile work environment for three female store employees, and potentially a class of such female employees.  This action is in its early stages, and accordingly it is not possible to determine the ultimate outcome, which, if adverse, could be material.  However, the Company believes that the allegations are wholly without merit and intends to vigorously defend itself in this matter.

Litigation Relating to the Merger Transaction:  The Company is aware of six purported class action complaints challenging the Acquisition consummated by Duane Reade Inc. and Duane Reade Acquisition that have been filed in the Court of Chancery of the State of Delaware, referred to as the “Delaware Complaints,” and three purported class action complaints that have been filed in the Supreme Court of the State of New York. Two of the New York complaints have been dismissed without prejudice. The other New York complaint (the “New York Complaint”) is pending but has not been served on the Duane Reade.  The Delaware Complaints name Mr. Cuti and certain other members of the Company’s board of directors and executive officers as well as Duane Reade as defendants. Four of the Delaware Complaints name Oak Hill as a defendant. The New York Complaint names Mr. Cuti and certain other members of the Company’s board of directors and executive officers as well as Duane Reade as defendants. One of the dismissed New York complaints named Oak Hill as a defendant.

The Delaware Complaints were consolidated on January 28, 2004, and on April 8, 2004 the plaintiffs in the Delaware actions filed a consolidated class action complaint. The Company believes these lawsuits are without merit and plans to defend these lawsuits vigorously.

9. Condensed Consolidating Financial Information of Subsidiary Guarantors and Co-Obligors

The 9.75% Senior Subordinated Notes due 2011 and the Senior Secured Floating Rate Notes due 2010 were co-issued by Duane Reade Inc. and Duane Reade GP, each of whom is considered a “co-obligor.” The Company and each of its’ other subsidiaries, composed of DRI I Inc., Duane Reade International, Inc. and Duane Reade Realty, Inc., are guarantors of such notes. The guarantee of the Company and of each subsidiary guarantor is full and unconditional and joint and several.

The following condensed consolidating financial information for the Company presents the financial information of Duane Reade Holdings, Inc., the co-obligors and the subsidiary guarantors, prepared on the equity basis of accounting. Such presentation is based on the Company’s understanding and interpretation of Rule 3-10 under the Securities and Exchange Commission’s Regulation S-X. The financial information may not necessarily be indicative of results of operations or financial position had the subsidiary guarantors operated as independent entities.

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Operations

For the 13 weeks ended March 26, 2005

(Successor)

(in thousands)

						Duane Reade
	Duane Reade	Duane	Duane	Subsidiary	Consolidating	Holdings, Inc.
	Holdings, Inc.	Reade Inc.	Reade GP	Guarantors	Adjustments	Consolidated
Net sales	$—	$—	$394,767	$—	$—	$394,767
Cost of sales	—	—	321,958	—	—	321,958
Gross profit	—	—	72,809	—	—	72,809
Selling, general & administrative expenses	—	—	76,258	(11,759)	—	64,499
Labor contingency	—	—	1,100	—	—	1,100
Transaction expense	—	—	427	—	—	427
Depreciation and amortization	—	—	17,646	—	—	17,646
Store pre-opening expense	—	—	100	—	—	100
Other	—	—	1,148	—	—	1,148
Operating (loss) income	—	—	(23,870)	11,759	—	(12,111)
Equity earnings in affiliates	12,802	12,802	—	193	(25,797)	—
Interest expense, net	—	—	11,165	—	—	11,165
Income (loss) before income taxes	(12,802)	(12,802)	(35,035)	11,566	25,797	(23,276)
Income tax (benefit) expense	—	—	(15,765)	5,291	—	(10,474)
Net income (loss)	$(12,802)	$(12,802)	$(19,270)	$6,275	$25,797	$(12,802)

DUANE READE INC.

Condensed Consolidating Statement of Operations

For the 13 weeks ended March 27, 2004

(Predecessor)

(in thousands)

					Duane
	Duane		Subsidiary	Consolidating	Reade Inc.
	Reade Inc.	Duane Reade GP	Guarantors	Adjustments	Consolidated
Net sales	$—	$383,310	$—	$—	$383,310
Cost of sales	—	306,808	—	—	306,808
Gross profit	—	76,502	—	—	76,502
Selling, general & administrative expenses	11	68,865	(10,233)	—	58,643
Labor contingency	—	1,100	—	—	1,100
Transaction expense	—	1,102	—	—	1,102
Depreciation and amortization	—	9,066	—	—	9,066
Store pre-opening expense	—	157	—	—	157
Operating (loss) income	(11)	(3,788)	10,233	—	6,434
Equity earnings in affiliates	(1,758)	—	42	1,716	—
Interest expense, net	—	3,437	—	—	3,437
Income (loss) before income taxes	1,747	(7,225)	10,191	(1,716)	2,997
Income tax (benefit) expense	(5)	(3,001)	4,251	—	1,245
Net income (loss)	$1,752	$(4,224)	$5,940	$(1,716)	$1,752

DUANE READE HOLDINGS, INC.

Condensed Consolidating Balance Sheet

For the period ended March 26, 2005

(Successor)

(in thousands)

						Duane Reade
	Duane Reade	Duane	Duane	Subsidiary	Consolidating	Holdings, Inc.
	Holdings, Inc.	Reade Inc.	Reade GP	Guarantors	Adjustments	Consolidated
Assets
Current assets
Cash	$—	$—	$1,294	$42	$—	$1,336
Receivables	—	(127,866)	313,504	(60,086)	(68,392)	57,160
Inventories	—	—	261,149	—	—	261,149
Deferred income taxes	—	10,167	5,049	(6,189)	—	9,027
Prepaid expenses and other assets	—	—	34,096	—	—	34,096
Total current assets	—	(117,699)	615,092	(66,233)	(68,392)	362,768
Investment in affiliates	171,247	(21,209)	—	(1,289)	(148,749)	—
Property and equipment	—	—	236,977	—	—	236,977
Goodwill, net	—	—	52,216	—	—	52,216
Deferred income taxes	—	1,645	9,032	(10,677)	—	—
Other assets	—	17,015	292,971	263,657	(283,242)	290,401
Total assets	$171,247	$(120,248)	$1,206,288	$185,458	$(500,383)	$942,362

Liabilities and Stockholders Equity
Current liabilities
Accounts payable	$—	$—	$79,144	$—	$—	$79,144
Accrued interest	—	—	3,649	—	—	3,649
Accrued expenses	—	70	39,118	—	—	39,188
Current portion of debt	—	—	179,810	—	—	179,810
Current portion of capital lease obligation	—	—	2,899	—	—	2,899
Total current liabilities	—	70	304,620	—	—	304,690

Long term debt	—	—	624,249	—	(269,217)	355,032
Capital lease obligation, less current portion	—	—	12,717	—	—	12,717
Deferred income taxes	—	65,850	(55,174)	26,821	—	37,497
Other non-current liabilities	—	2,564	58,615	—	—	61,179
Total liabilities	—	68,484	945,027	26,821	(269,217)	771,115

Stockholders equity
Common stock	26	—	26	—	(26)	26
Paid-in-capital	239,472	17,015	321,889	—	(338,904)	239,472
Retained earnings	(68,251)	(205,747)	(60,654)	158,637	107,764	(68,251)
Total stockholders equity	171,247	(188,732)	261,261	158,637	(231,166)	171,247
Total liabilities and stockholders equity	$171,247	$(120,248)	$1,206,288	$185,458	$(500,383)	$942,362

DUANE READE HOLDINGS, INC.

Condensed Consolidating Balance Sheet

For the fiscal year ended December 25, 2004

(Successor)

(in thousands)

						Duane Reade
	Duane Reade	Duane	Duane	Subsidiary	Consolidating	Holdings, Inc.
	Holdings, Inc.	Reade Inc.	Reade GP	Guarantors	Adjustments	Consolidated
Assets
Current assets
Cash	$—	$—	$1,297	$32	$—	$1,329
Receivables	—	(127,936)	314,394	(60,010)	(68,392)	58,056
Inventories	—	—	262,323	—	—	262,323
Deferred income taxes	—	10,167	5,049	(6,189)	—	9,027
Prepaid expenses and other assets	—	—	35,716	—	—	35,716
Total current assets	—	(117,769)	618,779	(66,167)	(68,392)	366,451
Investment in affiliates	184,049	(8,407)	—	(1,096)	(174,546)	—
Property and equipment	—	—	224,460	—	—	224,460
Goodwill, net	—	—	52,216	—	—	52,216
Deferred income taxes	—	1,645	9,032	(10,677)	—	—
Other assets	—	17,015	299,603	251,831	(271,417)	297,032
Total assets	$184,049	$(107,516)	$1,204,090	$173,891	$(514,355)	$940,159

Liabilities and Stockholders Equity
Current liabilities
Accounts payable	$—	$—	$80,154	$—	$—	$80,154
Accrued interest	—	—	8,209	—	—	8,209
Accrued expenses	—	—	56,735	—	—	56,735
Current portion of debt	—	—	153,870	—	—	153,870
Current portion of capital lease obligation	—	—	780	—	—	780
Total current liabilities	—	—	299,748	—	—	299,748

Long term debt	—	—	612,424		(257,392)	355,032
Capital lease obligation, less current portion	—	—	2,008	—	—	2,008
Deferred income taxes	—	65,849	(39,408)	21,530	—	47,971
Other non-current liabilities	—	2,565	48,786	—	—	51,351
Total liabilities	—	68,414	923,558	21,530	(257,392)	756,110

Stockholders equity
Common stock	26	—	—	—	—	26
Paid-in-capital	239,472	17,015	321,915	—	(338,930)	239,472
Retained earnings	(55,449)	(192,945)	(41,383)	152,361	81,967	(55,449)
Total stockholders equity	184,049	(175,930)	280,532	152,361	(256,963)	184,049
Total liabilities and stockholders equity	$184,049	$(107,516)	$1,204,090	$173,891	$(514,355)	$940,159

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows

For the 13 weeks ended March 26, 2005

(Successor)

(in thousands)

						Duane Reade
	Duane Reade	Duane	Duane	Subsidiary	Consolidating	Holdings, Inc.
	Holdings, Inc.	Reade Inc.	Reade GP	Guarantors	Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(12,802)	$(12,802)	$(19,270)	$6,275	$25,797	$(12,802)
Adjustments to reconcile net income (loss) to net cash (used in) / provided by operating activities:
Depreciation and amortization of property and equipment	—	—	18,559	—	—	18,559
Deferred tax provision	—	—	(15,765)	5,291	—	(10,474)
Other	12,802	12,802	3,594	193	(25,797)	3,594
Changes in operating assets and liabilities:
Receivables	—	(70)	891	76	—	897
Inventories	—	—	1,409	—	—	1,409
Accounts payable	—	—	(1,010)	—	—	(1,010)
Prepaid and accrued expenses	—	70	(22,976)	—	—	(22,906)
Increase in other assets (liabilities), net	—	—	17,908	(11,825)	—	6,083
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	—	—	(14,437)	10	—	(16,650)

Capital expenditures	—	—	(7,132)	—	—	(7,132)
Lease acquisition and other costs	—	—	(3,096)	—	—	(3,096)
Proceeds from sale of property	—	—	2,223	—	—	2,223
NET CASH USED IN INVESTING ACTIVITIES	—	—	(8,005)	—	—	(8,005)

Cash flows from financing activities:
Deferred financing costs	—	—	(607)	—	—	(607)
Borrowings from revolving credit facility	—	—	475,674	—	—	475,674
Repayments of revolving credit facility	—	—	(449,734)	—	—	(449,734)
Repayments of capital lease obligations	—	—	(671)	—	—	(671)
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	24,662	—	—	24,662

Net (decrease) increase in cash	—	—	(3)	10	—	7
Cash at beginning of period	—	—	1,297	32	—	1,329
Cash at end of period	$—	$—	$1,294	$42	$—	$1,336

DUANE READE INC.

Condensed Consolidating Statement of Cash Flows

For the 13 weeks ended March 27, 2004

(Predecessor)

(in thousands)

					Duane
	Duane	Duane	Subsidiary	Consolidating	Reade Inc.
	Reade Inc.	Reade GP	Guarantors	Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$1,752	$(4,224)	$5,940	$(1,716)	$1,752
Adjustments to reconcile net income (loss) to net cash provided by / (used in) operating activities:
Depreciation and amortization of property and equipment	—	9,544	—	—	9,544
Deferred tax provision	(80)	(3,002)	4,251	—	1,169
Other	(1,758)	1,902	42	1,716	1,902
Changes in operating assets and liabilities:
Receivables	(906)	(3,987)	114	—	(4,779)
Inventories	—	9,512	—	—	9,512
Accounts payable	—	(8,690)	—	—	(8,690)
Prepaid and accrued expenses	936	5,367	—	—	6,303
Increase in other assets (liabilities), net	—	5,730	(10,250)	—	(4,520)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(56)	12,152	97	—	12,193

Capital expenditures	—	(7,862)	—	—	(7,862)
Lease acquisition and other costs	—	(9,257)	—	—	(9,257)
NET CASH USED IN INVESTING ACTIVITIES	—	(17,119)	—	—	(17,119)

Cash flows from financing activities:
Deferred financing costs	—	(80)	—	—	(80)
Borrowings from revolving credit facility	—	391,344	—	—	391,344
Repayments of revolving credit facility	—	(386,259)	—	—	(386,259)
Proceeds from exercise of stock options	56	—	—	—	56
Repayments of capital lease obligations	—	(102)	—	—	(102)
NET CASH PROVIDED BY FINANCING ACTIVITIES	56	4,903	—	—	4,959

Net (decrease) increase in cash	—	(64)	97	—	33
Cash at beginning of period	—	1,204	48	—	1,252
Cash at end of period	$—	$1,140	$145	$—	$1,285

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Our business consists of the sale of a wide variety of health and beauty care products, convenience oriented food and general merchandise items and a pharmacy operation managed to supply customers with their prescription needs. We refer to the non-prescription portion of our business as front-end sales because most of these sales are processed through the front main check-out sections of our stores. This portion of our business consists of brand name and private label health and beauty care items, food and beverages, tobacco products, cosmetics, housewares, greeting cards, photofinishing services, photo supplies and seasonal and general merchandise. Health and beauty care products, including over-the-counter items, represent our highest volume categories within front-end sales. The front-end portion of our business represented 50.5% of our sales in the quarter ended March 26, 2005, and is characterized by generally higher gross margins that are approximately twice that of our pharmacy or back-end business.

Because of our numerous convenient locations in high-traffic commercial and residential areas and the lack of other convenience oriented retailers in our core market areas, our front-end business is generally a larger proportion of our total sales than other major conventional drug store chains, which average between 30% to 40%, but as is the case with most other drug store chains, represents a decreasing share of business year after year due to the faster rate of pharmacy sales growth. Our pharmacy sales include all items we sell by prescription filled at our retail locations or by our central fill facility and delivered to our stores or direct to customers. In addition, we include in our pharmacy sales certain resales of retail pharmaceutical inventory. The pharmacy portion of our business is dominated by and dependent upon a number of third party private and government-sponsored plans that contract with us as an authorized provider of prescriptions.

Sales to third party prescription plans represented 92.7% of our prescription sales in the quarter ended March 26, 2005.  Pharmacy sales have experienced a faster rate of sales growth than the front-end portion of our business due to a number of favorable demographic and industry trends such as the aging of the population, expanded penetration of third party private and government-sponsored coverage and the increasing utilization of prescriptions to improve quality of life and in place of medical procedures. As a result, pharmacy sales have grown at a rapid pace in both numbers of prescriptions dispensed as well as inflation driven increases in costs.  While these factors all contributed to the increasing proportion of pharmacy sales to our total sales, the rate of our pharmacy sales growth has been slowing in the last few years due to an increased focus on the part of both government and private plans to control the high costs of providing these benefits. The rate of growth for pharmacy retailers has also slowed as a result of an increased penetration by mail order and internet based providers. In the second half of 2004 we experienced a further slow down of pharmacy sales growth due to the negative publicity surrounding the temporary recall of high volume Vioxx and other Cox 2 inhibitors.

During 2003, President Bush signed the Medicare Drug Act, which created a new Medicare Part D benefit that will expand Medicare coverage of prescription drugs for senior citizens not participating in third party plans. Sales to such customers represent less than 2% of our total revenue. This new Medicare coverage is scheduled to take effect in 2006 and is expected to result in decreased pharmacy margins resulting from lower reimbursement rates than our current margins on prescriptions that are not subject to third party reimbursement. In June 2004, a temporary senior citizen prescription drug discount program furnished under this Medicare legislation was implemented and is expected to remain in effect until the full Medicare program takes effect in 2006. This temporary program has also resulted in lower pharmacy margins than those previously realized on prescriptions that were not subject to third party plan reimbursement. Based on our experience over time, we expect that increased utilization of prescription drugs by senior citizens participating in the new programs will offset the effect of lower margins on our revenues.

In fiscal 2003 and again in fiscal 2004, New York State reduced Medicaid and EPIC prescription reimbursement rates, adversely impacting our pharmacy gross margins. The most recent reductions became effective on October 1, 2004, and are expected to reduce reimbursements by approximately $1.4 million on an annual basis. New Jersey also implemented reduced Medicaid reimbursement rates in 2003. The New York State legislature has also recently approved increases in co-payments by $1.00 per prescription for branded drugs and $0.50 per prescription for generics in the new budget which will take effect on July 1, 2005. Under the Medicaid guidelines, providers cannot refuse to dispense prescriptions to Medicaid recipients who claim that they do not have the means to pay the required co-payments. Most Medicaid recipients do in fact decline to make the co-payments, resulting in the requirement for the provider to absorb this cost. These increased co-payments for NY Medicaid are expected to result in further reduced reimbursements of approximately $1.4 million per year.

In an effort to offset some of the adverse pharmacy gross margin impacts from the trends discussed above, there has been an intensified effort on the part of retailers to support increased utilization of lower priced but higher margin generic prescriptions in place of branded medications. Improved generic utilization rates as well as increased purchases direct from manufacturers rather than through wholesalers enabled us to achieve improved gross margins on pharmacy retail sales during 2004 and in the first quarter of 2005.

We are also impacted by recent legislation in states to increase the minimum hourly wages above the federal minimum of $5.15. New York State increased the minimum hourly wage from $5.15 to $6.00 on January 1, 2005 with further scheduled increases to $6.75 on January 1, 2006 and $7.15 on January 1, 2007. The New Jersey legislature has approved increases in the minimum hourly wage from $5.15 to $6.15 on October 1, 2005 and to $7.15 on October 1, 2006. While these increases will impact our cost of labor, we believe we can offset a significant portion of these cost increases through initiatives designed to further improve our labor efficiency.

We operate approximately 85% of our 249 stores in New York City and the remainder in the surrounding areas, and our financial performance is therefore heavily influenced by the local economy. We analyze a number of economic indicators specific to New York City to gauge the health of this economy, including unemployment rates, job creation, gross city product and bridge and tunnel commuter traffic patterns. We also analyze market share data, same-store sales trends, average store sales and sales per square foot data among other key performance indicators to monitor our overall performance. During 2004 and the first quarter of 2005, the New York City economy generally reflected an improving trend for most of these external economic indicators.

Our primary assets are our ownership of 100% of the outstanding capital stock of Duane Reade Inc., which in turn owns 99% of the outstanding partnership interest of Duane Reade GP and all of the outstanding common stock of DRI I Inc. DRI I Inc. owns the remaining 1% partnership interest in Duane Reade GP. Substantially all of our operations are conducted through Duane Reade GP. In August 1999, we established two new subsidiaries, Duane Reade International, Inc. and Duane Reade Realty, Inc. Duane Reade GP distributed to Duane Reade Inc. and DRI I Inc. all rights, title, and interest in all its trademarks, trade names and all other intellectual property rights. In turn, Duane Reade Inc. and DRI I Inc. made a capital contribution of these intellectual property rights to Duane Reade International. This change created a controlled system to manage and exploit these intellectual property rights separate and apart from the retail operations. In addition, Duane Reade GP distributed some of its store leases to Duane Reade Inc. and DRI I Inc., which in turn made a capital contribution of these leases to Duane Reade Realty. Duane Reade Realty is the lessee under certain store leases entered into after its creation. Duane Reade Realty subleases to Duane Reade GP the properties subject to those leases. The consolidated financial statements included in this filing reflect the accounts of Duane Reade Holdings, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

New York City Economy

Between 2001 and 2003, the New York City economy experienced a regional cyclical downturn and a series of unusual events, such as the World Trade Center attacks and one-time significant increases in real estate taxes and insurance costs. The New York greater metropolitan area experienced above average unemployment levels, especially in the key midtown and downtown Manhattan financial districts and lagged behind the improving national economy throughout 2003 and the early part of 2004. However, more recently it has shown substantial improvements in employment, tourism and overall commerce relative to the last few years. The March 2005 seasonally adjusted unemployment data for New York City indicated an unemployment rate of 5.2%, compared to a national rate of 5.2%. In addition, the New York City unemployment rate reflected a significant improvement as compared to the monthly average rate of 8.5% reported for the first quarter of 2004.

Results of Operations

The Thirteen Weeks Ended March 26, 2005 for the Successor as Compared to the Thirteen Weeks Ended March 27, 2004 for the Predecessor

For the first quarter of 2005, we achieved net sales of $394.8 million and sustained a net loss of $12.8 million, as compared to net sales of $383.3 million and net income of $1.8 million in the first quarter of the previous year. The decline in earnings is due to the following factors:

•                                          An increase in depreciation and amortization expense by $8.6 million. This increase was attributable to the acquisition related purchase accounting adjustments to the valuation of store leases, prescription pharmacy files and property, plant and equipment under FAS 141 as well as the depreciation of capital expenditures and amortization of intangibles acquired in 2004 and 2005.

•                                          Increased interest expenses by $7.7 million resulting from the new debt incurred in connection with the Acquisition.

•                                          A decline in gross margin from 20.0% in the first quarter of 2004 to 18.4% in the first quarter of 2005. The decrease was primarily attributable to lower vendor allowances, increased inventory shrink losses, lower levels of real estate related income and increased non-cash rent expense of $1.9 million, or 0.5% of sales, that was attributable to the application of purchase accounting under FAS 141, “Business Combinations,” in connection with the July 30, 2004 acquisition by Oak Hill.

•                                          Increased store payroll costs resulting from higher minimum wages in New York and increased pharmacy labor rates driven by the pharmacist shortage.

•                                          Increased legal and litigation related expenses that resulted from certain labor related disputes, the World Trade Center business interruption insurance claim and litigation with a former pharmacy supplier.

The following sets forth the results of operations for the periods indicated:

	13 Weeks Ended
	Successor		Predecessor
	March 26, 2005		March 27, 2004
In thousands, except percentages	Dollars	% of Sales	Dollars	% of Sales
Net sales	$394,767	100.0%	$383,310	100.0%
Cost of sales	321,958	81.6	306,808	80.0
Gross profit	72,809	18.4	76,502	20.0
Selling, general & administrative expenses	64,499	16.3	58,643	15.3
Labor contingency	1,100	0.3	1,100	0.3
Transaction expense	427	0.1	1,102	0.3
Depreciation and amortization	17,646	4.5	9,066	2.4
Store pre-opening expenses	100	0.0	157	0.0
Other	1,148	0.3	—	0.0
Operating (loss) income	(12,111)	-3.1	6,434	1.7
Interest expense, net	11,165	2.8	3,437	0.9
(Loss) income before income taxes	(23,276)	-5.9	2,997	0.8
Income tax (benefit) expense	(10,474)	-2.7	1,245	0.3
Net (loss) income	$(12,802)	-3.2%	$1,752	0.5%

Net sales were $394.8 million in the thirteen weeks ended March 27, 2005, representing an increase of 3.0% as compared to net sales of $383.3 million in the thirteen weeks ended March 27, 2004. Resale activity accounted for a decrease of 1.5%, while retail sales to customers increased by 4.5% over this period. Same-store sales increased by 2.0% over the first quarter last year with the balance of the increase coming from the full quarterly results of two net new stores opened in the first quarter last year and six net new stores opened since the end of last year’s first quarter.

Pharmacy sales increased from $192.2 million in the first quarter of 2004 to $195.5 million in the first quarter of 2005, an increase of 1.7%, and represented 49.5% of total sales, as compared with 50.1% of total sales in the first quarter of 2004. The overall pharmacy sales increase includes a decrease of 2.9% resulting from the reduced resale activity, offset by an increase of 4.6% in normal retail pharmacy sales. Pharmacy same-store sales increased by 2.0% over last year, and third-party reimbursed pharmacy sales represented 92.7% of total prescription sales compared to 92.0% in the first quarter of 2004. Pharmacy same-store sales were adversely impacted by approximately 1.6% due to negative publicity and significantly reduced consumer demand for arthritis medications and certain other high volume drugs and approximately 1.4% due to increased mail order penetration resulting from conversion of certain third party plans to mandatory mail order requirements. The percentage of generic prescriptions dispensed increased by 4% this year, resulting in a reduction of the pharmacy same-store sales increase by approximately 2.9%, but an increase in gross margin per prescription dispensed. Generic prescriptions generally have lower retails but are more profitable than branded prescriptions.

Front-end sales increased from $191.1 million in the first quarter of 2004 to $199.3 million in the first quarter of 2005, an increase of 4.3%, and represented 50.5% of total sales, as compared to 49.9% of total sales in the first quarter of 2004. Front-end same-store sales increased by 2.0%, primarily due to the earlier timing of the Easter holiday as compared to the prior year, a stronger cough and cold season and a generally improved level of consumer demand.

During the thirteen weeks ended March 26, 2005, we opened two stores and closed eight stores, as compared to three stores opened and one store closed during the thirteen weeks ended March 27, 2004. At March 26, 2005, we operated 249 stores, as compared to 243 stores at March 27, 2004.

Cost of sales as a percentage of net sales was 81.6% in the first quarter of 2005 and 80.0% in the first quarter of 2004, resulting in gross profit margins of 18.4% and 20.0%, respectively.  This decrease in gross profit margins was primarily attributable to lower levels of vendor allowances and real estate related income combined with higher inventory shrink losses and increased non-cash rent expense of $1.9 million, or 0.5% of sales, that was attributable to the application of purchase accounting under FAS 141, “Business Combinations,” in connection with the July 30, 2004 acquisition by Oak Hill. Cost of sales also includes (i) a $0.2 million LIFO benefit in the current year’s first quarter as compared to a LIFO provision of $0.3 million in the corresponding period last year, and (ii) real-estate related income of $0.1 million in the first quarter of 2005 as compared to $0.8 million in the first quarter of 2004.

Selling, general and administrative expenses were $64.5 million, or 16.3% of net sales and $58.6 million, or 15.3% of net sales, in the first quarter of 2005 and 2004, respectively.  The increase in these expense ratios to sales as compared to the prior year primarily reflects the increased legal and litigation related expenses incurred in the current year, as well as increased labor costs associated with the ongoing shortage of pharmacists in the marketplace and increases in the New York minimum wage rates.

Depreciation and amortization of capital expenditures and intangible assets amounted to $17.6 million in the first quarter of 2005, as compared to $9.1 million in the first quarter of 2004.  This increase was attributable to the aforementioned step-up in asset values resulting from the application of purchase accounting under FAS 141 that was required in connection with the Acquisition as well as increases resulting from the depreciation of capital expenditures made in 2004 and 2005 and amortization of identifiable intangibles acquired over the same period.

We incurred store pre-opening expenses of $0.1 million in the first quarter of 2005, related to the opening of two stores. In the first quarter of last year, we incurred pre-opening costs of $0.2 million, attributable to the opening of three stores.

Net interest expense for the first quarter of 2005 was $11.2 million, as compared to $3.4 million in the first quarter of 2004. This increase was primarily attributable to the higher interest costs and increased debt in the current year that was associated with the new debt structure resulting from the Acquisition, as compared to the lower debt levels and interest rates incurred on our revolving credit borrowings and convertible notes in the prior year. At March 26, 2005, the weighted average interest rate on our variable rate outstanding debt was 5.60%, as compared to 2.85% at March 27, 2004.

In the first quarter of 2005, we recorded an income tax benefit of $10.5 million, reflecting an estimated effective tax rate of 45.0%, inclusive of the anticipated benefits of employment tax credits. In the comparable period last year, the income tax provision of $1.2 million reflected an estimated effective tax rate of 41.5%, inclusive of the anticipated benefits of employment tax credits. The employment tax credits represent the economic benefits earned by us for our participation in various federal and state hiring incentive programs. The increase in the current year’s effective rate reflects the combined impact of the employment tax credits and the reduced levels of pre-tax income generated by us.

Liquidity and Capital Resources

Working Capital and Cash Flow

Working capital was $58.1 million as of March 26, 2005 and $66.7 million as of December 25, 2004. Working capital reflects the classification of outstanding borrowings under our revolving loan facility of $179.8 million at March 26, 2005 and $153.9 million at December 25, 2004 as current liabilities. This current classification is required because cash receipts controlled by the lenders are used to reduce outstanding debt and the Company does not meet the criteria of Statement of Financial Accounting Standards No. 6 “Classification of Short Term Obligations Expected to be Refinanced” (FAS 6) to reclassify the debt as long-term, but is not an indication that this credit facility is expected to be retired within the next year. This facility expires in July of 2008 and we intend to continue to access it for our working capital needs throughout its remaining term.

Net cash used in operating activities was $16.7 million in the thirteen weeks ended March 26, 2005 compared to cash provided by operations of $12.2 million in the thirteen weeks ended March 27, 2004. The use of cash in the current year reflects the scheduled $19.0 million CEO SERP early termination payment.

Net cash used in investing activities was $8.0 million in the thirteen weeks ended March 26, 2005, compared to $17.1 million in the thirteen weeks ended March 27, 2004. In the first quarter of 2005, capital expenditures, primarily related to new store openings and the remodeling of existing locations, were $7.1 million, while lease acquisition, pharmacy customer file and other costs were $3.1 million of cash used in investing activities.  These amounts were partially offset by $2.2 million of cash received in connection with the sale of property.  In the first quarter of 2004, we spent $7.9 million on capital expenditures and $9.2 million on lease acquisition, pharmacy customer file and other costs.

Net cash provided by financing activities was $24.7 million in the thirteen weeks ended March 26, 2005, compared to 5.0 million in the thirteen weeks ended March 27, 2004. The increase in cash provided by financing activities in the current year was primarily attributable to fund the use of cash for operating and investing activities.

The Acquisition

The July 30, 2004 Acquisition was financed as an all cash transaction whereby our common stock outstanding immediately prior to the Acquisition was converted into the right to receive $16.50 per share, without interest. The total transaction value, including transaction expenses and the repayment of indebtedness was approximately $748 million, which was funded through external and management-related equity contributions of approximately $244 million and debt of approximately $504 million.

Operating Capital Requirements

Our operating capital requirements primarily result from opening and stocking new stores, remodeling and renovating existing retail locations, purchasing pharmacy files and the continuing development of management information systems. We opened 2 new stores in the first quarter of 2005 and currently plan to open approximately 8-10 additional new stores during the remainder of this year (a total of 10-12 for all of 2005), and 10-12 new stores in each of fiscal 2006 through fiscal 2008. We also require working capital to support inventory for our existing and new stores. Historically, we have been able to lease almost all of our store locations, so acquisitions of real estate are not expected to have a significant impact on our capital requirements.

Other Factors Influencing our Liquidity

Eleven of our stores which generated approximately 3.8% of our net sales for fiscal 2004 have leases scheduled to expire before the end of fiscal 2006. Four of these leases have renewal options.  We believe that we will be able to renew the other expiring leases on economically favorable terms or, alternatively, find other economically attractive locations to lease.

As of March 26, 2005, approximately 4,200 of our approximately 6,300 employees were represented by various labor unions and were covered by collective bargaining agreements. Pursuant to the terms of the collective bargaining agreements covering these employees, we are required, in some instances, to pay specified annual increases in salary and benefits contributions relating to the member employees. We do not believe that these increases will have a material impact on our liquidity or results of operations. Our collective bargaining agreement with Local 340A New York Joint Board, UNITE AFL-CIO (“UNITE”), who represents approximately 700 of our employees in 113 stores, expired on March 31, 2005. We are in discussions with UNITE regarding an extension of this contract.

Under an employment agreement with our Chairman and CEO originally entered into in 1997 and subsequently amended in 2000 and 2001, and then amended and restated in 2002, and again amended and restated in connection with the completed Acquisition, we were required to fund premiums for a split dollar life insurance policy that would provide certain post-retirement benefits. During fiscal 2003 and fiscal 2004, the annual premiums were $5.0 million, and were scheduled to remain at $5.0 million per year through 2010. The enactment of the Sarbanes-Oxley Act has resulted in the need for additional guidance concerning the permissibility of split dollar life insurance policies for executives.  While we believe this split dollar policy is permitted under current interpretations of the legislation, there can be no assurance that further interpretations or guidance to be provided by the SEC concerning this legislation will concur.  Upon completion of the Acquisition, under Mr. Cuti’s amended and restated employment agreement, we elected to terminate the split dollar life insurance contract in exchange for, among other things, the payment to Mr. Cuti of $20.5 million on or prior to January 3, 2005 and $4.0 million on or prior to June 30, 2005. We have made all such required payments. A portion of these payment obligations (approximately $14.2 million) will be offset by the proceeds of the cash surrender value of the split dollar life insurance contract at the time we elect to terminate it (approximately $14.2 million as of March 31, 2005) which we expect to occur on June 30, 2005.

The Acquisition resulted in a restructuring of our debt, as well as the elimination of our obligations under the CEO Split Dollar Life Insurance Policy, in exchange for certain direct payments to our Chief Executive Officer. The following table presents details of our significant Commitments and Obligations as at March 26, 2005, except that the data provided with respect to operating leases is as of December 25, 2004:

	Payments due by Period
		Within			After
Contractual Cash Obligations	Total	1 year	2-3 years	4-5 years	5 years
	(dollars in thousands)
Debt Obligations (1)	$534,842	$179,810	$—	$—	$355,032
Capital Lease Obligations	15,616	2,899	6,405	6,312	—
Operating Leases	1,344,893	119,602	237,090	219,849	768,352
CEO SERP Termination	4,043	4,043	—	—	—
Fixed Interest Payments	123,581	19,012	38,025	38,025	28,519
Total Contractual Cash Obligations	$2,022,975	$325,366	$281,520	$264,186	$1,151,903

(1) At March 26, 2005, approximately $179.8 million was outstanding under our asset-based revolving loan facility.  Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt and the Company does not meet the criteria of FAS 6 to reclassify the debt as long-term, however this is not an indication that this credit facility is expected to be retired within the next year.  We intend to continue to use this facility for our working capital needs through the date of its maturity in July 2008.

We are party to multi-year merchandise supply agreements in the normal course of business. The largest of these agreements is with AmerisourceBergen, our primary pharmaceutical supplier. Generally, these agreements provide for certain volume commitments and may be terminated by us, subject in some cases to specified termination payments, none of which would constitute a material adverse effect on our financial position, results of operations or cash flows. It is the opinion of management that if any of these agreements were terminated or if any contracting party was to experience events precluding fulfillment of its obligations, we would be able to find a suitable alternative supplier.

In connection with the Acquisition, Mr. Cuti was granted equity interests in Duane Reade Shareholders, LLC and Duane Reade Holdings, Inc. consisting of options to purchase shares of Duane Reade Holdings, Inc. common stock and a profits interest in Duane Reade Shareholders, LLC.  Upon the occurrence of certain events, including the fifth anniversary of the effective date of the Acquisition, Mr. Cuti will have the right to require us to purchase for cash over a two year period all or a portion of these equity interests as he may designate, at fair market value determined in accordance with a formula.  The profits interest and options will have no value unless the value of Duane Reade Shareholders, LLC and Duane Reade Holdings, Inc., respectively, appreciate following the Acquisition.  Mr. Cuti’s purchase right will be suspended at any time when the exercise of such purchase rights would result in a default under the financing arrangements of us, Duane Reade Shareholders, LLC or Duane Reade Inc.  Mr. Cuti’s purchase right will also terminate upon certain public offerings by us, Duane Reade Shareholders, LLC or Duane Reade Inc.

At March 26, 2005, we have recorded a litigation-related non-current liability of $18.1 million in connection with a National Labor Relations Board decision in a litigation-related matter with the Allied Trades Council, a union representing employees in 139 of our stores. Because this decision is the initial phase of a complex administrative and judicial process, the ultimate outcome, financial impact and related timing of any future cash disbursement relating to this matter cannot be determined at this time. This matter is more fully described in Note 7 to the Unaudited Consolidated Interim Financial Statements.

Off-Balance Sheet Arrangements

We are not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off-balance sheet financing other than the operating lease commitments detailed in the Contractual Obligations and Commitments table presented above.

Debt

Refer to Note 6 of the Unaudited Consolidated Interim Financial Statements contained elsewhere in this document for a detailed description with respect to the various components of our debt structure.

Liquidity Assessment

Duane Reade Holdings, Inc. is a holding company formed in connection with the Acquisition to hold 100% of the common stock of Duane Reade Inc. Duane Reade Holdings, Inc. operates all of its business through Duane Reade Inc. and its subsidiaries and has no other independent assets, liabilities or operations, so, to the extent it has liquidity requirements, it will depend on distributions of cash from Duane Reade Inc., to the extent permitted by the various agreements to which Duane Reade Inc. is a party. Currently, we do not expect Duane Reade Holdings, Inc. to have any material liquidity requirements.

We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including revolving loan borrowings under the amended asset-based revolving loan facility will be adequate for at least the next two years, to make required payments on our indebtedness, to fund anticipated capital expenditures and to satisfy our working capital requirements. We base this belief on our recent levels of cash flow from operations of approximately $47.4 million in fiscal 2003 and cash flow from operations of $11.3 million in 2004 (which includes the absorption of $40.6 million in Acquisition-related costs) and the significant additional borrowing capacity under the amended asset-based revolving loan facility, which amounted to approximately $62.6 million at March 26, 2005. In January 2005, we borrowed an additional $19.0 million under the amended asset-based revolving loan facility to fund a settlement obligation in connection with the termination of the Chairman’s SERP benefit. We expect to recover a portion of this additional revolver borrowing (a net amount of approximately $10.0 million) upon the retirement of the Chairman’s split dollar life insurance policy on June 30, 2005. Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. In addition, our operating results, cash flow and capital resources may not be sufficient for an adverse litigation settlement or for repayment of our indebtedness in the future. Some risks that could adversely affect our ability to meet our debt service obligations include, but are not limited to, reductions in third party prescription reimbursement rates, declines in the New York City economy, increases in competitive activity, changes in drug consumption patterns, additional adverse legislative changes or a major disruption of business in our markets from a terrorist event, natural disaster or other unexpected events. Other factors that may adversely affect our ability to service our debt are described above under ‘‘Special Note Regarding Forward-Looking Statements.’’ Borrowings under the amended asset-based revolving loan facility and the $160.0 million floating rate notes bear interest at floating rates. Therefore, our financial condition will be affected by changes in prevailing interest rates.

Critical Accounting Policies

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial reporting to gain a more complete understanding of our consolidated financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K/A for the year ended December 25, 2004 are those that depend most heavily on these judgments and estimates.  At March 26, 2005, there have been no material changes to any of the Critical Accounting Policies contained therein.

Seasonality

In general, sales of drugstore items such as prescription drugs, over-the-counter drugs and health and beauty care products exhibit limited seasonality in the aggregate, but do vary by product category. Quarterly results are primarily affected by the timing of new store openings and the sale of seasonal products, with the Christmas holiday season generating a higher proportion of sales and earnings than other periods.

Inflation

We believe that inflation has not had a material impact on our results of operations during the three years ended December 25, 2004 or the three months ended March 26, 2005.

Recently Issued Accounting Pronouncements

In December 2004, SFAS No. 123R, “Share-Based Payment” was issued. This statement established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. The provisions of this statement are required to be adopted for interim or annual periods beginning after December 15, 2005. The Company is currently evaluating the effect of adopting this statement.

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” was issued. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We have not adopted such voluntary change to the fair value based method. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based compensation and the effect of the method used on reported results. As required, we adopted the disclosure-only provisions of FAS No. 148 effective in 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial results are subject to risk from interest rate fluctuations on debt, which carries variable interest rates. Variable rate debt outstanding at March 26, 2005 included $179.8 million of borrowings under our amended asset-based revolving loan facility and $160.0 million of senior secured floating rate notes. At March 26, 2005, the weighted average combined interest rate in effect on all variable rate debt outstanding was 5.60%. A 0.50% change in interest rates applied to the $339.8 million balance of floating rate debt would affect pre-tax annual results of operations by approximately $1.7 million. In addition, we also have $195.0 million of Senior Subordinated Notes and $32.0 thousand of Senior Convertible Notes outstanding at March 26, 2005. The Senior Subordinated Notes and Senior Convertible Notes bear interest payable semi-annually at fixed rates of 9.75% and 3.75%, respectively, and are therefore not subject to risk from interest rate fluctuations.

The principal objective of our investment management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate our funding needs. As part of our risk management, we may use derivative financial products such as interest rate hedges and interest rate swaps in the future.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, have each concluded that the design and operation of these disclosure controls and procedures were not effective as of the end of the period covered by this report based on the identification of material weaknesses in the Company’s internal control over financial reporting described in the Company’s Annual Report on Form 10-K/A filed on May 16, 2005.  For a discussion of the reasons and matters on which these conclusions were based, as well as the subsequent actions taken by the Company to strengthen its controls and procedures in these areas, see Item 9A of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 25, 2004, filed on May 16, 2005.

(b) Changes in Internal Controls over Financial Reporting. During the most recent fiscal quarter, other than remediation steps referred to in the preceding paragraph, there have not been any significant changes in our internal controls over financial reporting or in other factors that that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  Legal Proceedings

Refer to Note 8 of the Unaudited Consolidated Interim Financial Statements included elsewhere in this document for a detailed description of the various legal proceedings in which we are involved.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.  Other Information

ITEM 6.  Exhibits

For purposes of this list, ‘‘Company’’ refers to Duane Reade Inc.

Exhibit No.	Description
2.1

Agreement and Plan of Merger (the ‘‘Merger Agreement’’), dated as of December 22, 2003, by and amongDuane Reade Inc., Rex Corner Holdings, LLC and Rex Corner Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 23, 2003).

2.1(i)	Amendment No 1 to the Merger Agreement, dated as of June 10, 2004 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 14, 2004).

2.1(ii)	Amendment No 2 to the Merger Agreement, dated as of June 13, 2004 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 14, 2004).

2.1(iii)	Amendment No 3 to the Merger Agreement, dated as of June 18, 2004 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 21, 2004).

3.1(i)

Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1(i) the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2004 (the ‘‘3rd quarter 2004 10-Q’’)).

3.1(ii)

Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1(ii) to the S-4 Registration Statement No 333-120803 with respect to the Company’s 9.75% Senior Subordinated Notes due 2011 (the ‘‘Senior Subordinated Notes S-4’’.))

3.2(i)

Certificate of Incorporation of DRI I Inc. (incorporated by reference to Exhibit 3.2(i) to the S-1 Registration Statement No 333-43313 with respect to the Company’s 9.25% Senior Subordinated Notes due 2008 (the ‘‘Notes S-1’’)).

3.2(ii)	By-laws of DRI I Inc. (incorporated by reference to Exhibit 3.2(ii) of the Notes S-1).

3.3	Third Amended and Restated Partnership Agreement of Duane Reade (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2003).

3.4(i)

Certificate of Incorporation of Duane Reade International, Inc. (incorporated by reference to Exhibit 3.4(i) to the Company’s Annual Report on Form 10- K for the year ended December 25, 1999 (the ‘‘1999 10-K’’)).

3.4(ii)	By-laws of Duane Reade International, Inc. (incorporated by reference to Exhibit 3.4(ii) to the 1999 10-K).

3.5(i)	Certificate of Incorporation of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(i) to the 1999 10-K).

3.5(ii)	By-laws of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(ii) to the 1999 10-K).

3.6(i)

Amended and Restated Certificate of Incorporation of Duane Reade Holdings, Inc. (incorporated by reference to Exhibit 3.1(i) to the Company’s and Duane Reade’s S-4 Registration Statement No 333-122206 with respect to the Company’s and Duane Reade’s Senior Secured Floating Rate Notes due 2010 (the ‘‘Floating Rate Notes S-4’’)).

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

4.9

Second Guarantor Supplemental Indenture governing the initial notes and the exchange notes, dated as of March 25, 2005, among Duane Reade Holdings, Inc. (‘‘Holdings’’), the Company, Duane Reade and DRI I Inc., Duane Reade Realty, Inc. and Duane Reade International, Inc. as guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Holdings’ Current Report on Form 8-K filed March 31, 2005).

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

4.12

Indenture, dated as of April 16, 2002, between Duane Reade Inc., as issuer, the guarantors named therein and State Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 dated June 21, 2002 (the ‘‘Convertible Notes S-3’’)).

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

10.8

Letter Agreement, dated as of March 19, 2004, by and among Duane Reade Shareholders, LLC, Duane Reade Acquisition Corp. and Duane Reade Inc. (incorporated by reference to Amendment No 3 to the Company’s Schedule 13-E3, filed July 30, 2004).

10.9

Amended and Restated Employment Agreement, dated as of March 16, 2004, by and among Anthony J. Cuti, Duane Reade Acquisition Corp., Duane Reade Holdings, Inc. and Duane Reade Shareholders, LLC. (incorporated by reference to Amendment No 3 to the Company’s Schedule 13-E3, filed July 30, 2004).

10.10

Letter Agreement, dated as of March 16, 2004, by and between John K. Henry and Duane Reade Acquisition Corp. (incorporated by reference to Amendment No 3 to the Company’s Schedule 13-E3, filed July 30, 2004).

10.11

Letter Agreement, dated as of March 16, 2004, by and between Gary Charboneau and Duane Reade Acquisition Corp. (incorporated by reference to Amendment No 3 to the Company’s Schedule 13-E3, filed July 30, 2004).

10.12

Letter Agreement, dated as of March 16, 2004, by and between Timothy R. LaBeau and Duane Reade Acquisition Corp. (incorporated by reference to Amendment No 3 to the Company’s Schedule 13-E3, filed July 30, 2004).

10.13

Letter Agreement, dated as of March 16, 2004, by and between Jerry M. Ray and Duane Reade Acquisition Corp. (incorporated by reference to Amendment No 3 to the Company’s Schedule 13-E3, filed July 30, 2004).

10.14

Agreement and Plan of Merger, dated as of December 22, 2003, as amended among Rex Corner Holdings, LLC (now known as Duane Reade Shareholders, LLC), Rex Corner Acquisition Corp. (now known as Duane Reade Acquisition Corp.) and Duane Reade Inc. (incorporated by reference to Amendment No 3 to the Company’s Schedule 13-E3, filed July 30, 2004).

10.15

Amendment No 1 to the Merger Agreement, dated as of June 10, 2004, by and among Duane Reade Shareholders, LLC, Duane Reade Acquisition Corp. and Duane Reade Inc. (incorporated by reference to Exhibit 2.1 of Duane Reade Inc.’s Form 8-K dated June 14, 2004).

10.16

Amendment No 2 to the Merger Agreement, dated as of June 13, 2004, by and among Duane Reade Shareholders, LLC, Duane Reade Acquisition Corp. and Duane Reade Inc. (incorporated by reference to Exhibit 2.2 of Duane Reade Inc.’s Form 8-K dated June 14, 2004).

10.17

Amendment No 3 to the Merger Agreement, dated as of June 18, 2004, by and among Duane Reade Shareholders, LLC, Duane Reade Acquisition Corp. and Duane Reade Inc. (incorporated by reference to Exhibit 2.1 of Duane Reade Inc.’s Form 8-K dated June 21, 2004).

10.18

Credit Agreement, dated as of July 21, 2003, among Duane Reade, as the Borrower, Duane Reade Inc. and corporate subsidiaries as the Facility Guarantors, Various Financial Institutions set forth therein, as the Lenders, Fleet National Bank as the Administrative Agent and Issuing Bank, Fleet Retail Finance Inc. as the Collateral Agent, General Electric Capital Corporation as the Syndication Agent for the Lenders and Congress Financial Corporation as the Documentation Agent for the Lenders (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2003).

10.19

Facility Guarantee, dated as of July 21, 2003, among the Facility Guarantors, Fleet Retail Finance Inc., Fleet National Bank and the Lenders (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2003).

10.20

Intellectual Property Security Agreement, dated as of July 21, 2003, between Duane Reade, the Facility Guarantors and Fleet Retail Finance Inc., as Collateral Agent (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2003).

10.21

Security Agreement, dated as of July 21, 2003, among Duane Reade, the Facility Guarantors, and Fleet Retail Finance Inc., as Collateral Agent (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2003).

10.22

Ownership Interest Pledge Agreement, dated as of July 21, 2003, among Duane Reade Inc. and DRI I Inc., and Fleet Retail Finance Inc., as Collateral Agent (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2003).

10.23	Preferability Letter, dated as of May 13, 2002, issued by PricewaterhouseCoopers LLP, with respect to the Company’s change in accounting method of inventory valuation (incorporated by reference to the

Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2002).

10.24

Agreement, dated December 6, 2001, between Duane Reade and Allied Trades Council (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001 (the ‘‘2001 10-K’’)).

10.25	Agreement, dated April 1, 2001, between Duane Reade and Local 340A New York Joint Board, UNITE AFL-CIO (incorporated by reference to Exhibit 10.19 to the 2001 10-K).

10.26	Agreement, dated as of April 1, 2004, by and between the Company and Local 340A, New York, Joint Board, UNITE-HERE (incorporated by reference to Exhibit 10.22 of the Senior Subordinated Notes S-4).

10.27

Preemptive Rights Agreement, dated as of July 30, 2004, by and among the Company, Duane Reade Holdings, Inc., Duane Reade Shareholders, LLC, Anthony J. Cuti, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P., OHCP DR Co-Investors, LLC and the management stockholders listed therein (incorporated by reference to Exhibit 10.27 to the Floating Rate Notes S-4).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the 2003 10-K).

31.1*	Sarbanes-Oxley Section 302 Certification of the Company’s Chief Executive Officer (‘‘CEO’’).

31.2*	Sarbanes-Oxley Section 302 Certification of the Company’s Chief Financial Officer (‘‘CFO’’).

32.0**	Sarbanes-Oxley Section 906 Certifications of the Company’s CEO and CFO.

*                                         Filed herewith

**                                  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 16, 2005

DUANE READE HOLDINGS, INC.
(Registrant)

/s/ Anthony J. Cuti
Anthony J. Cuti

President and Chief Executive Officer (Principal Executive Officer)

/s/ John K. Henry
John K. Henry

Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)