Form 10-Q
period 2005-06-25
DUANE READE HOLDINGS INC
filed 2005-08-09
CIK 1279172

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities and Exchange Act of 1934

For the quarterly period ended June 25, 2005

Commission file number 001-13843

DUANE READE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	05-0599589
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID Number)
440 Ninth Avenue	10001
New York, New York	(Zip Code)
(Address of principal executive offices)

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2):

Yes ☐  No ☒

INDEX

PART I—FINANCIAL INFORMATION	5
ITEM 1.—FINANCIAL STATEMENTS	5
Consolidated Statements of Operations (Unaudited)— For the 13 and 26 Weeks Ended June 25, 2005 for the Successor and the 13 and 26 Weeks Ended June 26, 2004 for the Predecessor	5
Consolidated Balance Sheets (Unaudited)— As of June 25, 2005 and December 25, 2004	6
Consolidated Statements of Cash Flows (Unaudited)— For the 26 Weeks Ended June 25, 2005 for the Successor and the 26 Weeks Ended June 26, 2004 for the Predecessor	7
Consolidated Statements of Comprehensive Income (Unaudited)— For the 13 and 26 Weeks Ended June 25, 2005 for the Successor and the 13 and 26 Weeks Ended June 26, 2004 for the Predecessor	8
Notes to Consolidated Financial Statements (Unaudited)	9
ITEM 2.—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	27
ITEM 3.—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK	39
ITEM 4.—CONTROLS AND PROCEDURES	40
PART II—OTHER INFORMATION	41
SIGNATURES	47

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

•       the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (P.L. 108-179), or, the Medicare Drug Act, and the contemplated Medicare Part D benefit created thereunder;

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

•       employment disputes and labor disturbances, including any resulting from the suspension or termination of our collective bargaining agreements;

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

•       our ability to attract, hire and retain qualified personnel, including our ability to attract qualified pharmacists at acceptable wage rates;

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

PART I—FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Duane Reade Holdings, Inc.—Successor
Duane Reade Inc.—Predecessor
Consolidated Statements of Operations (Unaudited)
(In thousands)

	For the 13 Weeks Ended		For the 26 Weeks Ended
	Successor	Predecessor	Successor	Predecessor
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004
Net sales	$399,500	$402,111	$794,267	$785,421
Cost of sales	320,905	322,726	642,863	629,533
Gross profit	78,595	79,385	151,404	155,888
Selling, general & administrative expenses	64,541	59,924	129,040	118,567
Labor contingency expense	1,100	1,100	2,200	2,200
Transaction expense	154	1,516	581	2,619
Depreciation and amortization	17,851	9,239	35,497	18,305
Store pre-opening expenses	50	209	150	365
Other	2,033	—	3,182	—
	85,729	71,988	170,650	142,056
Operating (loss) income	(7,134)	7,397	(19,246)	13,832
Interest expense, net	11,499	3,257	22,664	6,694
(Loss) income before income taxes	(18,633)	4,140	(41,910)	7,138
Income tax (benefit) provision	(8,345)	1,605	(18,819)	2,850
Net (loss) income	$(10,288)	$2,535	$(23,091)	$4,288

The accompanying notes are an integral part of these financial statements.

Duane Reade Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 25, 2005	December 25, 2004
	(Unaudited)
ASSETS
Current Assets
Cash	$1,321	$1,329
Receivables, net	52,456	58,056
Inventories	278,069	262,323
Deferred income taxes	13,445	9,027
Prepaid expenses and other current assets	35,561	35,716
TOTAL CURRENT ASSETS	380,852	366,451
Property and equipment, net	236,022	224,460
Goodwill	52,216	52,216
Other assets	282,402	297,032
TOTAL ASSETS	$951,492	$940,159
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$88,017	$80,154
Accrued interest	8,398	8,209
Accrued expenses	43,479	56,735
Current portion of debt	182,372	153,870
Current portion of capital lease obligations	2,997	780
TOTAL CURRENT LIABILITIES	325,263	299,748
Long-term debt	355,032	355,032
Capital lease obligations, less current portion	11,953	2,008
Deferred income taxes	33,524	47,971
Other non-current liabilities	64,769	51,351
TOTAL LIABILITIES	790,541	756,110
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.01 par; authorized 50,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par; authorized 2,950,000 shares; issued and outstanding: 2,594,977 shares	26	26
Paid-in capital	239,472	239,472
Accumulated other comprehensive income	(7)	—
Accumulated deficit	(78,540)	(55,449)
TOTAL STOCKHOLDERS’ EQUITY	160,951	184,049
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$951,492	$940,159

The accompanying notes are an integral part of these financial statements.

Duane Reade Holdings, Inc.—Successor
Duane Reade Inc.—Predecessor
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the 26 Weeks Ended
	Successor	Predecessor
	June 25, 2005	June 26, 2004
Cash flows provided by operating activities:
Net (loss) income	$(23,091)	$4,288
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	37,238	19,260
Deferred tax provision	(18,858)	2,774
Non-cash rent	6,901	3,827
Changes in operating assets and liabilities (net of the effect of acquisitions):
Receivables	5,600	(563)
Inventories	(15,187)	(333)
Accounts payable	8,288	(8,486)
Prepaid and accrued expenses	(15,891)	3,058
Other assets and liabilities, net	6,331	(3,786)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(8,669)	20,039
Cash flows used in investing activities:
Capital expenditures	(14,310)	(16,182)
Lease acquisition, customer file and other costs	(5,764)	(11,517)
Proceeds from sale of property	2,223	—
NET CASH USED IN INVESTING ACTIVITIES	(17,851)	(27,699)
Cash flows from financing activities:
Borrowings from revolving credit facility	901,942	798,122
Repayments of revolving credit facility	(873,440)	(791,168)
Deferred financing costs	(622)	(138)
Exercise of stock options	—	1,126
Repayments of capital lease obligations	(1,368)	(206)
NET CASH PROVIDED BY FINANCING ACTIVITIES	26,512	7,736
Net change in cash	(8)	76
Cash at beginning of period	1,329	1,252
Cash at end of period	$1,321	$1,328

The accompanying notes are an integral part of these financial statements.

Duane Reade Holdings, Inc.—Successor
Duane Reade Inc.—Predecessor
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	For the 13 Weeks Ended		For the 26 Weeks Ended
	Successor	Predecessor	Successor	Predecessor
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004
Net (loss) income	$(10,288)	$2,535	$(23,091)	$4,288
Loss on interest rate collar, net of taxes	(7)	—	(7)	—
Total Other Comprehensive Income	(7)	—	(7)	—
Total Comprehensive Income	$(10,295)	$2,535	$(23,098)	$4,288

The accompanying notes are an integral part of these financial statements

Notes to Unaudited Consolidated Interim Financial Statements

(dollars in thousands)

1.   Basis of Presentation

Duane Reade Holdings, Inc. was formed in December 2003 by Oak Hill Capital Partners, LP, a private equity firm (‘‘Oak Hill’’) in order to acquire Duane Reade Inc. and its subsidiaries (the ‘‘Acquisition’’). Duane Reade Holdings, Inc. is a wholly-owned subsidiary of Duane Reade Shareholders, LLC a parent entity also established to effectuate the Acquisition. The Acquisition was completed on July 30, 2004 through the merger of Duane Reade Acquisition (a wholly owned subsidiary of Duane Reade Holdings, Inc.) into Duane Reade Inc. with Duane Reade Inc. being the surviving entity and a wholly owned subsidiary of Duane Reade Holdings, Inc. after the merger transaction. As a result of the Acquisition and resulting change in control and change in historical cost basis of accounting, the operating results are presented separately for predecessor periods up to and including the closing date of the Acquisition and the successor period following the closing date of the Acquisition. The predecessor period financial statements include Duane Reade Inc. and all its subsidiaries and the successor period financial statements include Duane Reade Holdings, Inc. and all its subsidiaries. Duane Reade Holdings, Inc. had nominal activity and no operations prior to the completion of the Acquisition. Except where the context otherwise requires, all references to the ‘‘Company’’ in the Unaudited Consolidated Interim Financial Statements and these footnotes mean the predecessor for periods ending on or before July 30, 2004 and the successor for periods beginning after July 30, 2004.

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

The Company, along with certain of its subsidiaries, is a guarantor of the debt obligations of Duane Reade Inc. and Duane Reade, the New York general partnership (“Duane Reade GP”). Duane Reade Holdings, Inc. has no assets or operations other than its investment in its subsidiaries. The Unaudited Consolidated Interim Financial Statements presented in Note 9 include the consolidated assets and operations of the subsidiaries. The guarantees provided by the Company and its other subsidiaries under the debt obligations of Duane Reade Inc. and Duane Reade GP are full and unconditional, joint and several.

2.   Recently Issued Accounting Pronouncements

In December 2004, SFAS No. 123R, “Share-Based Payment” was issued. This statement established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. The provisions of this statement are required to be adopted for annual periods beginning after December 15, 2005. The Company is currently evaluating the effect of adopting this statement.

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

	For the 13 Weeks Ended		For the 26 Weeks Ended
	Successor	Predecessor	Successor	Predecessor
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Net (loss) income, as reported	$(10,288)	$2,535	$(23,091)	$4,288
Adjust: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	143	1,136	286	2,272
Pro forma net (loss) income	$(10,431)	$1,399	$(23,377)	$2,016

The pro forma compensation expense for stock options has been estimated using the Black-Scholes option pricing model with the following assumptions: for the 13 and 26 weeks ended June 25, 2005, the model assumes a dividend yield of 0%, expected volatility of 0%, a risk free interest rate of 4.1% and an expected term of 7 years. For the 13 and 26 weeks ended June 26, 2004, the model assumes a dividend yield of 0%, expected volatility of 50%, a risk free interest rate of 6.6% and an expected term of 8 years. These pro forma disclosures may not be representative of the effects on reported net (loss) income for future periods since options vest over several years and options granted prior to 1995 are not considered.

On July 30, 2004, as a result of the Acquisition, all stock options, whether or not then vested, with an exercise price of $16.50 or more per share were cancelled without any payment therefore, and the remaining “in the money” options (excluding certain management options that were forfeited in connection with the Acquisition), whether or not then vested, with exercise prices of less than $16.50 per share were converted into the right to receive the excess of $16.50 per share over the exercise price of each of the options. As a consequence, subsequent to the July 30, 2004 transaction date, all options issued by the Predecessor to purchase previously existing Duane Reade Inc. common stock ceased to exist. In addition, pursuant to the completion of the Acquisition, the Successor issued options to acquire shares of Duane Reade Holdings, Inc. common stock to certain members of the Company’s senior management.

3.   Inventory and Cost of Sales

At June 25, 2005, inventories, consisting solely of finished goods, would have been lower by $6.4 million if they had been valued on a lower of first-in, first-out (“FIFO”) cost or market basis instead of a last-in, first-out (“LIFO”) basis. Cost of sales includes all store occupancy-related costs and expenses, consisting of lease and sublease-related income and expenses, other recurring real estate-related income and expenses primarily from sales and terminations of leases related to store closings and relocations, sales of market-related data, store utility costs, warehouse expenses and distribution costs. The Company reflects promotional allowances from vendors as a reduction of cost of sales or advertising expense, depending on the nature of the allowance, when such advertising or promotions have been completed and the related allowances have been earned. For the quarter and six months ended June 25, 2005, other real estate-related income was $0.1 million and $0.2 million, respectively, as compared to $1.3 million and $2.1 million in the quarter and six months ended June 26, 2004, respectively.

4.   Exit and Disposal Activities

In connection with the acquisition of Duane Reade Inc. and in accordance with the provisions of Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations” (EITF 95-3), the Company established a reserve of $17.0 million for costs anticipated to be incurred as a result of the planned closing of approximately 11 of its stores. These costs primarily relate to rent, utilities and other on-going occupancy-related expenses, as well as costs related to inventory liquidation. During the 26 weeks ended June 25, 2005, eight of the 11 planned closings occurred, and the Company recorded a net total of $1.5 million of primarily occupancy-related costs against this reserve resulting in the balance of $15.4 million at June 25, 2005.

5.   Pharmacy and Customer File Acquisitions

During the 13 and 26 weeks ended June 25, 2005 and June 26, 2004, the Company acquired certain pharmacy customer prescription files, which were merged into existing stores, and the operations, including certain lease-related assets, of one existing pharmacy establishment, which is operated as a new store. The table below provides details of this acquisition activity for each of the periods presented (dollars in millions).

	For the 13 Weeks Ended		For the 26 Weeks Ended
	Successor	Predecessor	Successor	Predecessor
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Customer prescription files	3	1	4	5
Pharmacy establishments	—	1	—	1
Total acquisitions	3	2	4	6
Total acquisition cost (cash consideration)	$1.6	$0.9	$2.4	$7.4
Purchase price allocation:
Identifiable intangibles	$1.4	$0.8	$2.2	$6.4
Goodwill	—	—	—	0.3
Inventory	0.3	0.2	0.5	1.0
Property and equipment	—	—	—	—
Other assets and liabilities, net	(0.1)	(0.1)	(0.3)	(0.3)
Total	$1.6	$0.9	$2.4	$7.4

The acquired operations have been included in the consolidated statement of operations from the date of acquisition and did not have a material effect on sales or results of operations of the Company for the periods presented.

6.   Debt

Total debt is composed of the following (in thousands):

Description of Instrument	June 25, 2005	Dec. 25, 2004
Asset-Based Revolving Loan Facility(1)	$182,372	$153,870
Total Current Debt	$182,372	$153,870
Senior Floating Rate Notes due 2010	$160,000	$160,000
9.75% Senior Subordinated Notes due 2011	195,000	195,000
2.1478% Senior Convertible Notes due 2022	32	32
Total Non-current Debt	$355,032	$355,032
Total Debt	$537,404	$508,902

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

Amended Asset-Based Revolving Loan Facility:   On July 21, 2003, Duane Reade GP entered into an asset-based revolving loan facility which used a pre-determined percentage of the current value of inventory and selected accounts receivable to calculate the availability of funds eligible to be borrowed up to an aggregate principal amount of $200 million. Prior to the amendment described below, the Company’s obligations under the credit agreement and related guarantees were collateralized by substantially all of its assets.

On July 22, 2004, in connection with the Acquisition, the asset-based revolving loan facility was amended to increase the borrowing capacity to an aggregate principal amount of $250 million, subject to an adjusted borrowing base calculation based upon specified advance rates against the value of the Company’s selected inventory, pharmacy prescription files and selected accounts receivable. The amended asset-based revolving loan facility includes a $50 million sub-limit for the issuance of letters of credit. Obligations under the revolving loan facility are collateralized by a first priority interest in inventory, receivables, pharmacy prescription files, deposit accounts and certain other current assets. Under the amended asset-based revolving loan facility, Duane Reade GP is the sole obligor. However, the asset-based revolving loan facility is guaranteed on a full and unconditional basis by the Company, Duane Reade Inc., and each of the Company’s other domestic subsidiaries other than the obligor.

The asset-based revolving loan facility contains a single fixed charge coverage requirement which only becomes applicable when borrowings exceed 90 percent of the borrowing base, as defined in the agreement governing the asset-based revolving loan facility. Borrowings under the asset-based revolving loan facility have not exceeded 90 percent of the borrowing base and, as a result, the fixed charge covenant has not become applicable. There are no credit ratings related triggers in the asset-based revolving loan facility that would impact the cost of borrowing, annual amortization of principal or related indebtedness maturity. The asset-based revolving loan facility is scheduled to mature on July 20, 2008.

Revolving loans under the asset-based revolving loan facility, at the Company’s option, bear interest at either (i) a rate equal to LIBOR (the London Interbank Offered Rate) plus a margin of from 1.50% to 2.00%, determined based on levels of borrowing availability reset each fiscal quarter or (ii) a rate equal to the prime rate of Banc of America Retail Group Inc. plus a margin of from 0.00% to 0.50%, determined based on levels of borrowing availability reset each fiscal quarter. Borrowings under the amended facility continue to be primarily LIBOR-based. At June 25, 2005, the asset-based revolving loan facility bore interest at an annual rate of 4.73%.

At June 25, 2005, there was $182.4 million outstanding under the asset-based revolving loan facility, and approximately $61.8 million of remaining availability, net of $5.3 million reserved for standby letters of credit.

Senior Secured Floating Rate Notes due 2010:   On December 20, 2004, the Company closed an unregistered offering of $160.0 million aggregate principal amount of senior secured floating rate notes due 2010. Using the net proceeds from that offering, together with approximately $2.2 million of borrowings under the amended asset-based revolving loan facility, the Company repaid all outstanding principal under its previously existing $155.0 million senior term loan facility, along with approximately $3.6 million of early repayment premium and accrued but unpaid interest through December 20, 2004. As noted below, on February 3, 2005, the registration statement filed on Form S-4 in connection with these notes was declared effective by the SEC. However, subsequent to such declaration, certain post-effective amendments were filed and, on June 29, 2005, the final amended registration statement was filed with, and declared effective by, the SEC, allowing the Company to re-initiate an offer to exchange the unregistered notes for registered notes.

The senior secured notes bear interest at a floating rate of LIBOR plus 4.50%, reset quarterly. Interest on the senior secured notes is payable quarterly on each March 15, June 15, September 15, and December 15, beginning on March 15, 2005. The senior secured notes mature on December 15, 2010. At June 25, 2005, the senior secured notes bore interest at an annual rate of 7.91%.

On May 25, 2005, the Company entered into a hedging transaction through the acquisition of a “no cost collar.” Under this arrangement, the Company capped its exposure on $130.0 million of LIBOR-based borrowings under the senior secured notes at a maximum LIBOR rate of 5.30%. In addition, the Company established a minimum “floor” LIBOR rate of 3.45% in the line with current LIBOR rates. This hedging arrangement expires on June 16, 2008. The fair value of the hedge agreement, net of taxes, is reflected on the Consolidated Statements of Comprehensive Income included within the financial statements.

The Company guarantees the senior secured notes on a full and unconditional, senior secured basis. Duane Reade Inc. and Duane Reade GP are co-obligors under the senior secured notes. The senior secured notes rank equally in right of payment with any of the Company’s, Duane Reade Inc.’s or Duane Reade GP’s unsubordinated indebtedness and senior in right of payment to any of the Company’s, Duane Reade Inc.’s or Duane Reade GP’s subordinated or senior subordinated indebtedness. All obligations under the senior secured notes are guaranteed on a senior basis by each of the Company’s existing subsidiaries, other than Duane Reade Inc. and Duane Reade GP, and will be guaranteed by future subsidiaries of Duane Reade Inc. and Duane Reade GP except certain foreign and certain domestic subsidiaries. The senior secured notes and the guarantees are collateralized by a first priority interest in substantially all of Duane Reade Inc. and Duane Reade GP’s assets other than those assets in which the lenders under the amended asset-based revolving loan facility have a first priority interest. The senior secured notes and the guarantees are also collateralized by a second priority interest in all collateral pledged on a first priority basis to lenders under the amended asset-based revolving loan facility.

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

The indenture governing the senior secured notes does not contain financial maintenance covenants. Under a registration rights agreement entered into as part of the offering of the senior secured notes, the Company was required to (i) file a registration statement with the SEC within 120 days after the completion of the offering of the senior secured notes, (ii) use its reasonable best efforts to cause the registration statement to become effective within 180 days after the completion of the offering of the senior secured notes, and (iii) use its reasonable best efforts to complete an exchange offer of the initial senior secured notes for registered senior secured notes within 210 days after the offering of the senior secured notes is completed. On January 21, 2005, the Company filed a registration statement on Form S-4, registering an exchange offer relating to the senior secured notes. On February 3, 2005, the registration statement was declared effective by the SEC. However, on March 7, 2005, prior to the completion of the exchange offer, the Company suspended the exchange offer as a result of the restatement of its financial results. On June 10, 2005 and June 29, 2005, the Company filed post-effective amendments to the registration statement, reflecting the impact of these restatements on the financial statements included therein, as well as certain developments in the Company’s ongoing World Trade Center litigation, in connection with the events of September 11, 2001. The amended registration statement was declared effective on June 29, 2005, and the Company resumed the exchange offer on June 30, 2005. The exchange offer was completed on July 29, 2005, and all of the $160.0 million principal value of the initial senior secured notes were tendered for exchange. As stipulated in the registration rights agreement, as a result of the delay in completing the exchange offer, the Company is required to pay the holders of the initial senior secured notes “liquidated damages” in the aggregate amount of $1,096 per day for each elapsed day between the 210 day deadline for completing the exchange offer and the actual exchange offer expiration date. The July 29, 2005 expiration date was 11 days beyond the deadline and therefore, on its next scheduled interest payment date of September 15, 2005, the Company will remit, in addition to the regular quarterly interest payment amount, a total of $12,055 in liquidated damages.

At June 25, 2005, the weighted average combined interest rate in effect on all variable rate debt outstanding was 6.22%.

Senior Subordinated Notes Due 2011:   On July 30, 2004, upon completion of the Acquisition, Duane Reade Inc. and Duane Reade GP co-issued $195.0 million of 9.75% senior subordinated notes due 2011, which were registered on a Form S-4 filing. The senior subordinated notes mature on August 1, 2011 and bear interest at 9.75% per annum payable in semi-annual installments on February 1 and August 1, commencing February 1, 2005. The senior subordinated notes are uncollateralized obligations and subordinated in right of payment to all of the Company’s, Duane Reade Inc.’s and Duane Reade GP’s existing and future unsubordinated indebtedness, including borrowings under the amended asset-based revolving loan facility and the senior secured notes. The senior subordinated notes will rank equally with any future senior subordinated indebtedness and senior to any future subordinated indebtedness. The senior subordinated notes are guaranteed on an uncollateralized, senior subordinated basis by the Company and all of Duane Reade Inc.’s existing direct and indirect domestic subsidiaries other than Duane Reade GP, which is a co-obligor under the senior subordinated notes. Upon the occurrence of specified change of control events, the Company will be required to make an offer to repurchase all of the senior subordinated notes at 101% of the outstanding principal amount of the senior subordinated notes plus accrued and unpaid interest to the date of repurchase. The indenture governing the senior subordinated notes contains certain affirmative and negative covenants that limit the ability of Duane Reade Inc., Duane Reade GP and their restricted subsidiaries to incur additional indebtedness, pay dividends, make repayments on indebtedness that is subordinated to the senior subordinated notes and to make certain other restricted payments, incur certain liens, use proceeds from sales of assets, enter into business combination transactions (including mergers, consolidations and asset sales), enter into transactions with affiliates and permit restrictions on the payment of dividends by restricted subsidiaries. There are no credit ratings related triggers in the indenture governing the senior subordinated notes that would impact the cost of borrowing, annual amortization of principal or related indebtedness maturity.

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

7.   Income Taxes

Income taxes are recorded based on the estimated combined statutory tax rates expected to be applicable for the full fiscal year less employment-related income tax credits estimated to be earned during the year. The effective tax rate is lower than the combined statutory rates, primarily reflecting the impact of these income tax credits. The tax credits represent the economic benefits earned by the Company for its participation in various federal and state employment incentive programs. These benefits are based on the number of qualifying employees hired and retained by the Company for a specified time period. Employees qualify for these hiring programs primarily as a result of their enrollment in various federal and state-sponsored economic assistance programs.

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

During 2002, the Company initiated a legal action against its former property insurance carrier, in an attempt to recover what it believes to be a fair and reasonable settlement for the business interruption portion of its claim originating from the September 11, 2001 World Trade Center terrorist attack, during which its single highest volume and most profitable store was completely destroyed. The claim is pending before the United States District Court for the Southern District of New York. In September 2003, a trial on certain issues was held regarding some of the matters at issue in the litigation, including whether the Company would have obtained a renewal of its lease at the World Trade Center. The Company received a favorable ruling from the trial court on this and other legal issues in the case. The trial court’s decision was appealed by the insurance carrier to the Second Circuit Court of Appeals with respect to several aspects of the decision. In the meantime, the matter has moved into an appraisal process based on the trial court’s interpretation of certain legal tests, which interpretation was among the aspects of the decision challenged by the insurance carrier in its appeal. The appraisal process involved a panel of two appraisers and an arbitrator (to resolve differences between the two appraisers), who determine the amount of insured loss the Company has sustained. The Company was advised in early June 2005 that the panel reached a unanimous decision that the total amount of the business interruption loss that the Company suffered as a result of the events of September 11, 2001 is $50.6 million, including all interest adjustments. The Company has also been advised that a written award will be provided by the panel in the near future. It was also advised that the actual amount to be paid by the insurer to the Company should be reduced by approximately $9.9 million, which represents the amount that was previously paid to the Company in cash in fiscal 2002, for which the Company recognized approximately $9.4 million of income. In the event of an unfavorable outcome for the Company, it will not be required to return any of the $9.9 million initial payment. The Company has been further advised that the written opinion of the panel will include calculations of the amount of the loss based on alternative interpretations of the legal test proposed by the insurance carrier that may apply if the trial court’s decision is overturned or modified. On June 22, 2005, the Court of Appeals affirmed the decision of the trial court, with modifications, including modifications to certain of the legal tests on which the appraisal’s decision was based.  The appraisal panel has asked the parties for submissions regarding the implications of the court of appeals’ decision on the award. The effect of the decision on the award is not certain and the Company is currently in the process of evaluating the opinion and its effect on the recovery and is considering its options. Accordingly, given the risks and uncertainties inherent in litigation, there can be no definitive assurance that the Company will actually receive any or all of the panel’s appraised value of this claim, and the Company has not recognized any additional income related to this matter. It should be noted that any payment to the Company that might be forthcoming as a result of this claim may also result in the incurrence of additional expenses that are contingent upon the amount of such insurance claim settlement. These expenses, if incurred, are not expected to exceed $6.0 million.

Duane Reade Inc., Mr. Cuti, Mr. Henry and Mr. Charboneau were named as defendants in connection with the consolidation of several class action complaints alleging violations of the federal securities laws that were filed from August 2002 through October 2002. The action, which was in the United States District Court for the Southern District of New York, was on behalf of shareholders who purchased the Company’s common stock between April 1, 2002 and July 24, 2002, inclusive. The complaint, which sought an unspecified amount of damages, alleged that the defendants violated the federal securities laws by issuing materially false and misleading statements during the class period. On December 1, 2003, the district judge granted the Company’s motion to dismiss the plaintiff’s action, with prejudice. The plaintiffs subsequently filed an appeal. On August 17, 2004, the U.S. Court of Appeals affirmed the district court’s ruling in the Company’s favor.

The Company is a defendant in a class action suit in the Federal Court for the Southern District of New York filed in January 2000 regarding alleged violations of the Fair Labor Standards Act as to a group of individuals who provided delivery services on a contract basis to the Company. In December 2002, the judge in the action issued a partial summary judgment in favor of a subclass of the plaintiffs and against the Company. In December 2003, the Company settled the issue of the amount of its liability to the plaintiffs without any admission of wrongdoing and in an amount consistent with its previously established reserves. By a decision dated August 4, 2004, the district court awarded the plaintiffs certain attorneys’ fees in this matter in the amount of $0.6 million. The Company has fully reserved the amounts of the fees in question and has appealed this award. The Second Circuit recently affirmed the trial court’s determination on fees.

The Company is a party to a National Labor Relations Board (“NLRB”) administrative proceeding regarding a dispute with the Allied Trades Council (“ATC”) over whether a negotiating impasse was reached between the Company and the union in August of 2001. The Allied Trades Council represents employees in 139 of the Company’s stores in a collective bargaining agreement that expired on August 31, 2001. The Company’s employees have been working pursuant to the terms of the Company’s December 6, 2001 implemented contract with the ATC, which expired on August 31, 2004. The Company believes an impasse did in fact occur and as a result, it had the right to implement its latest contract proposal at that time which included wage increases, health and welfare benefits, vacation and sick benefits and a 401(k) retirement program. The Company discontinued making additional payments into the various funds associated with the union as it was providing many of these benefits on a direct basis and because it believes it’s past contributions to these funds caused these funds to be in a position of excessive overfunding. In addition, the Company had concerns that its past payments into these funds were not being managed in a way to ensure they were being properly utilized for the benefit of its employees. On February 18, 2004, an Administrative Law Judge (“ALJ”) who had reviewed various matters related to this proceeding issued a decision and related recommendation, which concluded that the parties were not at impasse. The remedies recommended by the ALJ included, among other things, a requirement for the Company to make its employees whole by reimbursing them for expenses ensuing from the failure to make contributions to the union funds and to make such funds whole, plus interest. This recommendation was adopted by a three-member panel of the NLRB on September 15, 2004. The NLRB’s determination has been appealed by the Company. If it is enforced by the court of appeals, it could result in the Company being required to contribute amounts that have yet to be determined into the union’s pension benefit, health and welfare and vacation funds. Any potential required contributions resulting from a final judicial determination of this matter would potentially be subject to offset by the amounts that the Company had funded since it implemented its final contract proposal for these same benefits that were paid for its Allied Trades Council employees. Because the NLRB decision represents the first phase of a long and complicated administrative process to be followed by a full judicial review of all of the facts and circumstances, the final outcome cannot be reliably determined at this time. The NLRB’s decision is subject to judicial review by the D.C. Circuit Court of Appeals and a compliance hearing before any financial remedy can be determined. The Company is in the process of filing appeal papers with the D.C. Circuit Court of Appeals. Subsequent to the completion of filing these papers, which will be late-summer 2005, the Court will schedule a hearing and sometime thereafter will render a decision. While there can be no definitive assurance, the Company has been advised by its outside labor counsel that its petition for review contains a number of valid defenses and arguments against enforcement of the NLRB decision.

In light of the foregoing, while it is the Company’s belief that the final financial outcome of this litigation cannot be determined, under the provisions of Statement of Financial Accounting Standard No 5 which addresses contingencies, the Company has recorded cumulative pre-tax charges of $19.2 million, including $2.2 million in the twenty-six weeks ended June 25, 2005. These charges represent the Company’s current best estimate of the loss that would result upon application of the NLRB’s decision. The Company notes that such charges were based upon the facts available to it at the time. In the Company’s opinion, such charges could be subject to significant modification in the future, upon review by the D.C. Circuit Court of Appeals, completion of a compliance hearing and any appeals relating to the outcome of that hearing. These charges reflect the amount of contributions that the Company did not make into the union benefit funds for the period from the August 31, 2001 expiration of the contract through June 25, 2005, reduced by a portion of the benefits it paid directly to or for the benefit of these employees over the same period. It also includes an interest cost for these net contributions from the date they would have been paid until June 25, 2005. While this represents the Company’s current best estimate of the NLRB’s decision, the Company believes that, as of June 25, 2005, the actual range of loss in this matter could be from $0 if the Circuit Court of Appeals does not enforce the NLRB decision at all, to approximately $43.0 million, if the NLRB’s decision is upheld and there is no offset for any benefits paid over this period.

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

A New York State Tax Appeal decision in a matter involving another company may have an adverse impact upon the Company’s New York State Franchise Tax filings from years 1999 through 2002. This matter relates to the required combination of affiliated subsidiaries in recognizing royalty fee and related income for intangible property. The application of the decision to the Company is subject to interpretation in light of the Company’s own specific facts and circumstances. The outcome of this matter, and the resulting amount of additional income tax expense, if any, cannot be determined by the Company at this time.

In November 2004, Duane Reade Inc. was served with a class action complaint, Damassia v. Duane Reade Inc. The lawsuit was filed in the United States District Court, Southern District of New York. The complaint alleges that, from the period beginning November 1998, the Company incorrectly gave some employees the title, “Assistant Manager,” in an attempt to avoid paying these employees overtime, in contravention of the Fair Labor Standards Act and the New York Law. The complaint seeks an award equal to twice an unspecified amount of unpaid wages. The Company believes this claim to be without merit, and it intends to defend itself vigorously against this claim. However, due to the uncertainty of litigation, there can be no assurance as to the ultimate outcome of this matter.

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

Litigation Relating to the Merger Transaction:    The Company is aware of six purported class action complaints challenging the Acquisition consummated by Duane Reade Inc. and Duane Reade Acquisition that have been filed in the Court of Chancery of the State of Delaware, referred to as the “Delaware Complaints,” and three purported class action complaints that have been filed in the Supreme Court of the State of New York. Two of the New York complaints have been dismissed without prejudice. The other New York complaint (the “New York Complaint”) is pending but has not been served on Duane Reade. The Delaware Complaints name Mr. Cuti and certain other members of the Company’s former board of directors and executive officers as well as Duane Reade as defendants. Four of the Delaware Complaints name Oak Hill as a defendant. The New York Complaint names Mr. Cuti and certain other members of the Company’s former board of directors and executive officers as well as Duane Reade as defendants. One of the dismissed New York complaints named Oak Hill as a defendant.

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

DUANE READE HOLDINGS, INC.
Condensed Consolidating Statement of Operations (Unaudited)

For the 13 weeks ended June 25, 2005

(Successor)

(in thousands)

						Duane Reade
	Duane Reade	Duane	Duane	Subsidiary	Consolidating	Holdings, Inc.
	Holdings, Inc.	Reade Inc.	Reade GP	Guarantors	Adjustments	Consolidated
Net sales	$—	$—	$399,500	$—	$—	$399,500
Cost of sales	—	—	320,905	—	—	320,905
Gross profit	—	—	78,595	—	—	78,595
Selling, general & administrative expenses	—	—	76,648	(12,107)	—	64,541
Labor contingency	—	—	1,100	—	—	1,100
Transaction expense	—	—	154	—	—	154
Depreciation and amortization	—	—	17,851	—	—	17,851
Store pre-opening expense	—	—	50	—	—	50
Other	—	—	2,033	—	—	2,033
Operating (loss) income	—	—	(19,241)	12,107	—	(7,134)
Equity earnings in affiliates	10,288	10,288	—	170	(20,746)	—
Interest expense, net	—	—	11,499	—	—	11,499
Income (loss) before income taxes	(10,288)	(10,288)	(30,740)	11,937	20,746	(18,633)
Income tax (benefit) expense	—	—	(13,767)	5,422	—	(8,345)
Net income (loss)	$(10,288)	$(10,288)	$(16,973)	$6,515	$20,746	$(10,288)

DUANE READE INC.

Condensed Consolidating Statement of Operations (Unaudited)

For the 13 weeks ended June 26, 2004

(Predecessor)

(in thousands)

					Duane
	Duane	Duane	Subsidiary	Consolidating	Reade Inc.
	Reade Inc.	Reade GP	Guarantors	Adjustments	Consolidated
Net sales	$—	$402,111	$—	$—	$402,111
Cost of sales	—	322,726	—	—	322,726
Gross profit	—	79,385	—	—	79,385
Selling, general & administrative expenses	4	70,650	(10,730)	—	59,924
Labor contingency	—	1,100	—	—	1,100
Transaction expense	—	1,516	—	—	1,516
Depreciation and amortization	—	9,239	—	—	9,239
Store pre-opening expense	—	209	—	—	209
Operating (loss) income	(4)	(3,329)	10,730	—	7,397
Equity earnings in affiliates	(2,537)	—	40	2,497	—
Interest expense, net	—	3,257	—	—	3,257
Income (loss) before income taxes	2,533	(6,586)	10,690	(2,497)	4,140
Income tax (benefit) expense	(2)	(2,553)	4,160	—	1,605
Net income (loss)	$2,535	$(4,033)	$6,530	$(2,497)	$2,535

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Operations (Unaudited)

For the 26 weeks ended June 25, 2005

(Successor)

(in thousands)

						Duane Reade
	Duane Reade	Duane	Duane	Subsidiary	Consolidating	Holdings, Inc.
	Holdings, Inc.	Reade Inc.	Reade GP	Guarantors	Adjustments	Consolidated
Net sales	$—	$—	$794,267	$—	$—	$794,267
Cost of sales	—	—	642,863	—	—	642,863
Gross profit	—	—	151,404	—	—	151,404
Selling, general & administrative expenses	—	—	152,906	(23,866)	—	129,040
Labor contingency	—	—	2,200	—	—	2,200
Transaction expense	—	—	581	—	—	581
Depreciation and amortization	—	—	35,497	—	—	35,497
Store pre-opening expense	—	—	150	—	—	150
Other	—	—	3,182	—	—	3,182
Operating (loss) income	—	—	(43,112)	23,866	—	(19,246)
Equity earnings in affiliates	23,091	23,091	—	362	(46,544)	—
Interest expense, net	—	—	22,664	—	—	22,664
Income (loss) before income taxes	(23,091)	(23,091)	(65,776)	23,504	46,544	(41,910)
Income tax (benefit) expense	—	—	(29,536)	10,717	—	(18,819)
Net income (loss)	$(23,091)	$(23,091)	$(36,240)	$12,787	$46,544	$(23,091)

DUANE READE INC.

Condensed Consolidating Statement of Operations (Unaudited)

For the 26 weeks ended June 26, 2004

(Predecessor)

(in thousands)

					Duane
	Duane	Duane	Subsidiary	Consolidating	Reade Inc.
	Reade Inc.	Reade GP	Guarantors	Adjustments	Consolidated
Net sales	$—	$785,421	$—	$—	$785,421
Cost of sales	—	629,533	—	—	629,533
Gross profit	—	155,888	—	—	155,888
Selling, general & administrative expenses	15	139,514	(20,962)	—	118,567
Labor contingency	—	2,200	—	—	2,200
Transaction expense	—	2,619	—	—	2,619
Depreciation and amortization	—	18,305	—	—	18,305
Store pre-opening expense	—	365	—	—	365
Operating (loss) income	(15)	(7,115)	20,962	—	13,832
Equity earnings in affiliates	(4,297)	—	83	4,214	—
Interest expense, net	—	6,694	—	—	6,694
Income (loss) before income taxes	4,282	(13,809)	20,879	(4,214)	7,138
Income tax (benefit) expense	(6)	(5,514)	8,370	—	2,850
Net income (loss)	$4,288	$(8,295)	$12,509	$(4,214)	$4,288

DUANE READE HOLDINGS, INC.

Condensed Consolidating Balance Sheet (Unaudited)

As of June 25, 2005

(Successor)

(in thousands)

						Duane Reade
	Duane Reade	Duane	Duane	Subsidiary	Consolidating	Holdings, Inc.
	Holdings, Inc.	Reade Inc.	Reade GP	Guarantors	Adjustments	Consolidated
Assets
Current assets
Cash	$ —	$ —	$ 1,304	$ 17	$ —	$ 1,321
Receivables	—	(126,981)	291,984	(44,155)	(68,392)	52,456
Inventories	—	—	278,069	—	—	278,069
Deferred income taxes	—	14,585	5,049	(6,189)	—	13,445
Prepaid expenses and other assets	—	—	35,561	—	—	35,561
Total current assets	—	(112,396)	611,967	(50,327)	(68,392)	380,852
Investment in affiliates	160,951	(31,505)	—	(1,458)	(127,988)	—
Property and equipment	—	—	236,022	—	—	236,022
Goodwill, net	—	—	52,216	—	—	52,216
Deferred income taxes	—	1,645	9,032	(10,677)	—	—
Other assets	—	17,015	284,972	259,857	(279,442)	282,402
Total assets	$ 160,951	$ (125,241)	$ 1,194,209	$ 197,395	$ (475,822)	$ 951,492
Liabilities and Stockholders Equity
Current liabilities
Accounts payable	$ —	$ —	$ 88,017	$ —	$ —	$ 88,017
Accrued interest	—	—	8,398	—	—	8,398
Accrued expenses	—	(124)	43,603	—	—	43,479
Current portion of debt	—	—	182,372	—	—	182,372
Current portion of capital lease obligation	—	—	2,997	—	—	2,997
Total current liabilities	—	(124)	325,387	—	—	325,263
Long term debt	—	—	620,449	—	(265,417)	355,032
Capital lease obligation, less current portion	—	—	11,953	—	—	11,953
Deferred income taxes	—	70,222	(68,945)	32,247	—	33,524
Other non-current liabilities	—	2,565	62,204	—	—	64,769
Total liabilities	—	72,663	951,048	32,247	(265,417)	790,541
Stockholders equity
Common stock	26	—	26	—	(26)	26
Paid-in-capital	239,472	17,015	321,889	—	(338,904)	239,472
Accumulated other comprehensive income	(7)	(7)	(7)	—	14	(7)
Retained earnings	(78,540)	(214,912)	(78,747)	165,148	128,511	(78,540)
Total stockholders equity	160,951	(197,904)	243,161	165,148	(210,405)	160,951
Total liabilities and stockholders equity	$ 160,951	$ (125,241)	$ 1,194,209	$ 197,395	$ (475,822)	$ 951,492

DUANE READE HOLDINGS, INC.

Condensed Consolidating Balance Sheet (Unaudited)

As of December 25, 2004

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

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the 26 weeks ended June 25, 2005

(Successor)

(in thousands)

						Duane Reade
	Duane Reade	Duane	Duane	Subsidiary	Consolidating	Holdings, Inc.
	Holdings, Inc.	Reade Inc.	Reade GP	Guarantors	Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(23,091)	$(23,091)	$(36,240)	$12,787	$46,544	$(23,091)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	—	—	37,238	—	—	37,238
Deferred tax provision	—	(39)	(29,536)	10,717	—	(18,858)
Other	23,091	23,091	6,901	362	(46,544)	6,901
Changes in operating assets and liabilities:
Receivables	—	163	21,293	(15,856)	—	5,600
Inventories	—	—	(15,187)	—	—	(15,187)
Accounts payable	—	—	8,288	—	—	8,288
Prepaid and accrued expenses	—	(124)	(15,767)	—	—	(15,891)
Increase in other assets (liabilities), net	—	—	14,356	(8,025)	—	6,331
NET CASH USED IN OPERATING ACTIVITIES	—	—	(8,654)	(15)	—	(8,669)
Capital expenditures	—	—	(14,310)	—	—	(14,310)
Lease acquisition and other costs	—	—	(5,764)	—	—	(5,764)
Proceeds from sale of property	—	—	2,223	—	—	2,223
NET CASH USED IN INVESTING ACTIVITIES	—	—	(17,851)	—	—	(17,851)
Cash flows from financing activities:
Borrowings from revolving credit facility	—	—	901,942	—	—	901,942
Repayments of revolving credit facility	—	—	(873,440)	—	—	(873,440)
Deferred financing costs	—	—	(622)	—	—	(622)
Repayments of capital lease obligations	—	—	(1,368)	—	—	(1,368)
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	26,512	—	—	26,512
Net change in cash	—	—	7	(15)	—	(8)
Cash at beginning of period	—	—	1,297	32	—	1,329
Cash at end of period	$—	$—	$1,304	$17	$—	$1,321

DUANE READE INC.

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the 26 weeks ended June 26, 2004

(Predecessor)

(in thousands)

					Duane
	Duane	Duane	Subsidiary	Consolidating	Reade Inc.
	Reade Inc.	Reade GP	Guarantors	Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$4,288	$(8,295)	$12,509	$(4,214)	$4,288
Adjustments to reconcile net income (loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization of property and equipment	—	19,260	—	—	19,260
Deferred tax provision	(82)	(5,514)	8,370	—	2,774
Other	(4,297)	3,827	83	4,214	3,827
Changes in operating assets and liabilities:
Receivables	(1,732)	1,218	(49)	—	(563)
Inventories	—	(333)	—	—	(333)
Accounts payable	—	(8,486)	—	—	(8,486)
Prepaid and accrued expenses	697	2,361	—	—	3,058
Increase in other assets (liabilities), net	—	17,114	(20,900)	—	(3,786)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,126)	21,152	13	—	20,039
Capital expenditures	—	(16,182)	—	—	(16,182)
Lease acquisition and other costs	—	(11,517)	—	—	(11,517)
NET CASH USED IN INVESTING ACTIVITIES	—	(27,699)	—	—	(27,699)
Cash flows from financing activities:
Borrowings from revolving credit facility	—	798,122	—	—	798,122
Repayments of revolving credit facility	—	(791,168)	—	—	(791,168)
Deferred financing costs	—	(138)	—	—	(138)
Proceeds from exercise of stock options	1,126	—	—	—	1,126
Repayments of capital lease obligations	—	(206)	—	—	(206)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,126	6,610	—	—	7,736
Net change in cash	—	63	13	—	76
Cash at beginning of period	—	1,204	48	—	1,252
Cash at end of period	$—	$1,267	$61	$—	$1,328

10.   Subsequent Event

On August 4, 2005 the Company priced a private placement of $50.0 million of Senior Secured Floating Rate Notes due 2010 (the “New Senior Secured Notes”) issued by Duane Reade Inc. and Duane Reade, which are its wholly owned subsidiaries. The Company expects to close the private placement on August 9, 2005.

The Company will use the proceeds from the sale of the New Senior Secured Notes to repay a portion of its outstanding borrowings under its amended asset-based revolving loan facility.  Concurrent with the closing of this private placement, the maximum commitment of the Company’s amended asset-based revolving loan facility will be reduced from $250 million to $225 million. In addition, the fixed charge coverage ratio was reduced until June 30, 2007.

The New Senior Secured Notes will be issued under the indenture governing the Company’s existing Senior Secured Floating Rate Notes due 2010 and will be treated as a single class with the existing Senior Secured Floating Rate Notes under that indenture. However the New Senior Secured Notes will not be fungible with the existing Senior Secured Floating Rate Notes. The New Senior Secured Notes will bear interest at a floating rate of LIBOR plus 4.50% and will have substantially the same terms as those of the existing Senior Secured Floating Rate Notes except that:

•       The New Senior Secured Notes will be issued at an offering price of 95.5% plus accrued interest;

•       The issuance of the New Senior Secured Notes will not be registered under the Securities Act of 1933 but will be subject to a registration rights agreement; and

•       The first payment of cash interest following the issue date of the New Senior Secured Notes will be September 15, 2005.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Our business consists of the sale of a wide variety of health and beauty care products, convenience oriented food and general merchandise items and a pharmacy operation managed to supply customers with their prescription needs. We refer to the non-prescription portion of our business as front-end sales because most of these sales are processed through the front main check-out sections of our stores. This portion of our business consists of brand name and private label health and beauty care items, food and beverages, tobacco products, cosmetics, housewares, greeting cards, photofinishing services, photo supplies and seasonal and general merchandise. Health and beauty care products, including over-the-counter items, represent our highest volume categories within front-end sales. The front-end portion of our business represented 51.2% and 50.8% of our sales in the quarter and six months ended June 25, 2005, respectively, and is characterized by generally higher gross margins that are approximately twice that of our pharmacy or back-end business.

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

Sales to third party prescription plans represented 92.8% of our prescription sales in both the quarter and six months ended June 25, 2005. Pharmacy sales have experienced a faster rate of sales growth than the front-end portion of our business due to a number of favorable demographic and industry trends such as the aging of the population, expanded penetration of third party private and government-sponsored coverage and the increasing utilization of prescriptions to improve quality of life and in place of medical procedures. As a result, pharmacy sales have grown at a rapid pace in both numbers of prescriptions dispensed as well as inflation driven increases in costs. While these factors all contributed to the increasing proportion of pharmacy sales to our total sales, the rate of our pharmacy sales growth has been slowing in the last few years due to an increased focus on the part of both government and private plans to control the high costs of providing these benefits. The rate of growth for pharmacy retailers has also slowed as a result of an increased penetration by mail order and internet-based providers. In the second half of 2004 and continuing into the first half of 2005, we experienced a further slowing of pharmacy sales growth due to the negative publicity surrounding the temporary recall of high volume Vioxx and other Cox-2 inhibitors.

During 2003, President Bush signed the Medicare Drug Act, which created a new Medicare Part D benefit that will expand Medicare coverage of prescription drugs for senior citizens not participating in third party plans. Sales to such customers represent less than 2% of our total revenue. This new Medicare coverage is scheduled to take effect in 2006 and is expected to result in decreased pharmacy margins resulting from lower reimbursement rates than our current margins on prescriptions that are not subject to third party reimbursement. In June 2004, a temporary senior citizen prescription drug discount program furnished under this Medicare legislation was implemented and is expected to remain in effect until the full Medicare program takes effect in 2006. This temporary program has also resulted in lower pharmacy margins than those previously realized on prescriptions that were not subject to third party plan reimbursement. Based on our experience, we expect that, over time, increased utilization of prescription drugs by senior citizens participating in the new programs will offset the effect of lower margins on our revenues.

In fiscal 2003 and again in fiscal 2004, New York State reduced Medicaid and EPIC prescription reimbursement rates, adversely impacting our pharmacy gross margins. The most recent reductions became effective on October 1, 2004, and are expected to reduce reimbursements by approximately $1.4 million on an annual basis. New Jersey also implemented reduced Medicaid reimbursement rates in 2003. The New York State legislature has also recently approved increases in co-payments by $1.00 per prescription for branded drugs and $0.50 per prescription for generics effective August 1, 2005. Under the Medicaid guidelines, providers cannot refuse to dispense prescriptions to Medicaid recipients who claim that they do not have the means to pay the required co-payments. Most Medicaid recipients decline to make the co-payments, resulting in the requirement for the provider to absorb this cost. These increased co-payments for New York Medicaid are expected to result in further reduced reimbursements of approximately $1.4 million per year.

In an effort to offset some of the adverse pharmacy gross margin impacts from the trends discussed above, there has been an intensified effort on the part of retailers to support increased utilization of lower priced but higher margin generic prescriptions in place of branded medications. Improved generic utilization rates as well as increased purchases direct from manufacturers rather than through wholesalers enabled us to achieve improved gross margins on pharmacy retail sales during 2004 and in the first half of 2005.

We are also impacted by recent state legislation aimed at increasing the minimum hourly wage. New York State increased the minimum hourly wage from $5.15 to $6.00 on January 1, 2005 with further scheduled increases to $6.75 on January 1, 2006 and $7.15 on January 1, 2007. The New Jersey legislature has approved increases in the minimum hourly wage from $5.15 to $6.15 on October 1, 2005 and to $7.15 on October 1, 2006. While these increases will impact our cost of labor, we believe we can offset a significant portion of these cost increases through initiatives designed to further improve our labor efficiency.

We operate approximately 87% of our 250 stores in New York City and the remainder in the surrounding areas, and our financial performance is therefore heavily influenced by the local economy. We analyze a number of economic indicators specific to New York City to gauge the health of this economy, including unemployment rates, job creation, gross city product and bridge and tunnel commuter traffic patterns. We also analyze market share data, same-store sales trends, average store sales and sales per square foot data among other key performance indicators to monitor our overall performance. During 2004 and the first half of 2005, the New York City economy generally reflected an improving trend for most of these external economic indicators.

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

New York City Economy

Between 2001 and 2003, the New York City economy experienced a regional cyclical downturn and a series of unusual events, such as the World Trade Center attacks and one-time significant increases in real estate taxes and insurance costs. The New York greater metropolitan area experienced above average unemployment levels, especially in the key midtown and downtown Manhattan financial districts and lagged behind the improving national economy throughout 2003 and the early part of 2004. However, more recently it has shown substantial improvements in employment, tourism and overall commerce relative to the last few years. The June 2005 unemployment data for New York City indicated an unemployment rate of 5.3%, compared to a national rate of 5.2%. In addition, the New York City unemployment rate reflected a significant improvement as compared to the monthly average rate of 8.5% reported for the first quarter of 2004.

Results of Operations

The Thirteen Weeks Ended June 25, 2005 for the Successor as Compared to the Thirteen Weeks Ended June 26, 2004 for the Predecessor

For the second quarter of 2005, we achieved net sales of $399.5 million and sustained a net loss of $10.3 million, as compared to net sales of $402.1 million and net income of $2.5 million in the second quarter of the previous year. The decline in earnings is due to the following factors:

•       An increase in depreciation and amortization expense of $8.6 million from the Acquisition related purchase accounting adjustments to the valuation of store leases, prescription pharmacy files and property, plant and equipment under FAS 141 as well as the depreciation of capital expenditures and amortization of intangibles acquired in 2004 and 2005.

•       An increase in interest expense of $8.2 million primarily resulting from the new debt incurred in connection with the Acquisition.

•       Increased consulting and litigation related expenses of $1.9 million that resulted from consulting costs incurred in connection with various management initiatives to improve operating performance, litigation related legal costs for certain labor and real estate related disputes, the World Trade Center business interruption insurance claim and litigation defending new class actions.

•       An increase in non-cash rent expense of $1.4 million that was attributable to the application of purchase accounting under FAS 141, “Business Combinations,” in connection with the July 30, 2004 Acquisition by Oak Hill.

•       Reduced real estate related income of $1.1 million.

•       Increased store payroll costs from higher minimum wages in New York and increased pharmacy labor rates driven by the pharmacist shortage.

•  Higher acquisition transaction and related costs of $0.7 million.

The following sets forth the results of operations for the periods indicated:

	13 Weeks Ended
	Successor		Predecessor
	June 25, 2005		June 26, 2004
	Dollars	% of Sales	Dollars	% of Sales
	In thousands, except percentages
Net sales	$399,500	100.0%	$402,111	100.0%
Cost of sales	320,905	80.3	322,726	80.3
Gross profit	78,595	19.7	79,385	19.7
Selling, general & administrative expenses	64,541	16.2	59,924	14.9
Labor contingency	1,100	0.3	1,100	0.3
Transaction expense	154	0.0	1,516	0.4
Depreciation and amortization	17,851	4.5	9,239	2.3
Store pre-opening expenses	50	0.0	209	0.1
Other	2,033	0.5	—	0.0
Operating (loss) income	(7,134)	-1.8	7,397	1.8
Interest expense, net	11,499	2.9	3,257	0.8
(Loss) income before income taxes	(18,633)	-4.7	4,140	1.0
Income tax (benefit) expense	(8,345)	-2.1	1,605	0.4
Net (loss) income	$(10,288)	-2.6%	$2,535	0.6%

Net sales were $399.5 million in the thirteen weeks ended June 25, 2005, representing a decrease of 0.6% as compared to net sales of $402.1 million in the thirteen weeks ended June 26, 2004. While retail sales to customers grew by 2.4% over this period, the increase was more than offset by the impact of reduced resale activity. Same-store sales increased by 0.5% over the second quarter last year with the balance of the increase coming from the full quarterly results of four net new stores opened in the second quarter last year and three net new stores opened since the end of last year’s second quarter.

Pharmacy sales decreased from $202.3 million in the second quarter of 2004 to $195.1 million in the second quarter of 2005, a decrease of 3.6%, and represented 48.8% of total sales, as compared with 50.3% of total sales in the comparable period of 2004. The overall pharmacy sales decrease includes a decrease of

5.9% resulting from the reduced resale activity, partially offset by an increase of 2.3% in normal retail pharmacy sales. Pharmacy same-store sales increased by 0.2% over last year, and third-party reimbursed pharmacy sales represented 92.8% of total prescription sales, as compared to 92.2% in the second quarter of 2004. Pharmacy same-store sales were adversely impacted by approximately 1.9% due to negative publicity and significantly reduced consumer demand for arthritis medications and certain other high volume drugs and approximately 1.4% due to increased mail order penetration resulting from conversion of certain third party plans to mandatory mail order requirements. The percentage of generic prescriptions dispensed increased by 4.7% this year, resulting in a reduction of the pharmacy same-store sales increase by approximately 2.8%, but an increase in gross margin per prescription dispensed. Generic prescriptions generally have lower selling prices but are more profitable than branded prescriptions.

Front-end sales increased from $199.8 million in the second quarter of 2004 to $204.4 million in the second quarter of 2005, an increase of 2.3%, and represented 51.2% of total sales, as compared to 49.7% of total sales in the comparable period of 2004. Front-end same-store sales increased by 0.7%, primarily due to the favorable impact of the improved Dollar Rewards customer loyalty card and a generally improved level of consumer demand.

During the thirteen weeks ended June 25, 2005, we opened one store, as compared to four stores opened during the thirteen weeks ended June 26, 2004. At June 25, 2005, we operated 250 stores, as compared to 247 stores at June 26, 2004.

Cost of sales as a percentage of net sales was 80.3% in the second quarter of 2005 and 2004, resulting in gross profit margins of 19.7% in each period. The lack of change in gross profit margins was primarily attributable to higher pharmacy gross margins associated with increased generic dispensing rates and direct purchases that were largely offset by increased non-cash rent expense of $1.4 million, or 0.3% of sales, that was attributable to the application of purchase accounting under FAS 141, “Business Combinations,” in connection with the July 30, 2004 acquisition by Oak Hill. Cost of sales also includes (i) a $0.3 million LIFO provision in the second quarter of both the current and prior years, and (ii) real-estate related income of $0.1 million in the second quarter of 2005 as compared to $1.3 million in the second quarter of 2004.

Selling, general and administrative expenses were $64.5 million, or 16.2% of net sales and $59.9 million, or 14.9% of net sales, in the second quarters of 2005 and 2004, respectively. The increase in these expense ratios to sales as compared to the prior year primarily reflects the reduced pharmacy resale activity in the current year (which reduces net sales and adversely impacts the SG&A expense ratio), increased consulting and litigation related expenses, as well as increased labor costs for pharmacists and increases in the New York minimum wage rates.

Depreciation and amortization of capital expenditures and intangible assets amounted to $17.9 million in the second quarter of 2005, as compared to $9.2 million in the second quarter of 2004. This increase was attributable to the aforementioned step-up in asset values resulting from the application of purchase accounting under FAS 141 that was required in connection with the Acquisition, as well as increases resulting from the depreciation of capital expenditures made in 2004 and 2005 and amortization of identifiable intangibles acquired over the same period.

We incurred store pre-opening expenses of $0.1 million in the second quarter of 2005, related to the opening of one store. In the second quarter of last year, we incurred pre-opening costs of $0.2 million, attributable to the opening of four stores.

During the 13 weeks ended June 25, 2005, we recorded other expenses of $2.0 million resulting from the completion of the Acquisition.  These expenses include (i) $0.2 million attributable to the CEO’s annual $0.9 million long-term cash award, (ii) $0.3 million related to the annual $1.25 million management fee payable to Oak Hill, (iii) $0.6 million representing a portion of the anticipated cost of transferring the ownership of a split dollar life insurance policy to the CEO in July 2006 and (iv) $0.9 million reflecting an allocation of the expenses associated with the implementation of a tax indemnity insurance policy related to the deductibility of certain payments made to the CEO in connection with the Acquisition.

Net interest expense for the second quarter of 2005 was $11.5 million, as compared to $3.3 million in the second quarter of 2004. This increase was primarily attributable to the higher interest costs and increased debt in the current year resulting from the Acquisition. At June 25, 2005, the weighted average interest rate on our variable rate outstanding debt was 6.22%, as compared to 3.12% at June 26, 2004.

In the second quarter of 2005, we recorded an income tax benefit of $8.3 million, reflecting an estimated effective tax rate of 44.8%, inclusive of the anticipated benefits of wage-based income tax credits. In the comparable period last year, the income tax provision of $1.6 million reflected an estimated effective tax rate of 38.8%, inclusive of the anticipated benefits of wage-based income tax credits. The income tax credits represent the economic benefits earned by us for our participation in various federal and state employment incentive programs. The increase in the current year’s effective rate reflects the combined impact of the income tax credits and the pre-tax loss generated by us.

The Twenty-Six Weeks Ended June 25, 2005 for the Successor as Compared to the Twenty-Six Weeks Ended June 26, 2004 for the Predecessor

For the first half of 2005, we achieved net sales of $794.3 million and sustained a net loss of $23.1 million, as compared to net sales of $785.4 million and net income of $4.3 million in the first half of the previous year. The decline in earnings is due to the following factors:

•       An increase in depreciation and amortization expense of $17.2 million from the Acquisition related purchase accounting adjustments to the valuation of store leases, prescription pharmacy files and property, plant and equipment under FAS 141 as well as the depreciation of capital expenditures and amortization of intangibles acquired in 2004 and 2005.

•       An increase in interest expenses of $16.0 million from the new debt incurred in connection with the Acquisition.

•       A decline in gross margin from 19.8% in the first half of 2004 to 19.1% in the first half of 2005. The decrease was primarily attributable to lower vendor allowances, increased inventory shrink losses, lower levels of real estate related income and increased non-cash rent expense of $3.1 million, that was attributable to the application of purchase accounting under FAS 141, “Business Combinations,” in connection with the July 30, 2004 Acquisition by Oak Hill.

•       Increased store payroll costs resulting from higher minimum wages in New York and increased labor rates for pharmacists.

•       Increased consulting and litigation related expenses of $3.9 million that resulted from certain labor and real estate related disputes, the World Trade Center business interruption insurance claim and litigation defending new class actions.

The following sets forth the results of operations for the periods indicated:

	26 Weeks Ended
	Successor		Predecessor
	June 25, 2005		June 26, 2004
	Dollars	% of Sales	Dollars	% of Sales
	In thousands, except percentages
Net sales	$794,267	100.0%	$785,421	100.0%
Cost of sales	642,863	80.9	629,533	80.2
Gross profit	151,404	19.1	155,888	19.8
Selling, general & administrative expenses	129,040	16.2	118,567	15.1
Labor contingency	2,200	0.3	2,200	0.3
Transaction expense	581	0.1	2,619	0.3
Depreciation and amortization	35,497	4.5	18,305	2.3
Store pre-opening expenses	150	0.0	365	0.0
Other	3,182	0.4	—	0.0
Operating (loss) income	(19,246)	-2.4	13,832	1.8
Interest expense, net	22,664	2.9	6,694	0.9
(Loss) income before income taxes	(41,910)	-5.3	7,138	0.9
Income tax (benefit) expense	(18,819)	-2.4	2,850	0.4
Net (loss) income	$(23,091)	-2.9%	$4,288	0.5%

Net sales were $794.3 million in the twenty-six weeks ended June 25, 2005, representing an increase of 1.1% as compared to net sales of $785.4 million in the twenty-six weeks ended June 26, 2004. Reduced resale activity accounted for a decrease of 2.2%, while retail sales to customers increased by 3.3% over this period. Same-store sales increased by 1.2% over the first half of last year with the balance of the increase coming from the full six-month results of six net new stores opened during the first half of 2004 and three net new stores opened since the end of last year’s second quarter.

Pharmacy sales decreased from $394.5 million in the first half of 2004 to $390.5 million in the first half of 2005, a decrease of 1.0%, and represented 49.2% of total sales, as compared with 50.2% of total sales in the comparable period of 2004. The overall pharmacy sales decrease includes a decrease of 4.5% resulting from the reduced resale activity, offset by an increase of 3.5% in normal retail pharmacy sales. Pharmacy same-store sales increased by 1.1% over last year, and third-party reimbursed pharmacy sales represented 92.8% of total prescription sales, as compared to 92.1% in the first half of 2004.

Front-end sales increased from $390.9 million in the first half of 2004 to $403.8 million in the first half of 2005, an increase of 3.3%, and represented 50.8% of total sales, as compared to 49.8% of total sales in the comparable period of 2004. Front-end same-store sales increased by 1.3%, primarily due to a stronger cough and cold season, the impact of the improved Dollar Rewards loyalty card and a generally improved level of consumer demand.

During the twenty-six weeks ended June 25, 2005, we opened three stores and closed eight stores, as compared to seven stores opened and one store closed during the twenty-six weeks ended June 26, 2004.

Cost of sales as a percentage of net sales was 80.9% in the first half of 2005 and 80.2% in the first half of 2004, resulting in gross profit margins of 19.1% and 19.8%, respectively. This decrease in gross profit margins was primarily attributable to lower levels of vendor allowances and real estate related income combined with higher inventory shrink losses and increased non-cash rent expense of $3.1 million, or 1.4% of sales, that was attributable to the application of purchase accounting under FAS 141, “Business

Combinations,” in connection with the Acquisition. Cost of sales also includes (i) a $0.1 million LIFO provision in the current year’s first six months as compared to a LIFO provision of $0.7 million in the corresponding period last year, and (ii) real-estate related income of $0.2 million in the first half of 2005 as compared to $2.1 million in the first half of 2004.

Selling, general and administrative expenses were $129.0 million, or 16.2% of net sales, and $118.6 million, or 15.1% of net sales, in the first six months of 2005 and 2004, respectively. The increase in these expense ratios to sales as compared to the prior year primarily reflects the increased consulting and litigation related expenses incurred in the current year, as well as increased labor costs associated with the ongoing shortage of pharmacists in the marketplace and increases in the New York minimum wage rates.

Depreciation and amortization of capital expenditures and intangible assets amounted to $35.5 million in the first half of 2005, as compared to $18.3 million in the first half of 2004. This increase was attributable to the aforementioned step-up in asset values resulting from the application of purchase accounting under FAS 141 that was required in connection with the Acquisition as well as increases resulting from the depreciation of capital expenditures made in 2004 and 2005 and amortization of identifiable intangibles acquired over the same period.

We incurred store pre-opening expenses of $0.2 million in the first six months of 2005, related to the opening of three stores. In the comparable period last year, we incurred pre-opening costs of $0.4 million, attributable to the opening of seven stores.

During the 26 weeks ended June 25, 2005, we recorded other expenses of $3.2 million resulting from the completion of the Acquisition. These expenses include (i) $0.5 million attributable to the CEO’s annual $0.9 million long-term cash award, (ii) $0.6 million related to the annual $1.25 million management fee payable to Oak Hill, (iii) $1.2 million representing a portion of the anticipated cost of transferring the ownership of a split dollar life insurance policy to the CEO in July 2006 and (iv) $0.9 million reflecting an allocation of the expenses associated with the implementation of a tax indemnity insurance policy related to the deductibility of certain payments made to the CEO in connection with the Acquisition.

Net interest expense for the first half of 2005 was $22.7 million, as compared to $6.7 million in the first half of 2004. This increase was primarily attributable to the higher interest costs and increased debt in the current year that was associated with the Acquisition.

In the first six months of 2005, we recorded an income tax benefit of $18.8 million, reflecting an estimated effective tax rate of 44.9%, inclusive of the anticipated benefits of wage-based income tax credits. In the comparable period last year, the income tax provision of $2.9 million reflected an estimated effective tax rate of 39.9%, inclusive of the anticipated benefits of wage-based income tax credits. The income tax credits represent the economic benefits earned by us for our participation in various federal and state employment incentive programs. The increase in the current year’s effective rate reflects the combined impact of the income tax credits and the reduced levels of pre-tax income generated by us.

Liquidity and Capital Resources

Working Capital and Cash Flow

Working capital was $55.6 million as of June 25, 2005 and $66.7 million as of December 25, 2004. Working capital reflects the classification of outstanding borrowings under our asset-based revolving loan facility of $182.4 million at June 25, 2005 and $153.9 million at December 25, 2004 as current liabilities. This current classification is required because cash receipts controlled by the lenders are used to reduce outstanding debt and we do not meet the criteria of Statement of Financial Accounting Standards No. 6 “Classification of Short Term Obligations Expected to be Refinanced” (FAS 6) to reclassify the debt as long-term, but is not an indication that this credit facility is expected to be retired within the next year. The asset-based revolving loan expires in July of 2008 and we intend to continue to access it for our working capital needs throughout its remaining term.

Net cash used in operating activities was $8.7 million in the twenty-six weeks ended June 25, 2005 compared to cash provided by operations of $20.0 million in the twenty-six weeks ended June 26, 2004. The use of cash in the current year reflects the scheduled $19.0 million CEO SERP early termination payment.

Net cash used in investing activities was $17.9 million in the twenty-six weeks ended June 25, 2005, compared to $27.7 million in the twenty-six weeks ended June 26, 2004. In the first half of 2005, capital expenditures, primarily related to new store openings and the remodeling of existing locations, were $14.3 million, while lease acquisition, pharmacy customer file and other costs were $5.8 million of cash used in investing activities. These amounts were partially offset by $2.2 million of cash received in connection with the sale of property. In the first half of 2004, we spent $16.2 million on capital expenditures and $11.5 million on lease acquisition, pharmacy customer file and other costs.

Net cash provided by financing activities was $26.5 million in the twenty-six weeks ended June 25, 2005, compared to $7.7 million in the twenty-six weeks ended June 26, 2004. The increase in cash provided by financing activities in the current year was primarily attributable to the increased utilization of cash for operating and investing activities.

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

Operating Capital Requirements

Our operating capital requirements primarily result from opening and stocking new stores, remodeling and renovating existing retail locations, purchasing pharmacy files and the continuing development of management information systems. We opened three new stores in the first half of 2005 and currently plan to open up to 7 additional new stores during the remainder of this year (a total of up to 10 stores for all of 2005), and 8-10 new stores in each of fiscal 2006 through fiscal 2008. We also require working capital to support inventory for our existing and new stores. Historically, we have been able to lease almost all of our store locations, so acquisitions of real estate are not expected to have a significant impact on our capital requirements.

Other Factors Influencing our Liquidity

We have recently been advised that the appraisal panel in the World Trade Center insurance claim litigation has determined the amount of the business interruption loss we incurred as a result of the events of September 11, 2001. This determination by the panel is subject to existing appeals and potentially additional appeals and, on June 22, 2005, The Court of Appeals affirmed the decision of the trial court, with modifications, including modifications to certain of the legal tests on which the appraisal panel’s decision was based. We are currently in the process of evaluating the opinion and its effect on the recovery and are considering our options. As a result of the appeal process and other uncertainties, we may not actually receive any or all of the panel’s appraised value of this claim, and we cannot be certain of the timing of future payments, if any, with respect to our claim. It should also be noted that any payment to us that might be forthcoming as a result of this claim may also result in the incurrence of additional expenses that are contingent upon the amount of such insurance claim settlement. These expenses, if incurred, are not expected to exceed $6.0 million. Please refer to Note 8 of the Unaudited Consolidated Interim Financial Statements included elsewhere in this document for a more detailed explanation of this matter.

Eleven of our stores which generated approximately 3.8% of our net sales for fiscal 2004 have leases scheduled to expire before the end of fiscal 2006. Four of these leases have renewal options. We believe that we will be able to renew the other expiring leases on economically favorable terms or, alternatively, find other economically attractive locations to lease.

As of June 25, 2005, approximately 4,100 of our approximately 6,000 employees were represented by various labor unions and were covered by collective bargaining agreements. Pursuant to the terms of the collective bargaining agreements covering these employees, we are required, in some instances, to pay specified annual increases in salary and benefits contributions relating to the member employees. We do not believe that these increases will have a material impact on our liquidity or results of operations. Our collective bargaining agreement with Local 340A New York Joint Board, UNITE AFL-CIO (“UNITE”), who represents approximately 700 of our employees in 113 stores, expired on March 31, 2005. The parties have agreed to an extension of this contract through September 30, 2005.

Under an employment agreement with our Chairman and CEO originally entered into in 1997 and subsequently amended in 2000 and 2001, and then amended and restated in 2002, and again amended and restated in connection with the completed Acquisition, we were required to fund $5.0 million premiums annually through 2010 for a split dollar life insurance policy that would provide certain post-retirement benefits. The enactment of the Sarbanes-Oxley Act has resulted in the need for additional guidance concerning the permissibility of split dollar life insurance policies for executives. While we believe this split dollar policy is permitted under current interpretations of the legislation, there can be no assurance that further interpretations or guidance to be provided by the SEC concerning this legislation will concur. Upon completion of the Acquisition, under Mr. Cuti’s amended and restated employment agreement, we elected to terminate the split dollar life insurance contract in exchange for, among other things, the payment to Mr. Cuti of $20.5 million on or prior to January 3, 2005 and $4.0 million on or prior to June 30, 2005. We have made all such required payments. Approximately $14.3 million of these payment obligations were offset by the proceeds of the cash surrender value of the split dollar life insurance contract, which was terminated on June 30, 2005 in connection with the final $4.0 million payment to the CEO.

The Acquisition resulted in a restructuring of our debt, as well as the elimination of our obligations under the CEO Split Dollar Life Insurance Policy, in exchange for certain direct payments to our Chief Executive Officer. The following table presents details of our significant Commitments and Obligations as at June 25, 2005, except that the data provided with respect to operating leases is as of December 25, 2004:

	Payments due by Period
		Within			After
Contractual Cash Obligations	Total	1 year	2-3 years	4-5 years	5 years
	(dollars in thousands)
Debt Obligations(1)	$537,404	$182,372	$—	$—	$355,032
Capital Lease Obligations	14,947	2,997	6,484	5,466	—
Operating Leases	1,344,893	119,602	237,090	219,849	768,352
Fixed Interest Payments(2)	123,581	19,012	38,025	38,025	28,519
Total Contractual Cash Obligations	$2,020,825	$323,983	$281,599	$263,340	$1,151,903

(1)          At June 25, 2005, approximately $182.4 million was outstanding under our asset-based revolving loan facility. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt and we do not meet the criteria of FAS 6 to reclassify the debt as long-term, however this is not an indication that this credit facility is expected to be retired within the next year. We intend to continue to use this facility for our working capital needs through the date of its maturity in July 2008.

(2)   Excluded from the table are cash interest obligations on our variable-rate debt, consisting of the amended asset-based revolving loan agreement and the $160.0 million of senior secured floating rate notes due 2010. The amended asset-based revolving loan agreement accrues interest at LIBOR plus a margin of 1.50% and the senior secured notes accrue interest at LIBOR plus a margin of 4.50%. At June 25, 2005, the effective interest rates on each of these debt instruments was 4.73% and 7.91%, respectively.

The above table does not include an additional $50.0 million of senior secured notes that we anticipate issuing on August 9, 2005 in an offering that was priced on August 4, 2005. The new senior secured notes will have substantially similar terms to those of the existing senior secured notes, although the new senior secured notes will be issued at a discount to their redemption price at maturity and will therefore not trade fungibly with the existing senior secured notes. The net proceeds of that offering, expected to be approximately $46.6 million, will be used to repay a portion of the outstanding amounts under the amended asset-based revolving loan facility and to pay expenses and commissions associated with the offering and repayment. In connection with the offering, the amended asset-based revolving loan facility was further amended to reduce the maximum commitment amount from $250.0 million to $225.0 million and reduce the fixed charge coverage ratio until June 30, 2007. Giving effect to the offering, the use of proceeds from the offering and the amendment to the amended asset-based revolving loan facility, as of June 25, 2005, $135.7 million of borrowings under the amended asset-based revolving loan facility would have been outstanding, $83.4 million would have been available to be borrowed under the facility, and the weighted-average combined interest rate on our floating rate indebtedness would have been 6.6%.

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

At June 25, 2005, we have recorded a litigation-related non-current liability of $19.2 million in connection with a National Labor Relations Board decision in a litigation-related matter with the Allied Trades Council, a union representing employees in 139 of our stores. Because this decision is the initial phase of a complex administrative and judicial process, the ultimate outcome, financial impact and related timing of any future cash disbursement relating to this matter cannot be determined at this time. This matter is more fully described in Note 8 to the Unaudited Consolidated Interim Financial Statements.

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

We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including revolving loan borrowings under the amended asset-based revolving loan facility will be adequate for at least the next two years, to make required payments on our indebtedness, to fund anticipated capital expenditures and to satisfy our working capital requirements. We base this belief on our recent levels of cash flow from operations of approximately $47.4 million in fiscal 2003 and cash flow from operations of $11.3 million in 2004 (which includes the absorption of $40.6 million in Acquisition-related costs) and the significant additional borrowing capacity under the amended asset-based revolving loan facility, which amounted to approximately $62.3 million at June 25, 2005. In January 2005, we borrowed an additional $19.0 million under the amended asset-based revolving loan facility to fund a settlement obligation in connection with the termination of the Chairman’s SERP benefit. A net amount of approximately $10.3 million of this additional revolver borrowing was recovered upon the June 30, 2005 retirement of the Chairman’s split dollar life insurance policy, in connection with the remittance to the Chairman of the final installment of $4.0 million under the Company’s $24.5 million SERP termination obligation. In addition, as noted above, giving effect to the anticipated refinancing of a portion of the outstanding amounts under the amended asset-based revolving loan facility and associated transactions, as of June 25, 2005, $135.7 million of borrowings under the amended asset-based revolving loan facility would have been outstanding, and $83.4 million would have been available to be borrowed under the facility. Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. In addition, our operating results, cash flow and capital resources may not be sufficient for an adverse litigation settlement or for repayment of our indebtedness in the future. Some risks that could adversely affect our ability to meet our debt service obligations include, but are not limited to, reductions in third party prescription reimbursement rates, declines in the New York City economy, increases in competitive activity, changes in drug consumption patterns, additional adverse legislative changes or a major disruption of business in our markets from a terrorist event, natural disaster or other unexpected events. Other factors that may adversely affect our ability to service our debt are described above under ‘‘Special Note Regarding Forward-Looking Statements.’’ Borrowings under the amended asset-based revolving loan facility and the $160.0 million floating rate notes bear interest at floating rates. Therefore, our financial condition will be affected by changes in prevailing interest rates. On May 25, 2005, we entered into a hedging transaction through the acquisition of a “no cost collar.” Under this arrangement, we capped our exposure on $130.0 million of LIBOR-based borrowings under the senior secured notes at a maximum LIBOR rate of 5.30%. In addition, we established a minimum “floor” LIBOR rate of 3.45%, in line with current LIBOR rates. This hedging arrangement expires on June 16, 2008.

Critical Accounting Policies

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial reporting to gain a more complete understanding of our consolidated financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K/A for the year ended December 25, 2004 are those that depend most heavily on these judgments and estimates. At June 25, 2005, there have been no material changes to any of the Critical Accounting Policies contained therein.

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

Inflation

We believe that inflation has not had a material impact on our results of operations during the three years ended December 25, 2004 or the six months ended June 25, 2005.

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

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial results are subject to risk from interest rate fluctuations on debt, which carries variable interest rates. Variable rate debt outstanding at June 25, 2005 includes $182.4 million of borrowings under our amended asset-based revolving loan facility and $160.0 million of senior secured floating rate notes. At June 25, 2005, the weighted average combined interest rate in effect on all variable rate debt outstanding was 6.22%. A 0.50% change in interest rates applied to the $342.4 million balance of floating rate debt would affect pre-tax annual results of operations by approximately $1.7 million. In addition, we also have $195.0 million of Senior Subordinated Notes and $32.0 thousand of Senior Convertible Notes outstanding at June 25, 2005. The Senior Subordinated Notes and Senior Convertible Notes bear interest payable semi-annually at fixed rates of 9.75% and 3.75%, respectively, and are therefore not subject to risk from interest rate fluctuations.

On May 25, 2005, we entered into a hedging transaction through the acquisition of a “no cost collar.” Under this arrangement, we capped our exposure on $130.0 million of LIBOR-based borrowings under the floating rate notes at a maximum LIBOR rate of 5.30%. In addition, we established a minimum “floor” LIBOR rate of 3.45%, in line with current LIBOR rates. This hedging arrangement expires on June 16, 2008.

The principal objective of our investment management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate our funding needs. As part of our risk management, we may continue to use derivative financial products such as interest rate hedges and interest rate swaps in the future.

ITEM 4.                CONTROLS AND PROCEDURES

The Company is not an “accelerated filer” within the SEC reporting rules and, as a result, is currently not required to include in its annual reports on Form 10-K management’s assessment of the effectiveness of its internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

(a)   Evaluation of Disclosure Controls and Procedures.   An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, have each concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)   Changes in Internal Controls over Financial Reporting.   During the most recent fiscal quarter, there have not been any significant changes in our internal controls over financial reporting or in other factors that that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting other than the remedial actions taken by the Company to strengthen its controls and procedures in the areas described in Item 9A of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 25, 2004, which was filed on May 16, 2005.

PART II—OTHER INFORMATION

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

Not applicable.

ITEM 5.                Other Information

Not applicable.

ITEM 6.                Exhibits

For purposes of this list, ‘‘Company’’ refers to Duane Reade Inc.

Exhibit No.	Description
2.1

Agreement and Plan of Merger (the ‘‘Merger Agreement’’), dated as of December 22, 2003, by and among Duane Reade Inc., Rex Corner Holdings, LLC and Rex Corner Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 23, 2003).

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

Dated:   August 9, 2005

DUANE READE HOLDINGS, INC.
(Registrant)
/s/ ANTHONY J. CUTI
Anthony J. Cuti
President and Chief Executive Officer (Principal Executive Officer)
/s/ JOHN K. HENRY
John K. Henry
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)