Form 10-Q
period 2005-09-24
DUANE READE HOLDINGS INC
filed 2005-11-08
CIK 1279172

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities and Exchange Act of 1934

For the quarterly period ended September 24, 2005

Commission file number 001-13843

DUANE READE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	05-0599589
(State or other jurisdiction of	(IRS Employer ID Number)
incorporation or organization)
440 Ninth Avenue New York, New York	10001
(Address of principal executive offices)	(Zip Code)

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

Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2):

Yes ☐  No ☒

INDEX

PART I—FINANCIAL INFORMATION	5
ITEM 1.—FINANCIAL STATEMENTS	5
Consolidated Statements of Operations (Unaudited)— For the 13 and 39 Weeks Ended September 24, 2005 and the period from July 31, 2004 through September 25, 2004 for the Successor and the periods from June 27, 2004 through July 30, 2004 and from December 28, 2003 through July 30, 2004 for the Predecessor	5
Consolidated Balance Sheets (Unaudited)— As of September 24, 2005 and December 25, 2004	6
Consolidated Statements of Cash Flows (Unaudited)— For the 39 Weeks Ended September 24, 2005 and the period from July 31, 2004 through September 25, 2004 for the Successor and the period from December 28, 2003 through July 30, 2004 for the Predecessor	7
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)— For the 13 and 39 Weeks Ended September 24, 2005 and the period from July 31, 2004 through September 25, 2004 for the Successor and the periods from June 27, 2004 through July 30, 2004 and from December 28, 2003 through July 30, 2004 for the Predecessor	8
Notes to Consolidated Financial Statements (Unaudited)	9
ITEM 2.—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	29
ITEM 3.—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	42
ITEM 4.—CONTROLS AND PROCEDURES	42
PART II—OTHER INFORMATION	43
SIGNATURES	48

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

•       our significant indebtedness;

•       the continued efforts of federal, state and municipal government agencies to reduce Medicaid reimbursement rates, modify Medicare benefits and/or reduce prescription drug costs and/or coverages;

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

•       trends in the healthcare industry, including continued conversion of various prescription drugs to over-the-counter medications, negative publicity and the related sales declines for certain categories of drugs including, without limitation, Cox-2 inhibitors and the increasing market share of internet-based and mail-order-based providers;

•       employment disputes and labor disturbances, including any resulting from the suspension or termination of our collective bargaining agreements;

•       changes in federal and state laws and regulations, including the potential impact of changes in regulations surrounding the importation of pharmaceuticals from foreign countries and changes in laws governing minimum wage requirements;

•       liability and other claims asserted against us including the items discussed under Part II, Item 1—Legal Proceedings;

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

•  changes in real estate market conditions and our ability to continue to secure suitable new store locations under acceptable lease terms;

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

PART I—FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Duane Reade Holdings, Inc.—Successor

Duane Reade Inc.—Predecessor

Consolidated Statements of Operations (Unaudited)

(In thousands)

	Successor			Predecessor
		Period from		Period from	Period from
	Three Months	July 31, 2004	Nine Months	June 27, 2004	Dec. 28, 2003
	Ended	through	Ended	through	through
	Sept. 24, 2005	Sept. 25, 2004	Sept. 24, 2005	July 30, 2004	July 30, 2004
Net sales	$378,557	$238,050	$1,172,824	$142,379	$927,801
Cost of sales	305,866	194,116	948,729	115,557	745,090
Gross profit	72,691	43,934	224,095	26,822	182,711
Selling, general & administrative expenses	67,950	37,418	196,990	23,726	142,293
Labor contingency expense	1,100	689	3,300	411	2,611
Transaction expense	236	37,118	817	386	3,005
Depreciation and amortization	17,816	7,280	53,313	3,596	21,902
Store pre-opening expenses	114	366	264	105	470
Other	1,454	25,291	4,636	—	—
	88,670	108,162	259,320	28,224	170,281
Operating (loss) income	(15,979)	(64,228)	(35,225)	(1,402)	12,430
Interest expense, net	12,654	6,283	35,318	1,283	7,977
(Loss) income before income taxes	(28,633)	(70,511)	(70,543)	(2,685)	4,453
Income tax (benefit) provision	(12,885)	(32,473)	(31,704)	(1,714)	1,136
Net (loss) income	$(15,748)	$(38,038)	$(38,839)	$(971)	$3,317

The accompanying notes are an integral part of these financial statements.

Duane Reade Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 24,	December 25,
	2005	2004
	(Unaudited)
ASSETS
Current Assets
Cash	$1,321	$1,329
Receivables, net	54,158	58,056
Inventories	258,316	262,323
Deferred income taxes	13,445	9,027
Prepaid expenses and other current assets	22,819	35,716
TOTAL CURRENT ASSETS	350,059	366,451
Property and Equipment, net	230,102	224,460
Goodwill	52,216	52,216
Other Assets	274,728	297,032
TOTAL ASSETS	$907,105	$940,159
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$73,140	$80,154
Accrued interest	3,636	8,209
Accrued expenses	39,302	56,735
Current portion of debt	139,760	153,870
Current portion of capital lease obligations	3,089	780
TOTAL CURRENT LIABILITIES	258,927	299,748
Long-term debt	402,892	355,032
Capital lease obligations, less current portion	11,146	2,008
Deferred income taxes	20,644	47,971
Other non-current liabilities	68,212	51,351
TOTAL LIABILITIES	761,821	756,110
Commitments and contingencies (Note 8)
Stockholder’s equity
Preferred stock, $0.01 par, authorized 50,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par, authorized 2,950,000 shares; issued and outstanding: 2,597,977 shares	26	26
Paid-in capital	239,472	239,472
Accumulated other comprehensive income	74	—
Accumulated deficit	(94,288)	(55,449)
TOTAL STOCKHOLDER’S EQUITY	145,284	184,049
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$907,105	$940,159

The accompanying notes are an integral part of these financial statements.

Duane Reade Holdings, Inc.—Successor
Duane Reade Inc.—Predecessor
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Successor		Predecessor
		Period from	Period from
	Nine Months	July 31, 2004	Dec. 28, 2003
	Ended	through	through
	Sept. 24, 2005	Sept. 25, 2004	July 30, 2004
Cash flows (used in) provided by operating activities:
Net (loss) income	$(38,839)	$(38,038)	$3,317
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	56,082	8,011	23,003
Deferred income taxes	(31,744)	(32,473)	5,900
Non-cash rent expense	10,132	2,488	4,383
Other	(2,104)	—	—
Change in operating assets and liabilities (net of the effect of acquisitions):
Receivables	3,898	1,026	(3,057)
Inventories	4,466	(7,521)	4,385
Accounts payable	(6,589)	14,842	(20,047)
Prepaid and accrued expenses	(12,088)	27,540	747
Other assets and liabilities, net	6,274	2,129	2,921
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(10,512)	(21,996)	21,552
Cash flows used in investing activities:
Capital expenditures	(18,386)	(4,571)	(17,552)
Lease acquisition, customer file and other costs	(6,904)	(7,633)	(14,925)
Proceeds from sale of assets	7,069	—	—
Purchase of Duane Reade	—	(413,684)	—
NET CASH USED IN INVESTING ACTIVITIES	(18,221)	(425,888)	(32,477)
Cash flows from financing activities:
Proceeds from Term Loan	—	155,000	—
Proceeds from Senior Subordinated Notes	—	195,000	—
Proceeds from Senior Secured Notes	47,860	—	—
Repurchase of Convertible Notes	—	(201,000)	—
Proceeds from sale of common stock	—	239,498	—
Borrowings from revolving credit facility	1,339,509	415,047	941,503
Repayments of revolving credit facility	(1,353,619)	(343,453)	(930,511)
Proceeds from exercise of stock options	—	—	1,126
Deferred financing costs	(2,942)	(12,049)	(841)
Repayments of capital lease obligations	(2,083)	(120)	(266)
NET CASH PROVIDED BY FINANCING ACTIVITIES	28,725	447,923	11,011
Net increase (decrease) in cash	(8)	39	86
Cash at beginning of period	1,329	1,338	1,252
Cash at end of period	$1,321	$1,377	$1,338

The accompanying notes are an integral part of these financial statements.

Duane Reade Holdings, Inc.—Successor
Duane Reade Inc.—Predecessor
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Successor			Predecessor
		Period from		Period from	Period from
	Three Months	July 31, 2004	Nine Months	June 27, 2004	December 28, 2003
	Ended	through	Ended	through	through
	Sept. 24, 2005	Sept. 25, 2004	Sept. 24, 2005	July 30, 2004	July 30, 2004
Net (loss) income	$(15,748)	$(38,038)	$(38,839)	$(971)	$3,317
FMV of interest rate collar	81	—	74	—	—
Total Other Comprehensive Income	81	—	74	—	—
Total Comprehensive Income (Loss)	$(15,667)	$(38,038)	$(38,765)	$(971)	$3,317

The accompanying notes are an integral part of these financial statements

Notes to Unaudited Consolidated Interim Financial Statements
(dollars in thousands)

1.   Basis of Presentation

Duane Reade Holdings, Inc. was formed in December 2003 by Oak Hill Capital Partners, LP, a private equity firm (“Oak Hill”) in order to acquire Duane Reade Inc. and its subsidiaries (the “Acquisition”). Duane Reade Holdings, Inc. is a wholly-owned subsidiary of Duane Reade Shareholders, LLC a parent entity also established to effectuate the Acquisition. The Acquisition was completed on July 30, 2004 through the merger of Duane Reade Acquisition (a wholly owned subsidiary of Duane Reade Holdings, Inc.) into Duane Reade Inc. with Duane Reade Inc. being the surviving entity and a wholly owned subsidiary of Duane Reade Holdings, Inc. after the merger transaction. As a result of the Acquisition and resulting change in control and change in historical cost basis of accounting, the operating results are presented separately for predecessor periods up to and including the closing date of the Acquisition and the successor period following the closing date of the Acquisition. The predecessor period financial statements include Duane Reade Inc. and all its subsidiaries and the successor period financial statements include Duane Reade Holdings, Inc. and all its subsidiaries. Duane Reade Holdings, Inc. had nominal activity and no operations prior to the completion of the Acquisition. Except where the context otherwise requires, all references to the “Company” in the Unaudited Consolidated Interim Financial Statements and these footnotes mean the predecessor for periods ending on or before July 30, 2004 and the successor for periods beginning after July 30, 2004.

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

The Company, along with certain of its subsidiaries, is a guarantor of the debt obligations of Duane Reade Inc. and Duane Reade, the New York general partnership (“Duane Reade GP”). Duane Reade Holdings, Inc. has no assets or operations other than its investment in its subsidiaries. The Unaudited Condensed Consolidating Interim Financial Statements presented in Note 9 include the consolidated assets and operations of the subsidiaries. The guarantees provided by the Company and its other subsidiaries under the debt obligations of Duane Reade Inc. and Duane Reade GP are full and unconditional, joint and several.

2.   Recently Issued Accounting Pronouncements

In December 2004, Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment” was issued. This statement established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. The provisions of this statement are required to be adopted for annual periods beginning after December 15, 2005. The Company is currently evaluating the effect of adopting this statement.

The Company previously adopted FAS No. 123, “Accounting for Stock-Based Compensation” and, as permitted under FAS No. 123, has elected the disclosure-only provisions. The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. There is no stock-based employee compensation cost reflected in net income, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) income if the Company had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation (dollars in thousands):

	Successor			Predecessor
	Three Months	Period from	Nine Months	Period from	Period from
	Ended	July 31, 2004	Ended	June 27, 2004	Dec. 28, 2003
	Sept. 24,	through	Sept. 24,	through	through
	2005	Sept. 25, 2004	2005	July 30, 2004	July 30, 2004
Net (loss) income, as reported	$(15,748)	$(38,038)	$(38,839)	$(971)	$3,317
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	143	—	429	335	2,607
Pro forma net (loss) income	$(15,891)	$(38,038)	$(39,268)	$(1,306)	$710

The pro forma compensation expense for stock options has been estimated using the Black-Scholes option pricing model with the following assumptions: for all periods during the 2005 fiscal year, the model assumes a dividend yield of 0%, expected volatility of 0%, a risk free interest rate of 4.1% and an expected term of 7 years, and for all periods during the 2004 fiscal year, the model assumes a dividend yield of 0%, expected volatility of 50%, a risk free interest rate of 6.6% and an expected term of 8 years. These pro forma disclosures may not be representative of the effects on reported net (loss) income for future periods since options vest over several years and options granted prior to 1995 are not considered.

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

3.   Inventory and Cost of Sales

At September 24, 2005, inventories, consisting solely of finished goods, would have been lower by $6.3 million if they had been valued on a lower of first-in, first-out (“FIFO”) cost or market basis instead of a last-in, first-out (“LIFO”) basis. Cost of sales includes all store occupancy-related costs and expenses, consisting of lease and sublease-related income and expenses, other recurring real estate-related income and expenses primarily from sales and terminations of leases related to store closings and relocations, sales of market-related data, store utility costs, warehouse expenses and distribution costs. The Company reflects promotional allowances from vendors as a reduction of cost of sales or advertising expense, depending on the nature of the allowance, when such advertising or promotions have been completed and the related allowances have been earned. For the quarter and nine months ended September 24, 2005, other real estate-related income was $2.2 million and $2.5 million, respectively, as compared to

$0.0 million, $2.1 million and $0.1 million in the period from June 27, 2004 through July 30, 2004, the period from December 28, 2003 through July 30, 2004, and the period from July 31, 2004 through September 25, 2004, respectively.

4.   Exit and Disposal Activities

In connection with the acquisition of Duane Reade Inc. and in accordance with the provisions of Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations” (EITF 95-3), the Company established a reserve of $17.0 million for costs anticipated to be incurred as a result of the planned closing of approximately 11 of its stores. These costs primarily relate to rent, utilities and other on-going occupancy-related expenses, as well as costs related to inventory liquidation. During the 39 weeks ended September 24, 2005, ten of the 11 planned closings occurred, and the Company charged $2.6 million of primarily occupancy-related costs to this reserve. At September 24, 2005, the balance was $14.3 million.

5.   Pharmacy and Customer File Acquisitions

During the periods attributable to the “Successor” and “Predecessor” financial statements, the Company acquired certain pharmacy customer prescription files, which were merged into existing stores, and the operations, including certain lease-related assets, of existing pharmacy establishments, which are operated as new stores. The table below provides details of this acquisition activity for each of the periods presented (dollars in millions).

	Successor			Predecessor
	Three Months	Period from	Nine Months	Period from	Period from
	Ended	July 31, 2004	Ended	June 27, 2004	Dec. 28, 2003
	Sept. 24,	through	Sept. 24,	through	through
	2005	Sept. 25, 2004	2005	July 30, 2004	July 30, 2004
Customer prescription files	—	—	4	1	6
Pharmacy establishments	—	4	—	—	1
Total acquisitions	—	4	4	1	7
Total acquisition cost	$—	$6.4	$2.4	$1.7	$9.1
Purchase price allocation:
Identifiable intangibles	$0.1	$5.1	$2.3	$0.8	$7.2
Goodwill	—	—	—	0.6	0.9
Inventory	(0.1)	1.3	0.4	0.3	1.3
Property and equipment	—	0.3	—	—	—
Accruals and liabilities	—	(0.3)	(0.3)	—	(0.3)
Total	$—	$6.4	$2.4	$1.7	$9.1

The acquired operations have been included in the consolidated statement of operations from the date of acquisition and did not have a material effect on sales or results of operations of the Company for the periods presented.

6.   Debt

Total debt is composed of the following (in thousands):

	Balance at	Balance at
Description of Instrument	Sept. 24, 2005	Dec. 25, 2004
Asset-Based Revolving Loan Facility(1)	$139,760	$153,870
Total Current Debt	$139,760	$153,870
Senior Secured Floating Rate Notes due 2010	$207,860	$160,000
9.75% Senior Subordinated Notes due 2011	195,000	195,000
2.1478% Senior Convertible Notes due 2022	32	32
Total Non-current Debt	$402,892	$355,032
Total Debt	$542,652	$508,902

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

On July 22, 2004, in connection with the Acquisition, the asset-based revolving loan facility was amended to increase the borrowing capacity to an aggregate principal amount of $250 million, subject to an adjusted borrowing base calculation based upon specified advance rates against the value of the Company’s selected inventory, pharmacy prescription files and selected accounts receivable. The amended asset-based revolving loan facility includes a $50 million sub-limit for the issuance of letters of credit. Obligations under the revolving loan facility are collateralized by a first priority interest in inventory, receivables, pharmacy prescription files, deposit accounts and certain other current assets. Under the asset-based revolving loan facility, Duane Reade GP is the sole obligor. However, the asset-based revolving loan facility is guaranteed on a full and unconditional basis by the Company, Duane Reade Inc., and each of the Company’s other domestic subsidiaries other than the obligor.

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

Revolving loans under the asset-based revolving loan facility, at the Company’s option, bear interest at either (i) a rate equal to LIBOR (the London Interbank Offered Rate) plus a margin of from 1.50% to 2.00%, determined based on levels of borrowing availability reset each fiscal quarter or (ii) a rate equal to the prime rate of Banc of America Retail Group Inc. plus a margin of from 0.00% to 0.50%, determined based on levels of borrowing availability reset each fiscal quarter. Borrowings under the amended facility continue to be primarily LIBOR-based. At September 24, 2005, the asset-based revolving loan facility bore interest at an annual rate of 5.26%.

In connection with the issuance of $50.0 million aggregate principal amount of senior secured floating rate notes due 2010 in August 2005, the Company permanently reduced the amount of availability under the asset-based revolving loan facility by $25.0 million. As a result, at September 24, 2005, the total amount that could be borrowed under the asset-based revolving loan facility was reduced to $225.0 million. At September 24, 2005, there was $139.8 million outstanding under the asset-based revolving loan facility, and approximately $79.9 million of remaining availability, net of $5.3 million reserved for standby letters of credit.

Senior Secured Floating Rate Notes due 2010:   On December 20, 2004, the Company closed an unregistered offering of $160.0 million aggregate principal amount of senior secured floating rate notes due 2010. Using the net proceeds from that offering, together with approximately $2.2 million of borrowings under the amended asset-based revolving loan facility, the Company repaid all outstanding principal under its previously existing $155.0 million senior term loan facility, along with approximately $3.6 million of early repayment premium and accrued but unpaid interest through December 20, 2004. On August 9, 2005, the Company issued a further $50.0 million of senior secured notes. These new notes were issued under the same indenture as the senior secured notes issued in December 2004, although they do not trade fungibly with those notes.

The senior secured notes bear interest at a floating rate of LIBOR plus 4.50%, reset quarterly. Interest on the senior secured notes is payable quarterly on each March 15, June 15, September 15, and December 15, beginning on March 15, 2005. The senior secured notes mature on December 15, 2010. At September 24, 2005, the senior secured notes bore interest at an annual rate of 8.37%.

On May 25, 2005, the Company entered into a hedging transaction through the acquisition of a “no cost collar.” Under this arrangement, the Company capped its exposure on $130.0 million of LIBOR-based borrowings under the senior secured notes at a maximum LIBOR rate of 5.30%. In addition, the Company established a minimum “floor” LIBOR rate of 3.45% in the line with then current LIBOR rates. This hedging arrangement expires on June 16, 2008. The changes in the fair value of the hedge agreement are reflected on the Consolidated Statements of Comprehensive Income (Loss) included within the financial statements.

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

The indenture governing the senior secured notes does not contain financial maintenance covenants. Under a registration rights agreement entered into on August 9, 2005, the Company is required to file a registration statement to register the issuance of new senior secured notes (with substantially the same terms) in exchange for the senior secured notes issued on August 9, 2005. The Company is required to (i) file a registration statement with the SEC within 120 days after August 9, 2005, (ii) use its reasonable best efforts to cause the registration statement to become effective within 180 days after August 9, 2005, and (iii) use its reasonable best efforts to complete the exchange offer within 210 days after August 9, 2005.

At September 24, 2005, the weighted average combined interest rate in effect on all variable rate debt outstanding was 7.13%.

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

During 2002, the Company initiated a legal action against its former property insurance carrier, in an attempt to recover what it believes to be a fair and reasonable settlement for the business interruption portion of its claim originating from the September 11, 2001 World Trade Center terrorist attack, during which its single highest volume and most profitable store was completely destroyed. The claim is pending before the United States District Court for the Southern District of New York. In September 2003, a trial on certain issues was held regarding some of the matters at issue in the litigation, including whether the Company would have obtained a renewal of its lease at the World Trade Center. The Company received a favorable ruling from the trial court on this and other legal issues in the case. The trial court’s decision was appealed by the insurance carrier to the Second Circuit Court of Appeals with respect to several aspects of the decision. In the meantime, the matter moved into an appraisal process based on the trial court’s interpretation of certain legal tests, which interpretation was among the aspects of the decision challenged by the insurance carrier in its appeal. The appraisal process involves a panel of two appraisers and an arbitrator (to resolve differences between the two appraisers), who determine the amount of insured loss the Company has sustained. In June 2005, the appraisal panel determined that the total amount of the business interruption loss that the Company suffered as a result of the events of September 11, 2001 was $50.6 million, including all interest adjustments. The panel further found that the actual amount to be paid by the insurer should be reduced by approximately $9.9 million, plus interest, which represents the amount that was previously paid to the Company in cash by the insurer in 2002. On June 22, 2005, the Court of Appeals affirmed the decision of the trial court, with modifications, including modifications to certain of the legal tests on which the appraisal panel’s decision was based. The appraisal panel has recently requested additional submissions in order to assist it in making a final determination as to the impact of the Second Circuit’s opinion on its original award. The Company believes that the panel’s decision will result in a reduction of the original award, but the amount of the reduction of this claim, if any, cannot be determined at this time. Accordingly, given the risks and uncertainties inherent in litigation, there can be no definitive assurance that the Company will actually receive any or all of the panel’s appraised value of this claim, and the Company has not recognized any additional income related to this matter. It should be noted that any payment to the Company that might be forthcoming as a result of this claim may also result in the incurrence of additional expenses that are contingent upon the amount of such insurance claim settlement. These expenses, if incurred, are not expected to exceed $6.0 million.

Duane Reade Inc., Mr. Cuti, Mr. Henry and Mr. Charboneau were named as defendants in connection with the consolidation of several class action complaints alleging violations of the federal securities laws that were filed from August 2002 through October 2002. The action, which was in the United States District Court for the Southern District of New York, was on behalf of shareholders who purchased the Company’s common stock between April 1, 2002 and July 24, 2002, inclusive. The complaint, which sought an unspecified amount of damages, alleged that the defendants violated the federal securities laws by issuing materially false and misleading statements during the class period. On December 1, 2003, the district judge granted the Company’s motion to dismiss the plaintiff’s action, with prejudice. The plaintiffs subsequently filed an appeal. On August 17, 2004, the U.S. Court of Appeals affirmed the district court’s ruling in the Company’s favor, thus fully resolving this matter in favor of the Company.

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

The Company is a party to a National Labor Relations Board (“NLRB”) administrative proceeding regarding a dispute with the Allied Trades Council (“ATC”) over whether a negotiating impasse was reached between the Company and the union in August of 2001. The Allied Trades Council represents employees in 139 of the Company’s stores in a collective bargaining agreement that expired on August 31, 2001. The Company’s employees have been working pursuant to the terms of the Company’s December 6, 2001 implemented contract with the ATC, which expired on August 31, 2004. The Company believes an impasse did in fact occur and as a result, it had the right to implement its latest contract proposal at that time which included wage increases, health and welfare benefits, vacation and sick benefits and a 401(k) retirement program. The Company discontinued making additional payments into the various funds associated with the union as it was providing many of these benefits on a direct basis and because it believes its past contributions to these funds caused these funds to be in a position of excessive overfunding. In addition, the Company had concerns that its past payments into these funds were not being managed in a way to ensure they were being properly utilized for the benefit of its employees. On February 18, 2004, an Administrative Law Judge (“ALJ”) who had reviewed various matters related to this proceeding issued a decision and related recommendation, which concluded that the parties were not at impasse. The remedies recommended by the ALJ included, among other things, a requirement for the Company to make its employees whole by reimbursing them for expenses ensuing from the failure to make contributions to the union funds and to make such funds whole, plus interest. This recommendation was adopted by a three-member panel of the NLRB on September 15, 2004. The NLRB’s determination has been appealed by the Company. If it is enforced by the court of appeals, it could result in the Company being required to contribute amounts that have yet to be determined into the union’s pension benefit, health and welfare and vacation funds. Any potential required contributions resulting from a final judicial determination of this matter would potentially be subject to offset by the amounts that the Company had funded since it implemented its final contract proposal for these same benefits that were paid for its Allied Trades Council employees. Because the NLRB decision represents the first phase of a long and complicated administrative process to be followed by a full judicial review of all of the facts and circumstances, the final outcome cannot be reliably determined at this time. The NLRB’s decision is subject to judicial review by the D.C. Circuit Court of Appeals and a compliance hearing before any financial remedy can be determined. The Company has filed appeal papers with the D.C. Circuit Court of Appeals, and the Court has scheduled a hearing to occur later this year with its decision to follow sometime thereafter. While there can be no definitive assurance, the Company has been advised by its outside labor counsel that its petition for review contains a number of valid defenses and arguments against enforcement of the NLRB decision.

In light of the foregoing, while it is the Company’s belief that the final financial outcome of this litigation cannot be determined, under the provisions of Statement of Financial Accounting Standard No. 5 which addresses contingencies, the Company has recorded cumulative pre-tax charges of $20.3 million, including $3.3 million in the nine months ended September 24, 2005. These charges represent the Company’s current best estimate of the loss that would result upon application of the NLRB’s decision. The Company notes that such charges are based upon the facts currently available to it. In the Company’s opinion, such charges could be subject to significant modification in the future, upon review by the D.C. Circuit Court of Appeals, completion of a compliance hearing and any appeals relating to the outcome of that hearing. These charges reflect the amount of contributions that the Company did not make into the union benefit funds for the period from the August 31, 2001 expiration of the contract through September 24, 2005, reduced by a portion of the benefits it paid directly to or for the benefit of these employees over the same period. It also includes an interest cost for these net contributions from the date they would have been paid until September 24, 2005. While this represents the Company’s current best estimate of the NLRB’s decision, the Company believes that, as of September 24, 2005, the actual range of loss in this matter could be from $0 if the Circuit Court of Appeals does not enforce the NLRB decision at all, to approximately $46.0 million, if the NLRB’s decision is upheld and there is no offset for any benefits paid over this period.

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

The Company is a party to related lawsuits, Irving Kroop, et al v. Duane Reade, NY, NY et al, 00 Civ. 9841, et al., instituted by the trustees of several union benefit funds wherein the funds claim that the Company did not make certain required contributions to these funds from January 2000 through August 2001. By decisions dated August 5, 2004 and September 27, 2004, the District Court awarded judgment to the funds on certain aspects of their complaints. These partial judgments, for which the Company has provided adequate reserves, are subject to further appeal by the Company. In October, the Company paid $705 thousand in full settlement of the partial summary judgment. The remaining unresolved portions of the plaintiffs’ claims are still being litigated and accordingly, the Company intends to continue to vigorously defend itself in these matters. At this time, it is not possible to determine the ultimate outcome of this case or the actual amount of liability the Company may face, if any.

The Company is involved in an ongoing dispute with Cardinal Health, one of its former suppliers of pharmaceutical products. Both parties have claims against the other involving, among other things, breach of contract, promissory estoppel and unjust enrichment. Duane Reade is seeking from Cardinal an unspecified amount of damages and punitive damages of at least $20 million. Cardinal is seeking approximately $18 million in damages plus attorney’s fees and interest. While there can be no definitive assurance, the Company believes it has counterclaims that offset the claims against it by Cardinal, as well as meritorious defenses to these claims, and plans to vigorously pursue its affirmative claims and to vigorously defend itself in this action. This case has been scheduled for trial in early 2006.

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

Litigation Relating to the Acquisition:   The Company is aware of six purported class action complaints challenging the Acquisition consummated by Duane Reade Inc. and Duane Reade Acquisition that have been filed in the Court of Chancery of the State of Delaware, referred to as the “Delaware Complaints,” and three purported class action complaints that have been filed in the Supreme Court of the State of New York. Two of the New York complaints have been dismissed without prejudice. The other New York complaint (the “New York Complaint”) is pending but has not been served on Duane Reade. The Delaware Complaints name Mr. Cuti and certain other members of the Company’s former board of directors and executive officers as well as Duane Reade as defendants. Four of the Delaware Complaints name Oak Hill as a defendant. The New York Complaint names Mr. Cuti and certain other members of the Company’s former board of directors and executive officers as well as Duane Reade as defendants. One of the dismissed New York complaints named Oak Hill as a defendant.

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

DUANE READE HOLDINGS, INC.
Condensed Consolidating Statement of Operations (Unaudited)
For the 13 weeks ended September 24, 2005
(Successor)
(in thousands)

						Duane Reade
	Duane Reade	Duane	Duane	Subsidiary	Consolidating	Holdings, Inc.
	Holdings, Inc.	Reade Inc.	Reade GP	Guarantors	Adjustments	Consolidated
Net sales	$—	$—	$378,557	$—	$—	$378,557
Cost of sales	—	—	305,866	—	—	305,866
Gross profit	—	—	72,691	—	—	72,691
Selling, general & administrative expenses	—	—	79,964	(12,014)	—	67,950
Labor contingency	—	—	1,100	—	—	1,100
Transaction expense	—	—	236	—	—	236
Depreciation and amortization	—	—	17,816	—	—	17,816
Store pre-opening expense	—	—	114	—	—	114
Other	—	—	1,454	—	—	1,454
Operating (loss) income	—	—	(27,993)	12,014	—	(15,979)
Equity earnings in affiliates	15,748	15,748	—	224	(31,720)	—
Interest expense, net	—	—	12,654	—	—	12,654
Income (loss) before income taxes	(15,748)	(15,748)	(40,647)	11,790	31,720	(28,633)
Income tax (benefit) expense	—	—	(18,291)	5,406	—	(12,885)
Net income (loss)	$(15,748)	$(15,748)	$(22,356)	$6,384	$31,720	$(15,748)

DUANE READE HOLDINGS, INC.
Condensed Consolidating Statement of Operations (Unaudited)
For the period from July 31, 2004 through September 25, 2004
(Successor)
(in thousands)

						Duane Reade
	Duane Reade	Duane	Duane	Subsidiary	Consolidating	Holdings, Inc.
	Holdings, Inc.	Reade Inc.	Reade GP	Guarantors	Adjustments	Consolidated
Net sales	$—	$—	$238,050	$—	$—	$238,050
Cost of sales	—	—	194,116	—	—	194,116
Gross profit	—	—	43,934	—	—	43,934
Selling, general & administrative expenses	—	2	44,746	(7,330)	—	37,418
Labor contingency	—	—	689	—	—	689
Transaction expense	—	—	37,118	—	—	37,118
Depreciation and amortization	—	—	7,280	—	—	7,280
Store pre-opening expense	—	—	366	—	—	366
Other	—	—	25,291	—	—	25,291
Operating (loss) income	—	(2)	(71,556)	7,330	—	(64,228)
Equity earnings in affiliates	38,038	38,037	—	420	(76,495)	—
Interest expense, net	—	—	6,283	—	—	6,283
Income (loss) before income taxes	(38,038)	(38,039)	(77,839)	6,910	76,495	(70,511)
Income tax (benefit) expense	—	(1)	(35,848)	3,376	—	(32,473)
Net income (loss)	$(38,038)	$(38,038)	$(41,991)	$3,534	$76,495	$(38,038)

DUANE READE INC.
Condensed Consolidating Statement of Operations (Unaudited)
For the period from June 27, 2004 through July 30, 2004
(Predecessor)
(in thousands)

	Duane	Duane	Subsidiary	Consolidating	Duane Reade Inc.
	Reade Inc.	Reade GP	Guarantors	Adjustments	Consolidated
Net sales	$—	$142,379	$—	$—	$142,379
Cost of sales	—	115,557	—	—	115,557
Gross profit	—	26,822	—	—	26,822
Selling, general & administrative expenses	3	27,023	(3,300)	—	23,726
Labor contingency	—	411	—	—	411
Transaction expense	—	386	—	—	386
Depreciation and amortization	—	3,596	—	—	3,596
Store pre-opening expense	—	105	—	—	105
Operating (loss) income	(3)	(4,699)	3,300	—	(1,402)
Equity earnings in affiliates	970	—	22	(992)	—
Interest expense, net	—	1,283	—	—	1,283
Income (loss) before income taxes	(973)	(5,982)	3,278	992	(2,685)
Income tax (benefit) expense	(2)	(3,819)	2,107	—	(1,714)
Net income (loss)	$(971)	$(2,163)	$1,171	$992	$(971)

DUANE READE HOLDINGS, INC.
Condensed Consolidating Statement of Operations (Unaudited)
For the 39 weeks ended September 24, 2005
(Successor)
(in thousands)

						Duane Reade
	Duane Reade	Duane	Duane	Subsidiary	Consolidating	Holdings, Inc.
	Holdings, Inc.	Reade Inc.	Reade GP	Guarantors	Adjustments	Consolidated
Net sales	$—	$—	$1,172,824	$—	$—	$1,172,824
Cost of sales	—	—	948,729	—	—	948,729
Gross profit	—	—	224,095	—	—	224,095
Selling, general & administrative expenses	—	—	232,870	(35,880)	—	196,990
Labor contingency	—	—	3,300	—	—	3,300
Transaction expense	—	—	817	—	—	817
Depreciation and amortization	—	—	53,313	—	—	53,313
Store pre-opening expense	—	—	264	—	—	264
Other	—	—	4,636	—	—	4,636
Operating (loss) income	—	—	(71,105)	35,880	—	(35,225)
Equity earnings in affiliates	38,839	38,839	—	586	(78,264)	—
Interest expense, net	—	—	35,318	—	—	35,318
Income (loss) before income taxes	(38,839)	(38,839)	(106,423)	35,294	78,264	(70,543)
Income tax (benefit) expense	—	—	(47,829)	16,125	—	(31,704)
Net income (loss)	$(38,839)	$(38,839)	$(58,594)	$19,169	$78,264	$(38,839)

DUANE READE INC.
Condensed Consolidating Statement of Operations (Unaudited)
For the period from December 28, 2003 through July 30, 2004
(Predecessor)
(in thousands)

	Duane	Duane	Subsidiary	Consolidating	Duane Reade Inc.
	Reade Inc.	Reade GP	Guarantors	Adjustments	Consolidated
Net sales	$—	$927,801	$—	$—	$927,801
Cost of sales	—	745,090	—	—	745,090
Gross profit	—	182,711	—	—	182,711
Selling, general & administrative expenses	18	166,537	(24,262)	—	142,293
Labor contingency	—	2,611	—	—	2,611
Transaction expense	—	3,005	—	—	3,005
Depreciation and amortization	—	21,902	—	—	21,902
Store pre-opening expense	—	470	—	—	470
Operating (loss) income	(18)	(11,814)	24,262	—	12,430
Equity earnings in affiliates	(3,331)	—	147	3,184	—
Interest expense, net	—	7,977	—	—	7,977
Income (loss) before income taxes	3,313	(19,791)	24,115	(3,184)	4,453
Income tax (benefit) expense	(4)	(5,049)	6,189	—	1,136
Net income (loss)	$3,317	$(14,742)	$17,926	$(3,184)	$3,317

DUANE READE HOLDINGS, INC.
Condensed Consolidating Balance Sheet (Unaudited)
As of September 24, 2005
(Successor)
(in thousands)

						Duane Reade
	Duane Reade	Duane	Duane	Subsidiary	Consolidating	Holdings, Inc.
	Holdings, Inc.	Reade Inc.	Reade GP	Guarantors	Adjustments	Consolidated
Assets
Current assets
Cash	$—	$—	$1,314	$7	$—	$1,321
Receivables	—	(126,989)	281,669	(32,130)	(68,392)	54,158
Inventories	—	—	258,316	—	—	258,316
Deferred income taxes	—	14,585	5,049	(6,189)	—	13,445
Prepaid expenses and other assets	—	—	22,819	—	—	22,819
Total current assets	—	(112,404)	569,167	(38,312)	(68,392)	350,059
Investment in affiliates	145,210	(47,246)	—	(1,682)	(96,282)	—
Property and equipment	—	—	230,102	—	—	230,102
Goodwill, net	—	—	52,216	—	—	52,216
Deferred income taxes	—	1,645	9,032	(10,677)	—	—
Other assets	—	17,015	277,299	259,857	(279,443)	274,728
Total assets	$145,210	$(140,990)	$1,137,816	$209,186	$(444,117)	$907,105
Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$—	$—	$73,140	$—	$—	$73,140
Accrued interest	—	—	3,636	—	—	3,636
Accrued expenses	—	(137)	39,439	—	—	39,302
Current portion of debt	—	—	139,760	—	—	139,760
Current portion of capital lease obligation	—	—	3,089	—	—	3,089
Total current liabilities	—	(137)	259,064	—	—	258,927
Long term debt	—	—	668,309	—	(265,417)	402,892
Capital lease obligation, less current portion	—	—	11,146	—	—	11,146
Deferred income taxes	—	70,227	(87,236)	37,653	—	20,644
Other non-current liabilities	—	2,565	65,647	—	—	68,212
Total liabilities	—	72,655	916,930	37,653	(265,417)	761,821
Stockholder’s equity
Common stock	26	—	26	—	(26)	26
Paid-in-capital	239,472	17,015	321,890	—	(338,905)	239,472
Accumulated other comprehensive income	—	—	74	—	—	74
Retained earnings	(94,288)	(230,660)	(101,104)	171,533	160,231	(94,288)
Total stockholder’s equity	145,210	(213,645)	220,886	171,533	(178,700)	145,284
Total liabilities and stockholder’s equity	$145,210	$(140,990)	$1,137,816	$209,186	$(444,117)	$907,105

DUANE READE HOLDINGS, INC.
Condensed Consolidating Balance Sheet (Unaudited)
As of December 25, 2004
(Successor)
(in thousands)

						Duane Reade
	Duane Reade	Duane	Duane	Subsidiary	Consolidating	Holdings, Inc.
	Holdings, Inc.	Reade Inc.	Reade GP	Guarantors	Adjustments	Consolidated
Assets
Current assets
Cash	$—	$—	$1,297	$32	$—	$1,329
Receivables	—	(127,936)	314,394	(60,010)	(68,392)	58,056
Inventories	—	—	262,323	—	—	262,323
Deferred income taxes	—	10,167	5,049	(6,189)	—	9,027
Prepaid expenses and other assets	—	—	35,716	—	—	35,716
Total current assets	—	(117,769)	618,779	(66,167)	(68,392)	366,451
Investment in affiliates	184,049	(8,407)	—	(1,096)	(174,546)	—
Property and equipment	—	—	224,460	—	—	224,460
Goodwill, net	—	—	52,216	—	—	52,216
Deferred income taxes	—	1,645	9,032	(10,677)	—	—
Other assets	—	17,015	299,603	251,831	(271,417)	297,032
Total assets	$184,049	$(107,516)	$1,204,090	$173,891	$(514,355)	$940,159
Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$—	$—	$80,154	$—	$—	$80,154
Accrued interest	—	—	8,209	—	—	8,209
Accrued expenses	—	—	56,735	—	—	56,735
Current portion of debt	—	—	153,870	—	—	153,870
Current portion of capital lease obligation	—	—	780	—	—	780
Total current liabilities	—	—	299,748	—	—	299,748
Long term debt	—	—	612,424		(257,392)	355,032
Capital lease obligation, less current portion	—	—	2,008	—	—	2,008
Deferred income taxes	—	65,849	(39,408)	21,530	—	47,971
Other non-current liabilities	—	2,565	48,786	—	—	51,351
Total liabilities	—	68,414	923,558	21,530	(257,392)	756,110
Stockholder’s equity
Common stock	26	—	—	—	—	26
Paid-in-capital	239,472	17,015	321,915	—	(338,930)	239,472
Retained earnings	(55,449)	(192,945)	(41,383)	152,361	81,967	(55,449)
Total stockholder’s equity	184,049	(175,930)	280,532	152,361	(256,963)	184,049
Total liabilities and stockholder’s equity	$184,049	$(107,516)	$1,204,090	$173,891	$(514,355)	$940,159

DUANE READE HOLDINGS, INC.
Condensed Consolidating Statement of Cash Flows (Unaudited)
For the 39 weeks ended September 24, 2005
(Successor)
(in thousands)

						Duane Reade
	Duane Reade	Duane	Duane	Subsidiary	Consolidating	Holdings, Inc.
	Holdings, Inc.	Reade Inc.	Reade GP	Guarantors	Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(38,839)	$(38,839)	$(58,594)	$19,169	$78,264	$(38,839)
Adjustments to reconcile net income (loss) to net cash (used in) / provided by operating activities:
Depreciation and amortization of property and equipment	—	—	56,082	—	—	56,082
Deferred tax provision	—	—	(47,829)	16,125	(40)	(31,744)
Deferred rent expense	—	—	10,132	—	—	10,132
Other	38,839	38,839	(2,104)	586	(78,264)	(2,104)
Changes in operating assets and liabilities:
Receivables	—	137	31,601	(27,880)	40	3,898
Inventories	—	—	4,466	—	—	4,466
Accounts payable	—	—	(6,589)	—	—	(6,589)
Prepaid and accrued expenses	—	(137)	(11,951)	—	—	(12,088)
Increase in other assets (liabilities), net	—	—	14,299	(8,025)	—	6,274
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	—	—	(10,487)	(25)	—	(10,512)
Capital expenditures	—	—	(18,386)	—	—	(18,386)
Lease acquisition and other costs	—	—	(6,904)	—	—	(6,904)
Proceeds from sale of property	—	—	7,069	—	—	7,069
NET CASH USED IN INVESTING ACTIVITIES	—	—	(18,221)	—	—	(18,221)
Cash flows from financing activities:
Proceeds from senior secured notes	—	—	47,860	—	—	47,860
Deferred financing costs	—	—	(2,942)	—	—	(2,942)
Borrowings from revolving credit facility	—	—	1,339,509	—	—	1,339,509
Repayments of revolving credit facility	—	—	(1,353,619)	—	—	(1,353,619)
Repayments of capital lease obligations	—	—	(2,083)	—	—	(2,083)
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	28,725	—	—	28,725
Net (decrease) increase in cash	—	—	17	(25)	—	(8)
Cash at beginning of period	—	—	1,297	32	—	1,329
Cash at end of period	$—	$—	$1,314	$7	$—	$1,321

DUANE READE HOLDINGS, INC.
Condensed Consolidating Statement of Cash Flows (Unaudited)
For the period from July 31, 2004 through September 25, 2004
(Successor)
(in thousands)

						Duane Reade
	Duane Reade	Duane	Duane	Subsidiary	Consolidating	Holdings, Inc.
	Holdings, Inc.	Reade Inc.	Reade GP	Guarantors	Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(38,038)	$(38,038)	$(41,991)	$3,534	$76,495	$(38,038)
Adjustments to reconcile net income (loss) to net cash (used in) / provided by operating activities:
Depreciation and amortization of property and equipment	—	—	8,011	—	—	8,011
Deferred tax provision	—	(1)	(35,848)	3,376	—	(32,473)
Other	38,038	38,037	2,488	420	(76,495)	2,488
Changes in operating assets and liabilities:
Receivables	—	67	956	3	—	1,026
Inventories	—	—	(7,521)	—	—	(7,521)
Accounts payable	—	—	14,842	—	—	14,842
Prepaid and accrued expenses	—	(65)	27,605	—	—	27,540
Increase in other assets (liabilities), net	—	—	8,779	(6,650)	—	2,129
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	—	—	(22,679)	683	—	(21,996)
Capital expenditures	—	—	(4,571)	—	—	(4,571)
Lease acquisition and other costs	—	—	(7,633)	—	—	(7,633)
Acquisition of Duane Reade	—	—	(413,684)	—	—	(413,684)
NET CASH USED IN INVESTING ACTIVITIES	—	—	(425,888)	—	—	(425,888)
Cash flows from financing activities:
Proceeds from sale of common stock	—	—	239,498	—	—	239,498
Proceeds from term notes	—	—	155,000	—	—	155,000
Proceeds from senior subordinated notes	—	—	195,000	—	—	195,000
Deferred financing costs	—	—	(12,049)	—	—	(12,049)
Repurchase of convertible notes	—	—	(201,000)	—	—	(201,000)
Borrowings from revolving credit facility	—	—	415,047	—	—	415,047
Repayments of revolving credit facility	—	—	(343,453)	—	—	(343,453)
Repayments of capital lease obligations	—	—	(120)	—	—	(120)
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	447,923	—	—	447,923
Net (decrease) increase in cash	—	—	(644)	683	—	39
Cash at beginning of period	—	—	1,279	59	—	1,338
Cash at end of period	$—	$—	$635	$742	$—	$1,377

DUANE READE INC.
Condensed Consolidating Statement of Cash Flows (Unaudited)
For the period from December 28, 2003 through July 30, 2004
(Predecessor)
(in thousands)

	Duane	Duane	Subsidiary	Consolidating	Duane Reade Inc.
	Reade Inc.	Reade GP	Guarantors	Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$3,317	$(14,742)	$17,926	$(3,184)	$3,317
Adjustments to reconcile net income (loss) to net cash (used in) / provided by operating activities:
Depreciation and amortization of property and equipment	—	23,003	—	—	23,003
Deferred tax provision	4,760	(5,049)	6,189	—	5,900
Other	(3,331)	4,383	147	3,184	4,383
Changes in operating assets and liabilities:
Receivables	(6,426)	3,369	—	—	(3,057)
Inventories	—	4,385	—	—	4,385
Accounts payable	—	(20,047)	—	—	(20,047)
Prepaid and accrued expenses	554	193	—	—	747
Increase in other assets (liabilities), net	—	27,172	(24,251)	—	2,921
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,126)	22,667	11	—	21,552
Capital expenditures	—	(17,552)	—	—	(17,552)
Lease acquisition and other costs	—	(14,925)	—	—	(14,925)
NET CASH USED IN INVESTING ACTIVITIES	—	(32,477)	—	—	(32,477)
Cash flows from financing activities:
Deferred financing costs	—	(841)	—	—	(841)
Borrowings from revolving credit facility	—	941,503	—	—	941,503
Repayments of revolving credit facility	—	(930,511)	—	—	(930,511)
Proceeds from exercise of stock options	1,126	—	—	—	1,126
Repayments of capital lease obligations	—	(266)	—	—	(266)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,126	9,885	—	—	11,011
Net (decrease) increase in cash	—	75	11	—	86
Cash at beginning of period	—	1,204	48	—	1,252
Cash at end of period	$—	$1,279	$59	$—	$1,338

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Our business consists of the sale of a wide variety of health and beauty care products, convenience oriented food and general merchandise items and a pharmacy operation managed to supply customers with their prescription needs. We refer to the non-prescription portion of our business as front-end sales because most of these sales are processed through the front main check-out sections of our stores. This portion of our business consists of brand name and private label health and beauty care items, food and beverages, tobacco products, cosmetics, housewares, greeting cards, photofinishing services, photo supplies and seasonal and general merchandise. Health and beauty care products, including over-the-counter items, represent our highest volume categories within front-end sales. The front-end portion of our business represented 51.9% and 51.2% of our sales in the quarter and nine months ended September 24, 2005, respectively, and is characterized by generally higher gross margins that are approximately twice that of our pharmacy or back-end business.

Because of our numerous convenient locations in high-traffic commercial and residential areas and the lack of other convenience oriented retailers in our core market areas, our front-end business is generally a larger proportion of our total sales than other major conventional drug store chains, which average between 30% to 40%. Historically, front-end sales have represented a decreasing share of business year after year, however, over the last few years, pharmacy sales have experienced a declining rate of growth. Our pharmacy sales include all items we sell by prescription filled at our retail locations or by our central fill facility and delivered to our stores or direct to customers. In addition, we include in our pharmacy sales certain resales of retail pharmaceutical inventory. The pharmacy portion of our business is dominated by and dependent upon a number of third party private and government-sponsored plans that contract with us as an authorized provider of prescriptions.

Sales to third party prescription plans represented 92.7% and 92.6% of our prescription sales in the quarter and nine months ended September 24, 2005, respectively. Historically, excluding pharmacy resale activity, our pharmacy sales experienced a faster rate of sales growth than the front-end portion of our business due to a number of favorable demographic and industry trends such as the aging of the population, expanded penetration of third party private and government-sponsored coverage and the increasing utilization of prescriptions to improve quality of life and in place of medical procedures.  While these factors are still operative, our rate of non-resale pharmacy sales growth has steadily declined over the last two and a half years to the point where our most recent pharmacy sales results reflect a lower rate of growth than the front-end portion of our business. This slower pharmacy sales growth is the result of increased mail order penetration (that results in losses of retail based prescription sales to mail order providers), negative publicity surrounding the adverse side effects of certain arthritis medications and other high volume drugs, conversion of certain high volume prescription drugs to over-the-counter front-end products and increased use of lower priced but more profitable generic drugs in place of higher priced branded medications.

During 2003, President Bush signed the Medicare Drug Act, which created a new Medicare Part D benefit that will expand Medicare coverage of prescription drugs for senior citizens not participating in third party plans. Sales to such customers represent less than 2% of our total revenue. This new Medicare coverage is scheduled to take effect in 2006 and is expected to result in decreased pharmacy margins resulting from lower reimbursement rates than our current margins on prescriptions that are not subject to third party reimbursement. In June 2004, a temporary senior citizen prescription drug discount program furnished under this Medicare legislation was implemented as a means of providing limited benefits to senior citizens until the full Medicare program takes effect in 2006. This temporary program has also resulted in lower pharmacy margins than those previously realized on prescriptions that were not subject to third party plan reimbursement. Based on our experience, we expect, over time, that increased utilization of prescription drugs by senior citizens participating in the new programs (that previously were cash paying customers) will offset the effect of lower margins on our revenues, however there can be no assurance that this will be the case. State Medicaid programs that provide prescription benefits to low income households and individuals represent approximately 23% of our retail pharmacy sales.

In fiscal 2003 and again in fiscal 2004, New York State reduced Medicaid and Elderly Pharmaceutical Insurance Coverage (EPIC) prescription reimbursement rates, adversely impacting our pharmacy gross margins. The most recent reductions became effective on October 1, 2004, and are expected to reduce reimbursements by approximately $1.4 million on an annual basis. New Jersey also implemented reduced Medicaid reimbursement rates in 2003. The New York State legislature has also recently approved increases in co-payments by $1.00 per prescription for branded drugs and $0.50 per prescription for generics effective August 1, 2005. Under the Medicaid guidelines, providers cannot refuse to dispense prescriptions to Medicaid recipients who claim that they do not have the means to pay the required co-payments. Most Medicaid recipients decline to make the co-payments, resulting in the requirement for the provider to absorb this cost. These increased co-payments for New York Medicaid are expected to result in further reduced reimbursements of approximately $1.4 million per year. Recently, Congress has been considering certain additional changes to reduce reimbursement formulas for state Medicaid programs. These changes, if enacted and passed on to providers through the state reimbursement formulas, would adversely impact our future pharmacy gross margins.

In an effort to offset some of the adverse pharmacy gross margin impacts from the trends discussed above, there has been an intensified effort on the part of retailers to support increased utilization of lower priced but higher margin generic prescriptions in place of branded medications. Improved generic utilization rates as well as increased purchases direct from manufacturers rather than through wholesalers enabled us to achieve improved gross margins on pharmacy retail sales during 2004 and throughout 2005.

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

We operate approximately 87% of our 249 stores in New York City and the remainder in the surrounding areas, and our financial performance is therefore heavily influenced by the local economy. We analyze a number of economic indicators specific to New York City to gauge the health of this economy, including unemployment rates, job creation, gross city product and bridge and tunnel commuter traffic patterns. We also analyze market share data, same-store sales trends, average store sales and sales per square foot data among other key performance indicators to monitor our overall performance. During 2004 and 2005, the New York City economy generally reflected an improving trend for most of these external economic indicators.

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

New York City Economy

Between 2001 and 2003, the New York City economy experienced a regional cyclical downturn and a series of unusual events, such as the World Trade Center attacks and one-time significant increases in real estate taxes and insurance costs. The New York greater metropolitan area experienced above average unemployment levels, especially in the key midtown and downtown Manhattan financial districts and lagged behind the improving national economy throughout 2003 and the early part of 2004. However, more recently it has shown substantial improvements in employment, tourism and overall commerce relative to the last few years. The September 2005 unemployment data for New York City indicated an unemployment rate of 5.9%, compared to a national rate of 5.1%.

Results of Operations

As a result of the Acquisition and resulting change in control, under U.S. GAAP we are required to present separately the operating results for the predecessor periods in the 2004 fiscal year (June 27, 2004 through July 30, 2004 and December 28, 2003 through July 30, 2004) and the successor period in the 2004 fiscal year (July 31, 2004 through September 25, 2004). In the following discussion, these are compared to the full fiscal third quarter and year-to-date successor periods ended September 24, 2005. Management believes this is the most practical way in which to comment on the results of operations.

The Thirteen Weeks Ended September 24, 2005 for the Successor as Compared to the Period from June 27, 2004 through July 30, 2004 for the Predecessor and the Period from July 31, 2004 through September 25, 2004 for the Successor

For the third quarter of 2005, we achieved net sales of $378.6 million and sustained a net loss of $15.7 million, as compared to net sales of $238.1 million and a net loss of $38.0 million in the period from July 31, 2004 through September 25, 2004 and net sales of $142.4 and a net loss of $1.0 million in the period from June 27, 2004 through July 30, 2004.

The prior year’s aggregate net loss of $39.0 million included pre-tax charges of:

•       $37.5 million, associated with expenses related to the Acquisition, and

•       $25.3 million, primarily related to our exercise of our option to terminate our obligations under the Chairman’s supplemental executive retirement plan.

The current year’s net loss of $15.7 million reflects:

•       increased non-cash depreciation and amortization expenses of $6.9 million, resulting from the application of purchase accounting related to the Acquisition,

•       increased interest expense of $5.1 million associated with higher debt levels primarily resulting from the debt incurred as part of the Acquisition, and

•       higher selling, general and administrative expenses of $6.8 million, primarily attributable to increased consulting and litigation-related legal expenses and increased pharmacy labor costs.

The following sets forth the results of operations for the periods indicated:

	Successor				Predecessor
			Period from		Period from
			July 31, 2004		June 27, 2004
	3 Months Ended		through		through
	September 24, 2005		September 25, 2004		July 30, 2004
	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales
	In thousands, except percentages
Net sales	$378,557	100.0%	$238,050	100.0%	$142,379	100.0%
Cost of sales	305,866	80.8	194,116	81.5	115,557	81.2
Gross profit	72,691	19.2	43,934	18.5	26,822	18.8
Selling, general & administrative expenses	67,950	17.9	37,418	15.7	23,726	16.7
Labor contingency expense	1,100	0.3	689	0.3	411	0.3
Transaction expense	236	0.1	37,118	15.6	386	0.3
Depreciation and amortization	17,816	4.7	7,280	3.1	3,596	2.5
Store pre-opening expenses	114	0.0	366	0.2	105	0.1
Other	1,454	0.4	25,291	10.6	—	—
	88,670	23.4	108,162	45.4	28,224	19.8
Operating (loss) income	(15,979)	(4.2)	(64,228)	(27.0)	(1,402)	(1.0)
Interest expense, net	12,654	3.3	6,283	2.6	1,283	0.9
(Loss) income before income taxes	(28,633)	(7.6)	(70,511)	(29.6)	(2,685)	(1.9)
Income tax (benefit) provision	(12,885)	(3.4)	(32,473)	(13.6)	(1,714)	(1.2)
Net (loss) income	$(15,748)	(4.2)%	$(38,038)	(16.0)%	$(971)	(0.7)%

Net sales were $378.6 million in the thirteen weeks ended September 24, 2005, representing a decrease of 0.5% as compared to aggregate net sales of $380.4 million in the thirteen weeks ended September 25, 2004. While retail sales to customers grew by 2.7% over this period, the increase was more than offset by the impact of reduced pharmacy resale activity. Same-store sales increased by 2.1% over the third quarter last year with the balance of the increase coming from the full quarterly results of eight net new stores opened in the third quarter last year, partially offset by five net stores closed since the end of last year’s third quarter.

Pharmacy sales decreased to $181.9 million in the third quarter of 2005 from an aggregate total of $191.2 million in the third quarter of 2004, a decrease of 4.8%, and represented 48.1% of total sales, as compared with 50.3% of total sales in the comparable period of 2004. The overall pharmacy sales decrease includes a decrease of 6.0% resulting from the reduced resale activity, partially offset by an increase of 1.2% in normal retail pharmacy sales. Pharmacy same-store sales increased by 0.3% over last year, and third-party reimbursed pharmacy sales represented 92.7% of total prescription sales, as compared to 92.3% in the third quarter of 2004. Pharmacy same-store sales were adversely impacted by approximately 1.8% due to negative publicity and significantly reduced consumer demand for arthritis medications and certain other high volume drugs and approximately 1.9% due to increased mail order penetration resulting from conversion of certain third party plans to mandatory mail order requirements. The percentage of generic prescriptions dispensed increased by 4.2% this year, resulting in a reduction of the pharmacy same-store sales increase by approximately 2.5%, but an increase in gross margin per prescription dispensed. Generic prescriptions generally have lower selling prices but are more profitable than branded prescriptions.

Front-end sales increased from an aggregate total of $189.2 million in the third quarter of 2004 to $196.6 million in the third quarter of 2005, an increase of 3.9%, and represented 51.9% of total sales, as compared to 49.7% of total sales in the comparable period of 2004. Front-end same-store sales increased by 3.7%, primarily due to the favorable impact of the improved Dollar Rewards customer loyalty card promotional program, a generally improved level of consumer demand and the sales disruptions in the prior year associated with the Republican National Convention.

During the thirteen weeks ended September 24, 2005, we opened two stores and closed three stores, as compared to seven stores opened and one store closed during the period from July 31, 2004 through September 25, 2004 and two stores opened during the period from June 27, 2004 through July 30, 2004. At September 24, 2005, we operated 249 stores, as compared to 255 stores at September 25, 2004.

Cost of sales as a percentage of net sales was 80.8% in the third quarter of 2005, resulting in a gross profit margin of 19.2%. In the period from July 31, 2004 through September 25, 2004, cost of sales as a percentage of net sales was 81.5%, and in the period from June 27, 2004 through July 30, 2004, cost of sales as a percentage of net sales was 81.2%, resulting in gross profit margins of 18.5% and 18.8%, respectively. The improvement in gross profit margin as compared to last year’s aggregate figure of 18.6% was primarily attributable to a reduced level of pharmacy resale activity. Pharmacy resales generally experience gross margins of less than 1%. Excluding pharmacy resale activity, gross margins were flat against the previous year. Lower front-end product margins associated with reduced vendor allowances and increased inventory shrink losses were offset by increased pharmacy margins associated with increased generic dispensing rates and the benefits of direct purchases. Store occupancy expenses in the current period include non-cash rent expense of $3.2 million, or 0.9% of sales, as compared to $3.0 million, or 0.8% of sales, in the comparable prior year period. Cost of sales also includes (i) a $0.3 million LIFO provision in the third quarter of both the current and prior years, and (ii) real-estate related income of $2.2 million in the third quarter of 2005 as compared to an aggregate total of $0.1 million in the third quarter of 2004.

Selling, general and administrative expenses were $68.0 million, or 17.9% of net sales in the third quarter of 2005, as compared to $37.4 million, or 15.7% of net sales, in the period from July 31, 2004 through September 25, 2004 and $23.7 million, or 16.7% of net sales, in the period from June 27, 2004 through July 30, 2004. The increase in these expense ratios to sales as compared to the prior year primarily reflects the reduced pharmacy resale activity in the current year (which reduces net sales and adversely impacts the SG&A expense ratio), increased consulting and litigation related expenses, as well as increased labor costs for pharmacists and increases in the New York minimum wage rates which increased our front-end labor costs.

Depreciation and amortization of property and equipment and intangible assets amounted to $17.8 million in the third quarter of 2005, as compared to $7.3 million and $3.6 million for the July 31, 2004 through September 25, 2004 and June 27, 2004 through July 30, 2004 periods, respectively. This increase was attributable to the aforementioned step-up in asset values resulting from the application of purchase accounting under FAS 141 that was required in connection with the Acquisition, as well as increases resulting from the depreciation of capital expenditures made in 2004 and 2005 and amortization of identifiable intangibles acquired over the same period.

We incurred store pre-opening expenses of $0.1 million in the third quarter of 2005, related to the opening of two stores. In the period from July 31, 2004 through September 25, 2004, we incurred store pre-opening expenses of $0.4 million, and in the period from June 27, 2004 through July 30, 2004, we incurred store pre-opening expenses of $0.1 million, related to the opening of seven stores and two stores, respectively,

During the 13 weeks ended September 24, 2005 and the period from July 31, 2004 through September 25, 2004, we recorded other expenses of $1.5 million and $25.3 million, respectively, resulting from the completion of the Acquisition. In 2005, these expenses include (i) $0.2 million attributable to the CEO’s annual $0.9 million long-term cash award, (ii) $0.3 million related to the annual $1.25 million management fee payable to Oak Hill, (iii) $0.7 million representing a portion of the anticipated cost of transferring the ownership of a split dollar life insurance policy to the CEO in July 2006 and (iv) $0.2 million reflecting an allocation of the expenses associated with the implementation of a tax indemnity insurance policy related to the deductibility of certain payments made to the CEO in connection with the Acquisition. In 2004, these expenses consist of (i) $0.2 million attributable to the CEO’s annual $0.9 million long-term cash award, (ii) $0.2 million related to the annual $1.25 million management fee payable to Oak Hill, (iii) $0.4 million representing a portion of the anticipated cost of transferring the ownership of a split dollar life insurance policy to the CEO in July 2006 and (iv) $24.5 million representing the amount payable to the CEO as a result of our election to terminate our obligations under the executive’s Supplemental Executive Retirement Plan (SERP).

Net interest expense for the third quarter of 2005 was $12.7 million, as compared to $6.3 million in the July 31, 2004 through September 25, 2004 period and $1.3 million in the June 27, 2004 through July 30, 2004 period. This increase reflects the higher interest costs and increased debt in the current year primarily resulting from the Acquisition. At September 24, 2005, the weighted average interest rate on our variable rate outstanding debt was 7.13%, as compared to 4.09% at September 25, 2004.

In the third quarter of 2005, we recorded an income tax benefit of $12.9 million, reflecting an estimated effective tax rate of 45.0%, inclusive of the anticipated benefits of wage-based income tax credits. In the period from July 31, 2004 through September 25, 2004, we recorded an income tax benefit of $32.5 million, reflecting an effective rate of 46.1%, inclusive of the anticipated benefits of income tax credits. In the period from June 27, 2004 through July 30, 2004, the income tax benefit of $1.7 million reflects (i) an effective tax rate of 25.5% applied to the pre-tax performance for that period and (ii) a retroactive adjustment applied to the pre-tax results for the first six months of 2004, to reduce the effective rate from the 39.9% rate previously applied to the adjusted predecessor period 25.5% effective rate. The income tax credits represent the economic benefits earned by us for our participation in various federal and state employment incentive programs. The increase in the current year’s effective rate reflects the combined impact of the income tax credits and the pre-tax loss generated by us.

The Thirty-Nine Weeks Ended September 24, 2005 for the Successor as Compared to the Period from December 28, 2003 through July 30, 2004 for the Predecessor and the Period From July 31, 2004 through September 25, 2004 for the Successor

For the first nine months of 2005, we achieved net sales of $1.2 billion and sustained a net loss of $38.8 million, as compared to net sales of $238.1 million and a net loss of $38.0 million in the period from July 31, 2004 through September 25, 2004 and net sales of $927.8 million and net income of $3.3 million in the period from December 28, 2003 through July 30, 2004. The decline in earnings as compared to the prior year’s aggregate figure is due to the following factors:

•       An increase in depreciation and amortization expense of $24.1 million from the Acquisition related purchase accounting adjustments to the valuation of store leases, prescription pharmacy files and property and equipment under FAS 141 as well as the depreciation of capital expenditures and amortization of intangibles acquired in 2004 and 2005.

•       An increase in interest expenses of $21.1 million primarily from the new debt incurred in connection with the Acquisition.

•       A decline in gross margin from 19.4% in the first nine months of 2004 to 19.1% in the first nine months of 2005. The decrease was primarily attributable to lower vendor allowances, increased inventory shrink losses, lower levels of real estate related income and increased non-cash rent expense of $3.3 million, that was attributable to the application of purchase accounting under FAS 141, “Business Combinations,” in connection with the Acquisition.

•       Increased store payroll costs resulting from increased labor rates for pharmacists and higher minimum wages in New York.

•       Increased consulting and litigation related expenses of $6.8 million that resulted from certain labor and real estate related disputes, the World Trade Center business interruption insurance claim and litigation defending new class actions.

The following sets forth the results of operations for the periods indicated:

	Successor				Predecessor
			Period from		Period from
			July 31, 2004		December 28, 2003
	9 Months Ended		through		through
	September 24, 2005		September 25, 2004		July 30, 2004
	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales
	In thousands, except percentages
Net sales	$1,172,824	100.0%	$238,050	100.0%	$927,801	100.0%
Cost of sales	948,729	80.9	194,116	81.5	745,090	80.3
Gross profit	224,095	19.1	43,934	18.5	182,711	19.7
Selling, general & administrative expenses	196,990	16.8	37,418	15.7	142,293	15.3
Labor contingency expense	3,300	0.3	689	0.3	2,611	0.3
Transaction expense	817	0.1	37,118	15.6	3,005	0.3
Depreciation and amortization	53,313	4.5	7,280	3.1	21,902	2.4
Store pre-opening expenses	264	0.0	366	0.2	470	0.1
Other	4,636	0.4	25,291	10.6	—	—
	259,320	22.1	108,162	45.4	170,281	18.4
Operating (loss) income	(35,225)	(3.0)	(64,228)	(27.0)	12,430	1.3
Interest expense, net	35,318	3.0	6,283	2.6	7,977	0.9
(Loss) income before income taxes	(70,543)	(6.0)	(70,511)	(29.6)	4,453	0.5
Income tax (benefit) provision	(31,704)	(2.7)	(32,473)	(13.6)	1,136	0.1
Net (loss) income	$(38,839)	(3.3)%	$(38,038)	(16.0)%	$3,317	0.4%

Net sales were $1.2 billion in the thirty-nine weeks ended September 24, 2005, representing an increase of 0.6% as compared to aggregate net sales of $1.2 billion in the thirty-nine weeks ended September 25, 2004. Reduced resale activity accounted for a decrease of 2.5%, while retail sales to customers increased by 3.4% over this period. Same-store sales increased by 1.4% over the first nine months of last year with the balance of the increase coming from the full nine-month results of 14 net new stores opened during the first nine months of 2004, partially offset by six net stores closed since the end of last year’s third quarter.

Pharmacy sales decreased from $585.7 million in the first nine months of 2004 to $572.4 million in the first nine months of 2005, a decrease of 2.3%, and represented 48.8% of total sales, as compared with 50.2% of total sales in the comparable period of 2004. The overall pharmacy sales decrease includes a decrease of 5.0% resulting from the reduced resale activity, offset by an increase of 2.7% in normal retail pharmacy sales. Pharmacy same-store sales increased by 0.7% over last year, and third-party reimbursed pharmacy sales represented 92.6% of total prescription sales, as compared to 92.2% in the first nine months of 2004.

Front-end sales increased from $580.1 million in the first nine months of 2004 to $600.4 million in the first nine months of 2005, an increase of 3.5%, and represented 51.2% of total sales, as compared to 49.8% of total sales in the comparable period of 2004. Front-end same-store sales increased by 2.0%, primarily due to a stronger cough and cold season, the impact of the improved Dollar Rewards loyalty card promotional program and a generally improved level of consumer demand as well as sales disruptions in the previous year resulting from the Republican National Convention.

During the thirty-nine weeks ended September 24, 2005, we opened five stores and closed eleven stores, as compared to seven stores opened and one store closed during the period from July 31, 2004 through September 25, 2004 and nine stores opened and one store closed for the period from December 28, 2003 through July 30, 2004.

Cost of sales as a percentage of net sales was 80.9% in the first nine months of 2005, 81.5% in the period from July 31, 2004 through September 25, 2004 and 80.3% in the period from December 28, 2003 through July 30, 2004, resulting in gross profit margins of 19.1%, 18.5% and 19.7%, respectively. The decrease in gross profit margin as compared to the aggregate nine month 2004 figure of 19.4% was primarily attributable to lower levels of vendor allowances combined with higher inventory shrink losses and increased non-cash rent expense of $3.3 million, or 0.3% of sales, that was attributable to the application of purchase accounting under FAS 141, “Business Combinations,” in connection with the Acquisition. Cost of sales also includes (i) a $0.4 million LIFO provision in the current year’s first nine months as compared to a LIFO provision of $1.0 million in the corresponding period last year, and (ii) real-estate related income of $2.5 million in the first nine months of 2005 as compared to $2.1 million in the comparable 2004 period.

Selling, general and administrative expenses were $197.0 million, or 16.8% of net sales in the first nine months of 2005, as compared to $37.4 million, or 15.7% of net sales, in the period from July 31, 2004 through September 25, 2004 and $142.3 million, or 15.3% of net sales, in the period from December 28, 2003 through July 30, 2004. The increase in these expense ratios to sales as compared to the prior year primarily reflects the increased consulting and litigation related expenses incurred in the current year, as well as increased labor costs associated with the ongoing shortage of pharmacists in the marketplace and increases in the New York minimum wage rates.

Depreciation and amortization of property and equipment and intangible assets amounted to $53.3 million in the first nine months of 2005, as compared to $7.3 million and $21.9 million for the July 31, 2004 through September 25, 2004 and December 28, 2003 through July 30, 2004 periods, respectively. This increase was attributable to the aforementioned step-up in asset values resulting from the application of purchase accounting under FAS 141 that was required in connection with the Acquisition as well as increases resulting from the depreciation of capital expenditures made in 2004 and 2005 and amortization of identifiable intangibles acquired over the same period.

We incurred store pre-opening expenses of $0.3 million in the first nine months of 2005, related to the opening of five stores. In the comparable period last year, we incurred pre-opening costs of $0.9 million, attributable to the opening of sixteen stores.

During the 39 weeks ended September 24, 2005 and the period from July 31, 2004 through September 25, 2004, we recorded other expenses of $4.6 million and $25.3 million, respectively, resulting from the completion of the Acquisition. In 2005, these expenses include (i) $0.7 million attributable to the CEO’s annual $0.9 million long-term cash award, (ii) $0.9 million related to the annual $1.25 million management fee payable to Oak Hill, (iii) $2.0 million representing a portion of the anticipated cost of transferring the ownership of a split dollar life insurance policy to the CEO in July 2006 and (iv) $1.0 million reflecting an allocation of the expenses associated with the implementation of a tax indemnity insurance policy related to the deductibility of certain payments made to the CEO in connection with the Acquisition. In 2004, these expenses consisted of (i) $0.2 million attributable to the CEO’s annual $0.9 million long-term cash award, (ii) $0.2 million related to the annual $1.25 million management fee payable to Oak Hill, (iii) $0.4 million representing a portion of the anticipated cost of transferring the ownership of a split dollar life insurance policy to the CEO in July 2006 and (iv) $24.5 million representing the amount payable to the CEO as a result of our election to terminate our obligations under the executive’s Supplemental Executive Retirement Plan (SERP).

Net interest expense for the first nine months of 2005 was $35.3 million, as compared to $6.3 million in the July 31, 2004 through September 25, 2004 period and $8.0 million in the December 28, 2003 through July 30, 2004 period. This increase was primarily attributable to the higher interest costs and increased debt in the current year that was associated with the Acquisition.

In the first nine months of 2005, we recorded an income tax benefit of $31.7 million, reflecting an estimated effective tax rate of 45.0%, inclusive of the anticipated benefits of wage-based income tax credits. In the period from July 31, 2004 through September 25, 2004, we recorded an income tax benefit of $32.5 million, reflecting an effective tax rate of 46.1%, and in the period from December 28, 2003 through July 30, 2004, the income tax provision of $1.1 million reflected an effective tax rate of 25.5%, both of which were inclusive of the anticipated benefits of wage-based income tax credits. The income tax credits represent the economic benefits earned by us for our participation in various federal and state employment incentive programs. The increase in the current year’s effective rate as compared to the prior year’s 9-month composite rate reflects the combined impact of the income tax credits and the reduced levels of pre-tax income generated by us.

Liquidity and Capital Resources

Working Capital and Cash Flow

Working capital was $91.1 million as of September 24, 2005 and $66.7 million as of December 25, 2004. Working capital reflects the classification of outstanding borrowings under our asset-based revolving loan facility of $139.8 million at September 24, 2005 and $153.9 million at December 25, 2004 as current liabilities. This current classification is required because cash receipts controlled by the lenders are used to reduce outstanding debt and we do not meet the criteria of Statement of Financial Accounting Standards No. 6 “Classification of Short Term Obligations Expected to be Refinanced” (FAS 6) to reclassify the debt as long-term, but is not an indication that this credit facility is expected to be retired within the next year. The asset-based revolving loan expires in July of 2008, and we intend to continue to access it for our working capital needs throughout its remaining term.

Net cash used in operating activities was $10.5 million in the thirty-nine weeks ended September 24, 2005, compared to cash used in operating activities of $22.0 million in the period from July 31, 2004 through September 25, 2004 and cash provided by operations of $21.6 million in the period from December 28, 2003 through July 30, 2004. The use of cash in the current year reflects the scheduled $23.0 million CEO SERP early termination payments, partially offset by the split dollar life insurance cash surrender proceeds of $14.3 million.

Net cash used in investing activities was $18.2 million in the thirty-nine weeks ended September 24, 2005, compared to $425.9 million (including $413.7 million to acquire Duane Reade Inc.) in the period from July 30, 2004 through September 25, 2004 and $32.5 million in the period from December 28, 2003 through July 30, 2004. In the current year, capital expenditures of $18.4 million and lease acquisition, pharmacy customer file and other acquisition costs of $6.9 million decreased from the prior year by $3.7 million and $15.6 million, respectively.

Net cash provided by financing activities was $28.7 million in the thirty-nine weeks ended September 24, 2005, compared to $447.9 million (including $388.5 million attributable to the financing of the acquisition) in the period from July 31, 2004 through September 25, 2004 and $11.0 million in the period from December 28, 2003 through July 30, 2004. Cash provided by financing activities in the current year was primarily attributable to the increased utilization of cash for operating activities.

Operating Capital Requirements

Our operating capital requirements primarily result from opening and stocking new stores, remodeling and renovating existing retail locations, purchasing pharmacy files and the continuing development of management information systems. We opened five new stores in the first nine months of 2005 and currently plan to open up to five additional new stores during the remainder of this year (a total of up to 10 stores for all of 2005), and 8-10 new stores in each of fiscal 2006 through fiscal 2008. We also require working capital to support inventory for our existing and new stores. Historically, we have been able to lease almost all of our store locations, so acquisitions of real estate are not expected to have a significant impact on our capital requirements.

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

Ten of our stores which generated approximately 3.8% of our net sales for fiscal 2004 have leases scheduled to expire before the end of fiscal 2006. Four of these leases have renewal options. We believe that we will be able to renew the other expiring leases on economically favorable terms or, alternatively, find other economically attractive locations to lease.

As of September 24, 2005, approximately 4,100 of our approximately 6,100 employees were represented by various labor unions and were covered by collective bargaining agreements. Pursuant to the terms of the collective bargaining agreements covering these employees, we are required, in some instances, to pay specified annual increases in salary and benefits contributions relating to the member employees. We do not believe that these increases will have a material impact on our liquidity or results of operations. Our collective bargaining agreement with Local 340A New York Joint Board, UNITE AFL-CIO (“UNITE”), who represents approximately 700 of our employees in 113 stores, expired on March 31, 2005. The parties have agreed to an extension of this contract through September 30, 2005 and continue to negotiate a successor contract. Duane Reade and UNITE have agreed to honor the terms and conditions of the expired collective bargaining agreement while discussions are ongoing. Effective September 1, 2005, Duane Reade and Local 210, International Brotherhood of Teamsters (“Local 210”) agreed on a successor collective bargaining agreement which will expire on August 31, 2008. Local 210 represents approximately 300 employees in our Maspeth, New York and North Bergen, New Jersey warehouse facilities.

The Acquisition resulted in a restructuring of our debt, as well as the elimination of our obligations under the CEO Split Dollar Life Insurance Policy, in exchange for certain direct payments to our Chief Executive Officer.

The following table presents details of our significant Commitments and Obligations as at September 24, 2005, except that the data provided with respect to operating leases is as of December 25, 2004:

	Payments due by Period
		Within			After
Contractual Cash Obligations	Total	1 year	2-3 years	4-5 years	5 years
	(dollars in thousands)
Debt Obligations(1)	$544,792	$139,760	$—	$—	$405,032
Capital Lease Obligations	14,235	3,089	6,552	4,594	—
Operating Leases	1,344,893	119,602	237,090	219,849	768,352
Fixed Interest Payments(2)	114,075	19,012	38,025	38,025	19,013
Total Contractual Cash Obligations	$2,017,995	$281,463	$281,667	$262,468	$1,192,397

(1)          At September 24, 2005, approximately $139.8 million was outstanding under our asset-based revolving loan facility. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt and we do not meet the criteria of FAS 6 to reclassify the debt as long-term, however this is not an indication that this credit facility is expected to be retired within the next year. We intend to continue to use this facility for our working capital needs through the date of its maturity in July 2008.

(2)          Excluded from the table are cash interest obligations on our variable-rate debt, consisting of the amended asset-based revolving loan agreement and the senior secured floating rate notes due 2010. The amended asset-based revolving loan agreement accrues interest at LIBOR plus a margin of 1.50% and the senior secured notes accrue interest at LIBOR plus a margin of 4.50%. At September 24, 2005, the effective interest rates on each of these debt instruments were 5.26% and 8.37%, respectively.

The above table includes an additional $50.0 million principal amount of senior secured notes that were issued on August 9, 2005. The new senior secured notes have substantially similar terms to those of the existing senior secured notes, although the new senior secured notes were issued at a discount to their redemption price at maturity and therefore do not trade fungibly with the senior secured notes issued in December 2004. The net proceeds of that offering, amounting to approximately $46.6 million, were used to repay a portion of the outstanding amounts under the amended asset-based revolving loan facility and to pay expenses and commissions associated with the offering and repayment. In connection with the offering, the amended asset-based revolving loan facility was further amended to reduce the maximum commitment amount from $250.0 million to $225.0 million and reduce the fixed charge coverage ratio until June 30, 2007.

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

The profits interest and options will have no value unless the values of Duane Reade Shareholders, LLC and Duane Reade Holdings, Inc., respectively, appreciate following the Acquisition. Mr. Cuti’s purchase right will be suspended at any time when the exercise of such purchase rights would result in a default under the financing arrangements of us, Duane Reade Shareholders, LLC or Duane Reade Inc. Mr. Cuti’s purchase right will also terminate upon certain public offerings by us, Duane Reade Shareholders, LLC or Duane Reade Inc.

At September 24, 2005, we have recorded a litigation-related non-current liability of $20.3 million in connection with a National Labor Relations Board decision in a litigation-related matter with the Allied Trades Council, a union representing employees in 139 of our stores. Because this decision is the initial phase of a complex administrative and judicial process, the ultimate outcome, financial impact and related timing of any future cash disbursement relating to this matter cannot be determined at this time. This matter is more fully described in Note 8 to the Unaudited Consolidated Interim Financial Statements.

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

We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including revolving loan borrowings under the amended asset-based revolving loan facility will be adequate for the next two years, to make required payments on our indebtedness, to fund anticipated capital expenditures and to satisfy our working capital requirements. We base this belief on our recent levels of cash flow from operations of approximately $11.3 million in 2004 (which includes the absorption of $40.6 million in Acquisition-related costs), projected improvements in working capital management, reduced levels of capital expenditures and the additional borrowing capacity under the $225.0 million amended asset-based revolving loan facility, which was approximately $79.9 million at September 24, 2005. In the first nine months of 2005, excluding $8.7 million of non-recurring net disbursements attributable to the termination of our obligations in connection with the Chairman’s SERP, our cash used in operating and investing activities was approximately $1.8 million and $18.2 million, respectively. Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. In addition, our operating results, cash flow and capital resources may not be sufficient for an adverse litigation settlement or for repayment of our indebtedness in the future. Some risks that could adversely affect our ability to meet our debt service obligations include, but are not limited to, reductions in third party prescription reimbursement rates, declines in the New York City economy, increases in competitive activity, adverse changes in vendor credit terms, changes in drug consumption patterns, additional adverse legislative changes or a major disruption of business in our markets from a terrorist event, natural disaster or other unexpected events. Other factors that may adversely affect our ability to service our debt are described above under “Special Note Regarding Forward-Looking Statements.” Borrowings under the amended asset-based revolving loan facility and the $207.9 million senior secured notes bear interest at floating rates. Therefore, our financial condition will be affected by changes in prevailing interest rates. On May 25, 2005, we entered into a hedging transaction through the acquisition of a “no cost collar.” Under this arrangement, we capped our exposure on $130.0 million of LIBOR-based borrowings under the senior secured notes at a maximum LIBOR rate of 5.30%. In addition, we established a minimum “floor” LIBOR rate of 3.45%, in line with then current LIBOR rates. This hedging arrangement expires on June 16, 2008.

Critical Accounting Policies

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial reporting to gain a more complete understanding of our consolidated financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K/A for the year ended December 25, 2004 are those that depend most heavily on these judgments and estimates. At September 24, 2005, there have been no material changes to any of the Critical Accounting Policies contained therein.

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

Inflation

We believe that inflation has not had a material impact on our results of operations during the three years ended December 25, 2004 or the nine months ended September 24, 2005.

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

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial results are subject to risk from interest rate fluctuations on debt, which carries variable interest rates. Variable rate debt outstanding at September 24, 2005 includes $139.8 million of borrowings under our amended asset-based revolving loan facility and $207.9 million of senior secured floating rate notes. At September 24, 2005, the weighted average combined interest rate in effect on all variable rate debt outstanding was 7.13%. A 0.50% change in interest rates applied to the $347.6 million balance of floating rate debt would affect pre-tax annual results of operations by approximately $1.7 million. In addition, we also have $195.0 million of Senior Subordinated Notes and $32.0 thousand of Senior Convertible Notes outstanding at September 24, 2005. The Senior Subordinated Notes and Senior Convertible Notes bear interest payable semi-annually at fixed rates of 9.75% and 3.75%, respectively, and are therefore not subject to risk from interest rate fluctuations.

On May 25, 2005, we entered into a hedging transaction through the acquisition of a “no cost collar.” Under this arrangement, we capped our exposure on $130.0 million of LIBOR-based borrowings under the floating rate notes at a maximum LIBOR rate of 5.30%. In addition, we established a minimum “floor” LIBOR rate of 3.45%, in line with then current LIBOR rates. This hedging arrangement expires on June 16, 2008.

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

ITEM 4.                Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.                Other Information

On October 3, 2005, the Company issued a Current Report on Form 8-K in connection with the dismissal of Pricewaterhousecoopers LLP and the subsequent engagement of KPMG LLP as its Independent Registered Public Accounting Firm. Such changes were effective as of September 27, 2005.

ITEM 6.                Exhibits

For purposes of this list, “Company” refers to Duane Reade Inc.

Exhibit No.	Description
2.1

Agreement and Plan of Merger (the “Merger Agreement”), dated as of December 22, 2003, by and among Duane Reade Inc., Rex Corner Holdings, LLC and Rex Corner Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 23, 2003).

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
3.1(i)

Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1(i) the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2004 (the “3rd quarter 2004 10-Q”)).

3.1(ii)

Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1(ii) to the S-4 Registration Statement No 333-120803 with respect to the Company’s 9.75% Senior Subordinated Notes due 2011 (the “Senior Subordinated Notes S-4”.))

3.2(i)

Certificate of Incorporation of DRI I Inc. (incorporated by reference to Exhibit 3.2(i) to the S-1 Registration Statement No 333-43313 with respect to the Company’s 9.25% Senior Subordinated Notes due 2008 (the “Notes S-1”)).

3.2(ii)	By-laws of DRI I Inc. (incorporated by reference to Exhibit 3.2(ii) of the Notes S-1).
3.3	Third Amended and Restated Partnership Agreement of Duane Reade (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2003).
3.4(i)

Certificate of Incorporation of Duane Reade International, Inc. (incorporated by reference to Exhibit 3.4(i) to the Company’s Annual Report on Form 10-K for the year ended December 25, 1999 (the “1999 10-K”)).

3.4(ii)	By-laws of Duane Reade International, Inc. (incorporated by reference to Exhibit 3.4(ii) to the 1999 10-K).
3.5(i)	Certificate of Incorporation of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(i) to the 1999 10-K).
3.5(ii)	By-laws of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(ii) to the 1999 10-K).
3.6(i)

Amended and Restated Certificate of Incorporation of Duane Reade Holdings, Inc. (incorporated by reference to Exhibit 3.1(i) to the Company’s and Duane Reade’s S-4 Registration Statement No 333-122206 with respect to the Company’s and Duane Reade’s Senior Secured Floating Rate Notes due 2010 (the “Floating Rate Notes S-4”)).

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

4.9

Second Guarantor Supplemental Indenture governing the initial notes and the exchange notes, dated as of March 25, 2005, among Duane Reade Holdings, Inc. (“Holdings”), the Company, Duane Reade and DRI I Inc., Duane Reade Realty, Inc. and Duane Reade

International, Inc. as guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Holdings’ Current Report on Form 8-K filed March 31, 2005).
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

4.12

Indenture, dated as of April 16, 2002, between Duane Reade Inc., as issuer, the guarantors named therein and State Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 dated June 21, 2002 (the “Convertible Notes S-3”)).

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

10.24

Agreement, dated December 6, 2001, between Duane Reade and Allied Trades Council (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001 (the “2001 10-K”)).

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

10.28

Second Amendment to Credit Agreement, dated as of August 4, 2005, by and among Duane Reade, Duane Reade Inc., DRI I Inc., Duane Reade International, Inc., Duane Reade Realty, Inc., Duane Reade Holdings, Inc., the Lenders party thereto, Fleet National Bank, as Issuing Bank and Administrative Agent, Fleet Retail Finance Inc., as Collateral Agent, Congress Financial Corporation, as Documentation Agent, General Electric Capital Corporation, as Syndication Agent and Wells Fargo Retail Finance, LLC, as Syndication Agent and Co-Lead Arranger (incorporated by reference to Exhibit 10.1 to Duane Reade Holding’s Interim Report on Form 8-K dated August 4, 2005).

10.29*	Purchase Agreement dated as of August 4, 2005 among Duane Reade Holdings, Inc., Duane Reade, the Guarantors named therein and Banc of America Securities LLC.
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the 2003 10-K).
31.1*	Sarbanes-Oxley Section 302 Certification of the Company’s Chief Executive Officer (“CEO”).
31.2*	Sarbanes-Oxley Section 302 Certification of the Company’s Chief Financial Officer (“CFO”).
32.0**	Sarbanes-Oxley Section 906 Certifications of the Company’s CEO and CFO.

*                    Filed herewith

**             Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 8, 2005

DUANE READE HOLDINGS, INC.
(Registrant)
/s/ ANTHONY J. CUTI
Anthony J. Cuti
President and Chief Executive Officer (Principal Executive Officer)
/s/ JOHN K. HENRY
John K. Henry
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)