Form 10-K
period 2005-12-31
DUANE READE HOLDINGS INC
filed 2006-04-06
CIK 1279172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  001-13843

DUANE READE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	05-0599589
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
440 Ninth Avenue, New York, NY	10001
(Address of principal executive offices)	(Zip Code)

(212) 273-5700

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes  ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of July 1, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $0.  All common stock of the registrant is held by its parent.

Indicate by check mark whether the registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.   Yes  ☒   No ☐

DOCUMENTS INCORPORATED BY REFERENCE
None

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

•       the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (P.L. 108-179), or, the Medicare Modernization Act, and the Medicare Part D benefit created thereunder;

•       the strength of the economy in general and the economic conditions in the New York greater metropolitan area including, in particular, seasonal and weather-related factors, special events, changes in consumer purchasing power and/or spending patterns;

•       changes in the cost of goods and services;

•       trends in the healthcare industry, including continued conversion of various prescription drugs to over-the-counter medications, negative publicity and the related sales declines for certain categories of drugs including, without limitation, certain pain medications and the increasing market share of internet-based and mail-order-based providers;

•       employment disputes and labor disturbances including any resulting from the suspension or termination of our collective bargaining agreements;

•       changes in federal and state laws and regulations, including the potential impact of changes in regulations surrounding the importation of pharmaceuticals from foreign countries and changes in laws governing minimum wage requirements;

•       liability and other claims asserted against us, including the items discussed under “Business—Legal Proceedings”;

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

•       natural disasters and the continued impact of, or new occurrences of, terrorist attacks in the New York greater metropolitan area and any actions that may be taken by federal, state or municipal authorities in response to or in anticipation of such events and occurrences;

•       changes in levels of vendor rebates, allowances and related payment terms.

•       changes in timing of our acquisition of stores and prescription files and capital expenditure plans;

•       changes in real estate market conditions and our ability to continue to renew expiring leases or to secure suitable new store locations under acceptable lease terms;

•       our ability to successfully implement and manage new computer systems and technologies;

•       our ability to successfully manage the transition to our newly appointed President and Chief Executive Officer;

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

PART I

ITEM 1.                BUSINESS

The Acquisition

On July 30, 2004, the Acquisition of Duane Reade Inc. was completed by a group of investors, including Oak Hill Capital Partners, L.P. (“Oak Hill”), and members of our management team. As part of the Acquisition, Duane Reade Acquisition Corp., our wholly owned subsidiary, merged with and into Duane Reade Inc., with Duane Reade Inc. remaining as the surviving corporation.

As a result of the Acquisition, Duane Reade Inc.’s shares were delisted from the New York Stock Exchange, and we operate as a privately held company. Each share of Duane Reade Inc.’s common stock outstanding immediately prior to the Acquisition was converted into the right to receive $16.50 per share, without interest, in cash.

General

We are the largest drugstore chain in New York City, which is the largest drugstore market in the United States in terms of sales volume, representing approximately 5.4% of domestic U.S. drugstore sales. In 2005, we believe that we led the drugstore market in the New York metropolitan area in sales of both back-end (pharmacy) and front-end (non-pharmacy) categories. We have grown our market share from approximately 25% in 1999 to approximately 29% in 2005 in the New York metropolitan area, where we enjoy strong brand recognition. As of December 31, 2005, we operated 136 of our 251 stores in Manhattan’s high-traffic business and residential districts, representing over twice as many stores as our next largest competitor in Manhattan. In addition, at December 31, 2005, we operated 82 stores in New York’s densely populated outer boroughs and 33 stores in the surrounding New York and New Jersey suburbs, including the Hudson River communities of northeastern New Jersey. Since opening our first store in 1960, we have successfully executed a marketing and operating strategy tailored to the unique characteristics of New York City, the most densely populated major market in the United States. Sales of higher margin front-end items accounted for approximately 51.9% of our total sales in fiscal 2005, one of the highest ratios in the chain drug industry.

We enjoy strong brand name recognition in the New York greater metropolitan area, which we believe results from our many locations in high-traffic areas of New York City, attractive window graphics and displays, radio advertising and the approximately 87 million shopping bags with the distinctive Duane Reade logo that were given to our customers in 2005. According to a survey conducted in the New York metropolitan area, approximately 95% of the people who live in Manhattan have shopped at a Duane Reade store.

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

Despite the high costs of operating in the New York greater metropolitan area, our high volume stores generally allow us to effectively leverage occupancy costs, payroll and other store expenses. Our approximately 506,000 square foot primary distribution facility is centrally located in Maspeth, Queens, New York City. The facility is located within ten miles of approximately 85% of our stores, and none of our retail locations are more than approximately 50 miles from this facility. During fiscal 2003, we opened an additional approximately 165,000 square foot warehouse support facility in North Bergen, New Jersey that replaced 60,000 square feet of public warehouse space previously used by us. This support facility, which is used for seasonal and other slower-moving merchandise, enjoys similar proximity to most of our New York City locations while providing additional capacity and closer proximity to our expanding group of stores located in New Jersey. We believe that these two central locations result in our relatively low warehouse and distribution costs as a percentage of sales.

We have demonstrated our ability to successfully operate stores using a wide variety of store configurations and sizes. Rather than confine our stores to a single, standardized format, we successfully adapt our store design to a variety of sizes and configurations. We believe this strategy provides us with a competitive advantage, as many of our competitors target more standardized spaces, which are difficult to find in the New York greater metropolitan area. For example, our store sizes range from under 500 to 17,200 square feet, and we operate 46 bi-level stores. Our guiding principle in store selection has not been the shape of the space, but rather its strategic location in high-traffic areas in order to provide greater convenience to our customers.

As of December 31, 2005, we operated 251 stores, seven of which were opened during fiscal 2005. During fiscal 2004 and 2003, we opened 16 stores and 17 stores, respectively. We closed 11 stores in 2005, two stores in 2004 and four stores in 2003. Among the seven new stores we opened during 2005, four were in Manhattan and three were in the densely populated, nearby suburbs. As of December 31, 2005, approximately 54% of our stores were in Manhattan, 33% were in the outer boroughs of New York City and 13% were located outside New York City. At December 31, 2005, we occupied 1.7 million square feet of retail space, approximately 3% less than at the end of fiscal 2004. Approximately 47% of the stores we operated at December 31, 2005 had been opened since the beginning of fiscal 2000.

Duane Reade GP, a New York general partnership was founded in 1960, and its parent, Duane Reade, Inc. operated as a public company from February 1998 through the completion of the July 30, 2004 Acquisition by Oak Hill.

In March 2006, as part of an expansion and realignment of the senior management team that started in November 2005 with the replacement of our former Chairman and Chief Executive Officer, our recently appointed Chief Executive Officer Richard Dreiling announced a six-point strategic plan to transform the business and improve performance.  See “—Recent Developments.”

Where you can find additional information

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

The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room, located at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at which reports, proxy and information statements and other information regarding issuers that file electronically with the SEC are available. This website may be accessed at http://www.sec.gov.

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

In addition to a wide array of branded products, we also offer our own private label products. Private label products provide customers with high-quality, lower priced alternatives to brand name products, while generating higher gross profit margins than brand name products. These offerings also enhance our reputation as a value-oriented retailer. We currently offer in excess of 1,000 private label products, which, in fiscal 2005, accounted for approximately 7.9% of non-pharmacy sales. We believe that our strong brand image, reputation for quality and reliability in the New York City market, and our economies of scale in purchasing allow us to effectively manage an increasing assortment of private label goods that offer an alternative for increased value to the consumer with higher profitability than comparable branded products.

We offer next-day photofinishing services in all of our stores, and one-hour photofinishing services in 107 stores. We believe that photofinishing services contribute significantly to sales of other merchandise categories because of the customer traffic increases that result from the customer visiting a store twice, in order to drop off film or digital media and to pick up the processed photos. Our photofinishing business has recently experienced negative growth as the industry as a whole experiences declines in use of traditional technologies and as we have made the transition to digital photofinishing. Our digital photofinishing business may not grow as expected.

We complement our product offerings with additional customer services such as ATMs, sales of lottery tickets and money transfer services. We believe these services enhance our convenience image and promote stronger customer loyalty.

Pharmacy

Our pharmacy business is central to our customer identity and provides a critical link to our health and wellness business and sales in over-the-counter front-end products. While sales of prescription medications are expected to experience strong long-term growth trends attributable to an aging population, new drug discoveries, and increased use of quality of life prescription products, our pharmacy business in recent years has experienced slower growth due to increased penetration of mandatory mail order plans, recent adverse publicity surrounding certain high volume pain medications and conversion of some high volume prescription items to over-the counter status. Despite these recent adverse factors, increased prescription coverage through various private and government sponsored plans such as the recently implemented Medicare Part D program as well as the other favorable demographic trends mentioned above are expected to result in strong growth for all segments of this business. Our prescription drug sales, as reflected by same-store pharmacy sales, grew by 0.8% in 2005 as compared to 2004, and by 5.0% in 2004 compared to 2003. Sales of prescription drugs, including resales of certain retail inventory, represented 48.1% of total sales in 2005, compared to 51.0% of total sales in 2004 and 46.7% of total sales in 2003. The number of generic prescriptions filled represented 47.8% of total prescriptions filled in 2005, as compared to 42.3% of total prescriptions filled in 2004 and 40.3% of total prescriptions filled in 2003. The percentage of generic prescriptions dispensed increased by 5.5% in 2005, resulting in a reduction in the growth of pharmacy same-store sales by approximately 2.2%, but an increase in gross margin per prescription dispensed. The trend of increases in generic prescriptions filled is the result of several high volume branded drug patent expirations that have enabled the introduction of lower cost generic alternatives. We have also continued to emphasize the value of using lower cost generic products to our customers.

We believe that our extensive network of conveniently located stores, strong local market position, pricing policies and reputation for high quality healthcare products and services provide a competitive advantage in attracting pharmacy business from individual customers as well as managed care organizations, insurance companies, employers and other third party payers. The percentage of our total prescription drug sales covered by third party plans increased to approximately 92.7% in 2005, as compared to approximately 92.3% in 2004 and approximately 91.4% in 2003.

Gross margins on sales covered by third party plans are generally lower than other prescription drug sales because of the highly competitive nature of pricing for this business and the purchasing power of third party plans. During 2003, President Bush signed the Medicare Modernization Act, which created a new Medicare Part D benefit that expanded Medicare coverage of prescription drugs for senior citizens not participating in third party plans as well as for certain “dual eligible” senior citizens that were previously covered under state administered Medicaid plans. This new Medicare coverage took effect in 2006 and is expected to result in decreased pharmacy margins resulting from lower reimbursement rates than our current margins on prescriptions that are not subject to third party reimbursement. In June 2004, a temporary senior citizen prescription drug discount program furnished under this Medicare legislation was implemented as a means of providing limited benefits to senior citizens until the full Medicare program took effect in January 2006. This temporary program, which expires on May 15, 2006, has also resulted in lower pharmacy margins than those previously realized on prescriptions that were not subject to third party plan reimbursement. Based on our experience, we expect, over time, that increased utilization of prescription drugs by senior citizens participating in the new programs that previously were cash paying customers will offset the effect of lower margins on our revenues, although we are not certain this will occur. State Medicaid programs that provide prescription benefits to low income households and individuals have historically represented approximately 24.5% of our retail pharmacy sales. With the introduction of Medicare Part D coverage in January 2006, dual eligible customers transferred to the new Medicare program reduced Medicaid programs to approximately 17% of our retail pharmacy sales. The new Medicare Part D program currently represents approximately 10% of our retail prescription sales.

We believe that the higher volume of pharmacy sales to third party plan customers offsets these lower gross profit margins and allows us to leverage other fixed store operating expenses. In addition, we believe that increased third party plan sales generate additional general merchandise sales by increasing customer traffic in our stores. As of December 31, 2005, we had contracts with over 200 third party plans, including virtually all major third party plans in our market areas. During fiscal 2005, New York Medicaid, the largest third party payer, represented approximately 24.5% and 10.5% of our retail pharmacy and chain sales, respectively.

Medicaid reimbursement rates to drugstore providers are regulated under state administered programs. Over the last two years, a number of states experiencing budget deficits have moved to reduce Medicaid reimbursement rates to participating drugstore providers. In fiscal 2003 and again in fiscal 2004, New York State reduced Medicaid and Elderly Pharmaceutical Insurance Coverage (“EPIC”) prescription reimbursement rates, adversely impacting our pharmacy gross margins. New Jersey also reduced Medicaid reimbursement rates during 2003. New York State also increased co-payments by $1.00 per prescription for branded drugs and $0.50 per prescription for generics effective in 2005. Under the Medicaid guidelines, participating providers can not refuse to dispense prescriptions to Medicaid recipients who claim they do not have the means to pay the required co-payments. Most Medicaid recipients do in fact decline to make the co-payments, resulting in the requirement for the provider to absorb this cost. This resulted in lost reimbursements to us of approximately $1.4 million in fiscal 2005. For 2006, the New York State legislature may again consider additional reductions in Medicaid reimbursement rates to providers. In addition, legislation approved by Congress will reduce federal funding for state Medicaid programs adding additional pressure on state legislatures to further reduce state administered Medicaid provider reimbursement rates.

In an effort to offset some of the adverse pharmacy gross margin impacts from the trends discussed above, there has been an intensified effort on the part of retailers to support increased utilization of lower priced but higher margin generic prescriptions in place of branded medications. Improved generic utilization rates as well as a combination of direct purchases and contractual wholesaler purchases enabled us to achieve improved gross margins on pharmacy retail sales in 2005 compared with 2004.

The rate of growth in pharmacy sales declined during 2004 and 2005. This is attributable to a number of factors, including a decline in demand for hormonal replacement medications, increasing third party plan co-payments, negative publicity surrounding certain arthritis medications, conversion of certain prescription drugs to over-the-counter status and increased mail order and internet based penetration. These trends, along with the continued pressure on the part of third party plans to reduce reimbursement rates to participating providers, combined to reduce our overall profitability during 2004 and 2005.

In 1999, we launched our central fill facility, a service initiative aimed at improving customer service at our pharmacies and, we believe, the first of its kind in the chain drugstore industry. Our central fill facility, which receives orders via internet, phone or fax from customers and physicians, determines which prescriptions can be most efficiently filled centrally and forwards the balance to the local stores. The selected prescriptions are filled and then delivered to the appropriate store in advance of the scheduled pickup, thereby reducing waiting times during peak periods.

We believe the central fill facility has several distinct advantages. One such advantage is improved inventory management, as stores supported by the facility are able to reduce their on-hand quantities of higher cost, slower turning drugs. We believe this is a substantial advantage because a majority of available drugs are prescribed infrequently. The 1,000 most popular drugs sold by us account for more than 90% of all prescription purchases by our customers, with the remaining 1,500 accounting for less than 10%. We believe it is more efficient to keep less frequently requested inventory in a central location.

Dispensing accuracy can also be improved through the central fill facility because it permits the utilization of large, automated dispensing machines, which would be too expensive for use in individual stores. We believe the cost of filling prescriptions is reduced and customer service is enhanced because in-store pharmacy staff members have more time to handle prescriptions required on a more immediate basis, as well as to provide customer counseling. In December 2005, this facility serviced 139 of our stores and handled approximately 3,700 prescriptions per day, reflecting an increase of approximately 12.3% compared to the daily volume at the end of fiscal 2004.

Another important component of our pharmacy growth strategy is the continued acquisition of customer prescription files from independent pharmacies in market areas currently served by existing Duane Reade stores. In 2005, we purchased the prescription files of four pharmacies. When appropriate, we will retain the services of the corresponding pharmacist, whose personal relationship with the customers generally enhances the retention rate of customers associated with the purchased file. Given the large number of independent pharmacies in the New York greater metropolitan area, we believe that these stores present additional future acquisition opportunities.

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

We operate a pharmacy kiosk system that enables customers to interact with a pharmacist located at our central fill facility. These kiosks also contain a digital scanning device designed to transmit customers’ prescriptions to our central fill facility for processing and delivery to the customer’s store of choice or directly to the customer through our home delivery service. The kiosks are designed to reduce wait times while providing a more cost-effective means of servicing customers during peak activity periods. At December 31, 2005 there were approximately 72 kiosks in service, including 26 in our stores and 46 others operating in remote locations, including hospitals, physician’s offices, independent living facilities and major employers.

In addition, we recently installed an automated telephonic customer contact system to remind customers of refills and prescriptions awaiting pick-up at our stores.

Internet

In 1999, we launched an interactive website, www.duanereade.com, which customers may use to access company information, refill prescriptions and purchase over-the-counter medications as well as health and beauty care products and other non-pharmacy items. Internet-based purchases are available for both front-end and pharmacy products and can be delivered directly to the customer or made available at the customer’s store of choice for pickup. Our strategy has been to develop the website as an additional vehicle to deliver superior customer service, further supporting our strength as a “brick-and-mortar” retailer. While sales generated on the website to date have been immaterial to our business overall, we believe www.duanereade.com has better positioned us to mitigate some of the adverse impact of mail-order and internet-based pharmacy distributors.

Store Operations

Our stores range in size from under 500 to 17,200 square feet, with an average of 6,955 square feet per store as of December 31, 2005. Our stores are designed to facilitate customer movement and convenience. We believe that our shelf configurations allow customers to find merchandise easily and allows store managers, security guards, cashiers and stock clerks to effectively monitor customer behavior. We attempt to group merchandise logically in order to enable customers to locate items quickly and to stimulate impulse purchases.

We establish each store’s hours of operation in an attempt to best serve customer traffic patterns and purchasing habits and to optimize store labor productivity. Most stores in Manhattan’s business districts are generally open five days per week. In residential and certain business/shopping districts, stores are open six or seven days per week, with a heavy emphasis on convenient, early morning openings and late evening closings. At December 31, 2005, 56 of our stores were open 24 hours a day. We intend to continue to identify stores where we believe extended operating hours would improve customer service and convenience and contribute to our profitability. Many of our stores offer delivery services as an added customer convenience. Customers can arrange for delivery by phone, fax, internet or at the store. Each store is supervised by a store manager and one or more assistant store managers. Stores are supplied by deliveries from our primary warehouse located in Maspeth, Queens, New York City and, for certain seasonal items, from our secondary distribution facility located in North Bergen, New Jersey, from one to as many as five times per week based on their volume and size constraints. This delivery frequency allows the stores to maintain a high in-stock position, maximize utilization of store selling space and minimize the amount of inventory required to be kept in the stores.

Purchasing and Distribution

We purchase approximately 94% of our non-pharmacy merchandise directly from manufacturers. We distribute approximately 84% of our non-pharmacy merchandise through our warehouses and receive direct-to-store deliveries for approximately 16% of our non-pharmacy purchases. Direct-to-store deliveries are made primarily for greeting cards, photofinishing, convenience foods and beverages. In total, we purchase from over 1,000 vendors. We believe that there are ample sources of supply for the merchandise we currently sell, and that the loss of any one non-pharmacy supplier would not have a material effect on our business.

We generally purchase prescription medications under long-term supply agreements. Approximately 44% of our pharmacy inventory at December 31, 2005 was shipped directly to our stores on a consignment basis.

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

Advertising and Promotion

We regularly promote key items at reduced retail prices in print media during promotional periods. We distributed nearly 87 million bags with the highly recognizable Duane Reade logo in 2005, helping to promote our name throughout the New York greater metropolitan area. We also employ radio advertising that focuses on our convenient locations and timely seasonal promotions.

In November 1999, we launched the Dollar Rewards Club, the first major chain-wide “loyalty card” in the drugstore industry, to provide frequent shoppers with discounts. Membership currently exceeds 4.8 million members. Our recent statistics indicate that the average Dollar Rewards card member spends approximately 40% more per visit than does a non-member. The Dollar Rewards Club promotional offerings were expanded during the first quarter of 2005 to include an ongoing program of customer awards based on the dollar value of purchases. This new program further strengthened the Dollar Rewards Club impact by stimulating more frequent customer visitations. The loyalty card also enables us to tailor many of our promotions to the needs of these more frequent shoppers. Members of the Dollar Rewards Club may use their loyalty cards when making purchases through our website, www.duanereade.com.

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

We utilize a fully automated computer-assisted merchandise replenishment system for store front-end orders sourced through our distribution centers. This system uses item-specific and store-specific sales history to produce “suggested” orders for each store, which can be accepted or modified by the stores before being released to the distribution centers. During 2005, we introduced a new computer assisted ordering system in the pharmacy portion of our business, that will be further enhanced during 2006.

We use radio frequency hand held scanning devices to communicate directly with our central processor located at our headquarters facility and permit real-time updates of adjustments to on-hand quantities in our perpetual inventory system. These devices are also used to support inventory ordering, transfers, price changes and direct store deliveries. We utilize a chain-wide specific item cost-based inventory tracking and valuation system. We believe this system provides improved controls over inventory management and shrink-related losses, and an in-store shelf labeling system designed to improve pricing accuracy, upgrade our ability to communicate item prices to our customers and reduce the costs associated with processing weekly price changes.

Competition

Our stores compete on the basis of convenience of location and store layout, product mix, selection, customer service and price. The New York City drugstore market is highly fragmented due to the complexities and costs of doing business in the most densely populated area of the country. We believe the diverse labor pool, local customer needs and complex real estate market in New York City all favor regional chains that are familiar with the market. We tailor our store format to meet all of these requirements, which has proven successful in the business and residential neighborhoods of Manhattan, as well as the outer boroughs and surrounding areas.

Our primary competition comes from over 700 independent pharmacies located in New York City, as well as stores operated by major drugstore chains including CVS, Rite Aid, Eckerd and Walgreens. We believe that we have significant competitive advantages over independent drugstores in New York City. These include purchasing economies of scale, two strategically located warehouses that minimize store inventory and maximize selling space, a broad line of in-stock, brand name merchandise, the ability to offer a broad range of value-oriented private label products and a convenient store format. Against major drug chain competition, we enjoy the advantages of strategically located warehouses, a larger number of convenient locations and greater experience operating stores in the New York greater metropolitan area.

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

Drugstore chains have increased their market share from 40.0% of prescription sales in 1996 to approximately 48.7% in 2005, while mail-order market share has increased from approximately 12.0% in 1996 to approximately 20.2% in 2005, predominantly at the expense of independent drug retailers. We expect the increase in market share for mail-order to continue, which will continue to restrain growth for market participants and cause negative pricing pressure. While mail-order market shares are expected to continue to increase, we believe that the use of mail-order is limited due to the time delay associated with mail-order sales, which limits the ability of customers to use this channel to obtain drugs to treat acute conditions. Approximately 45% of our new prescriptions are for acute cases. Further, we believe the cost savings associated with mail-order prescriptions are generally achieved through large volume orders, and typically orders of less than a 90-day supply will cost the same or more than a retail purchase due to shipping costs.

Government Regulation

Our business is subject to extensive federal, state and local regulations. These regulations cover required qualifications, day to day operations, reimbursement and documentation of activities. We continuously monitor the effects of regulatory activity on our pharmacy and non-pharmacy related operations.

Licensure and Registration Laws

New York and New Jersey require that companies operating a pharmacy within the state be licensed by the state board of pharmacy. We currently have pharmacy licenses for each pharmacy we operate in New York and New Jersey including our central fill facility. The central fill facility is separately licensed by the New York State Board of Pharmacy. In addition, our pharmacies are required to be registered with state and federal authorities under statutes governing the regulation of controlled substances. Pharmacists who provide services on our behalf are required to obtain and maintain professional licenses and are subject to state regulations regarding professional standards of conduct. Each of our pharmacists located in New York is required to be licensed by the State of New York. The State of New Jersey requires the pharmacists employed at our stores in New Jersey to be licensed.

Medicare and Medicaid

The pharmacy business operates under regulatory and cost containment pressures from federal and state legislation primarily affecting Medicaid and, to a lesser extent, Medicare.

We receive reimbursement from government sponsored third party plans, including Medicaid and Medicare, non-government third party plans such as managed care organizations and also directly from individuals (i.e. private-pay). For the 2005 fiscal year, our pharmacy payer mix, as a percentage of total prescription sales, was approximately 68% managed care organizations, 25% Medicaid/Medicare and 7% private-pay. Pricing for private-pay patients is based on prevailing regional market rates. However, federal laws and regulations contain a variety of requirements relating to the reimbursement and furnishing of prescription drugs under Medicaid. First, states are given authority, subject to applicable standards, to limit or specify conditions for the coverage of some drugs. Second, as discussed below, federal Medicaid law establishes standards for pharmacy practice, including patient counseling and drug utilization review. Third, federal regulations impose reimbursement requirements for prescription drugs furnished to Medicaid beneficiaries. Prescription drug benefits under Medicare will be paid pursuant to the recently effective Medicare Prescription Drug Improvement and Modernization Act of 2003 (P.L. 108-173), or the

Medicare Modernization Act which created the Medicare Part D benefit that became effective on January 1, 2006. The effect of the Medicare Modernization Act and the Medicare Part D benefit on our business is uncertain at this time. In addition to requirements mandated by federal law, individual states have substantial discretion in determining administrative, coverage, eligibility and reimbursement policies under their respective state Medicaid programs that may affect our pharmacy operations.

The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, executive orders and freezes and funding restrictions, all of which may significantly impact our pharmacy operations. We cannot assure you that payments for pharmaceuticals under the Medicare and Medicaid programs will continue to be based on current methodologies or even remain similar to present levels. We may be subject to rate reductions as a result of federal or state budgetary constraints or other legislative changes related to the Medicare and Medicaid programs including, but not limited to, the Medicare Part D drug benefit. In fiscal 2003 and again in fiscal 2004, New York State reduced Medicaid and EPIC prescription reimbursement rates, adversely impacting our pharmacy gross margins. New Jersey also reduced Medicaid reimbursement rates during 2003. As of August 1, 2005, co-payments for New York Medicaid recipients were increased by $1.00 per prescription for branded drugs and $0.50 per prescription for generic drugs.

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

Moreover, private individuals may bring qui tam, or “whistle blower,” suits under the False Claims Act, and may receive a portion of amounts recovered on behalf of the federal government. Such actions must be filed under seal pending their review by the Department of Justice. Penalties of between $5,500 and $11,000 and treble damages may be imposed for each violation of the FCA. Several federal district courts have held that the False Claims Act may apply to claims for reimbursement when an underlying service was delivered in violation of other laws or regulations, including the anti-kickback statute.

In addition to the False Claims Act, the federal government has other civil and criminal statutes, which may be utilized if the government suspects that we have submitted false claims. Criminal provisions that are similar to the False Claims Act provide that if a corporation is convicted of presenting a claim or making a statement that it knows to be false, fictitious or fraudulent to any federal agency, it may be fined not more than twice any pecuniary gain to the corporation, or, in the alternative, no more than $500,000 per offense. Many states also have similar false claims statutes that impose liability for the types of acts prohibited by the FCA, and bills for state false claims laws similar to the federal FCA have been introduced in the New York State Assembly. The New Jersey Health Care Claims Fraud Act (N.J.S.A. 2C:21-4.2, et seq.) prohibits the filing of false or misleading claims for payment for health care services and imposes penalties including imprisonment and fines of five times the amount of the claim or more. Finally, the submission of false claims may result in termination of our participation in federal or state healthcare programs. Members of management and persons who actively participate in the submission of false claims can also be excluded from participation in federal healthcare programs.

We believe that we have sufficient procedures in place to provide for the accurate completion of claim forms and requests for payment. Nonetheless, given the complexities of the Medicare and Medicaid programs, we may code or bill in error, and such claims for payment may be treated as false claims by the enforcing agency or a private litigant.

Drug Utilization Review

The Omnibus Budget Reconciliation Act of 1990, or OBRA 90, establishes a number of regulations regarding state Medicaid prescription drug benefits. Although OBRA 90 primarily focuses on drug manufacturers’ obligations to provide drug rebates under state Medicaid programs, it also requires states to create drug utilization review, or DUR, requirements in order to combat fraud, abuse, gross overuse, inappropriate or medically unnecessary care as well as to educate patients about potential adverse reactions. DUR requires pharmacists to discuss with patients relevant information in connection with dispensing drugs to patients. This information may include the name and description of the medication, route and dosage form of the drug therapy, special directions and precautions for patients, side effects, storage, refill and what a patient should do upon a missed dosage. Under DUR requirements, pharmacists are also required to make a reasonable effort to obtain the patient’s identification information, medical and drug reaction history and to keep notes relevant to an individual’s drug therapy. We believe our pharmacists provide the required drug use consultation with our customers.

Healthcare Information Practices

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, sets forth standards for electronic transactions; unique provider, employer, health plan and patient identifiers; security and electronic signatures as well as privacy protections relating to the exchange of individually identifiable health information. The Department of Health and Human Services, or DHHS, has released several rules mandating compliance with the standards set forth under HIPAA. We believe our pharmacies achieved compliance with DHHS’s standards governing the privacy of individually identifiable health information that became effective on April 14, 2003 and DHHS’s standards governing the security of electronically stored health information that became effective on April 20, 2005. In addition, we have implemented the uniform standards governing common healthcare transactions by the required compliance date of October 16, 2003. Finally, management has taken or will take all necessary steps to achieve compliance with other HIPAA rules as applicable, including the standard unique employer identifier rule, the standard health care provider identifier rule and the enforcement rule.

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

In addition to the HIPAA restrictions relating to the exchange of healthcare information, individual states have adopted laws protecting the confidentiality of patient information which impact the manner in which pharmacy records are maintained. Violation of patient confidentiality rights under common law, state law or federal law could give rise to damages, penalties, civil or criminal fines and/or injunctive relief. We believe that our pharmacy operations and prescription file-buying program are in compliance with federal and state privacy protections. However, an enforcement agency or court may find a violation of state or federal privacy protections arising from our pharmacy operations or our prescription file-buying program.

Healthcare Reform and Federal Budget Legislation

In recent years, Congress has passed a number of federal laws that have created major changes in the healthcare system. In December 2000, the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000, or BIPA, was signed into law. Generally, BIPA addressed attempts to modify the calculation of average wholesale prices of drugs, or AWPs, upon which Medicare and Medicaid pharmacy reimbursement has been based. The federal government has been actively investigating whether pharmaceutical manufacturers have been improperly manipulating average wholesale prices, and several pharmaceutical manufacturers have paid significant civil and criminal penalties to resolve litigation relating to allegedly improper practices affecting AWP.

In response to BIPA and other criticisms of AWP pricing methodologies, the recently enacted Medicare Modernization Act described above contains a number of drug pricing reforms, some of which were effective January 1, 2004. The new Medicare Part D drug benefit went into effect on January 1, 2006. Prior to January 1, 2006, Medicare beneficiaries were able to receive some assistance with their prescription drug costs through a prescription drug discount card program which began in June, 2004. This discount card program gave enrollees access to negotiated discount prices for prescription drugs.

On January 28, 2005, the Centers for Medicare and Medicaid Services, or CMS, published a final rule to implement the Medicare Part D drug benefit. Under the Medicare Part D drug benefit, Medicare beneficiaries are able to enroll in prescription drug plans offered by private entities or, to the extent private entities fail to offer a plan in a given area, through a government contractor. Medicare Part D prescription drug plans include both plans providing the drug benefit on a stand alone basis and Medicare Advantage plans that provide drug coverage as a supplement to an existing medical benefit under the applicable

Medicare Advantage plan. Pursuant to the CMS final rule, we will be reimbursed for drugs that we provide to enrollees of a given Medicare Part D prescription drug plan in accordance with the terms of the agreements negotiated between the Medicare Part D plan and us. We accept most Medicare Part D plans in our market areas. The amount of reimbursement to us under Medicare Part D plans is less than the amount under New York and New Jersey state Medicaid, and generally less than traditional nongovernmental third-party plans.

CMS is continuing to issue subregulatory guidances on many additional aspects of the CMS final rule. We are monitoring these government pronouncements and statements of guidance and we cannot predict at this time the ultimate effect of the CMS final rule or other potential developments relating to its implementation on our business or results of operations.

Beginning January 1, 2005, many drugs have been reimbursed under new pricing methodologies. Although reporting obligations that currently arise under the AWP system and Medicaid Best Price statutes are imposed on pharmaceutical manufacturers, current and future changes in pricing methodologies may affect reimbursement rates, pharmaceutical marketing practices and the offering of discounts and incentives to purchasers, including retail pharmacies, in ways that are uncertain at this time.

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

Non-Healthcare Licenses

We have been granted cigarette tax stamping licenses from the State of New York and the City of New York, which permit us to buy cigarettes directly from the manufacturers and stamp the cigarettes ourselves. Our stores possess cigarette tax retail dealer licenses issued by the State of New York, the City of New York and the State of New Jersey. In addition, a number of our stores possess beer licenses and food licenses issued by the State of New York. We seek to comply with all of these licensing and registration requirements and continue to actively monitor our compliance. By virtue of these license and registration requirements, we are obligated to observe certain rules and regulations, and a violation of these rules and regulations could result in suspension or revocation of one or more licenses or registrations and/or the imposition of monetary penalties or fines.

Minimum Wage Requirements

We are also impacted by recent legislation in states to increase the minimum hourly wages. New York State increased the minimum hourly wage from $5.15 to $6.00 on January 1, 2005 and again to $6.75 on January 1, 2006, and has approved a further increase to $7.15 on January 1, 2007. New Jersey increased the minimum hourly wage from $5.15 to $6.15 on October 1, 2005, and has approved a further increase to $7.15 on October 1, 2006. While these increases will impact our cost of labor, we believe we can offset a significant portion of these cost increases through initiatives designed to further improve our labor efficiency.

Employees

As of December 31, 2005, we had approximately 6,100 employees, 80% of whom were full time. Unions represent approximately 4,400 of our employees. Non-union employees include employees at corporate headquarters, store and warehouse management and most part-time employees, as well as approximately 40% of our store pharmacists. The distribution facility employees are represented by the International Brotherhood of Teamsters, Chauffeurs and Warehousemen and Helpers of America, Local 210. Our three year contract with this union expires on August 31, 2008. Employees in 139 stores are represented by the Allied Trades Council, or the ATC, and employees in 112 other stores are represented by Local 340A New York Joint Board, UNITE AFL CIO, or UNITE. On August 31, 2001, our collective bargaining agreement with the ATC expired after we were unable to reach agreement with the ATC on terms for a successor agreement. The ATC unsuccessfully attempted to strike at some of our stores, but our employees remained at work at all times and have been working under the terms of our December 6, 2001 implemented contract with the ATC, which expired on August 31, 2004. We are a respondent in a National Labor Relations Board, or NLRB, administrative proceeding regarding a dispute with the ATC over whether a negotiating impasse was reached between us and the ATC. On February 18, 2004, an Administrative Law Judge, or ALJ, who had reviewed various matters related to this proceeding issued a decision and related recommendation, which concluded that the parties were not at impasse. The remedies recommended by the ALJ included, among other things, a requirement for us to make our employees whole by reimbursing them for expenses ensuing from the failure to make contributions to the union funds and to make such funds whole, plus interest. This recommendation was adopted by a three-member panel of the NLRB on September 15, 2004. We have appealed the NLRB’s determination and have been in settlement discussions regarding the resolution of all outstanding disputes. See Item 3 “Legal Proceedings”. A new agreement with UNITE was completed on November 22, 2004 and expired on March 31, 2005. The parties have agreed to an extension of this contract through September 30, 2005 and continue to negotiate a successor contract.

Intellectual Property

We hold a number of registered and unregistered trademarks.  Trademarks we have registered in the United States Trademark Office include the name “Duane Reade;” the distinctive “DR” logo; “DR Express,” and its associated logo; “Christmas in New York;” “Mayfair Chemists;” “Fifth Avenue Preferred;” “Color for the City;” and “Apt. 5,” and its associated logo.  We have applications currently pending before the United States Trademark Office to register our trademarks “Performance Script Network,” “New York’s Most Rewarding Drugstore,” and “DR Home Healthcare,” along with its associated logo.  We believe that we have developed strong brand awareness within the New York City area for the Duane Reade trademark and other trademarks owned by the Company.  We regard the Duane Reade name and logo, as well as our other trademarks, as valuable assets.  In September of 1998, we acquired twenty-nine Rock Bottom stores, which we converted to the Duane Reade format in the 1999 fiscal year.  In addition, in connection with the Rock Bottom acquisition, we acquired the “RockBottom” name and the “RockBottom” logo, each of which are registered trademarks.

In 2003, we filed a patent application for our pharmacy kiosk.  We currently have a “patent pending” status on our pharmacy kiosk invention.

Recent Developments

In March 2006, our recently appointed Chief Executive Officer Richard Dreiling announced a six-point strategic plan to transform the business and improve performance.  The plan addresses driving growth in front-end and pharmacy sales through improved customer service, transformation of store appearance, changing product selection and strengthening the Dollar Rewards program; creating front-end margin improvements through reduced shrink rates, improved promotional effectiveness and increasing the level of private label offerings; improving operating efficiencies and optimizing cost structure through managing expenses; reducing litigation cost and management burden; addressing underperforming stores as early as possible to reduce the risk and costs associated with closing additional stores; and optimizing working capital through inventory reductions.  In 2005, we already incurred $3.6 million of consulting expenses associated with a number of operational initiatives designed to improve sales and margins, reduce inventory shrink losses and improve working capital management.

ITEM 1A.        Risk Factors

The following risk factors should be read carefully in connection with evaluating us and this annual report on Form 10-K. Certain statements in this “Risk Factors” section are forward-looking statements. See “Forward-Looking Statements” above.

Risks Related to Our Business

We face a high level of competition in our markets.

We operate in highly competitive markets. In the New York greater metropolitan area, we compete against national, regional and local drugstore chains, discount drugstores, supermarkets, combination food and drugstores, discount general merchandise stores, mass merchandisers, independent drugstores and local merchants. Major chain competitors in the New York greater metropolitan area include CVS, Rite Aid, Eckerd and Walgreens. In addition, other chain stores may enter the New York greater metropolitan area and become significant competitors in the future. Many of our competitors have greater financial and other resources than we do. Currently, we have the largest market share in the New York metropolitan area compared to our competitors in the drugstore business. If any of our current competitors, or new competitors, were to devote significant resources to enhancing or establishing an increased presence in the New York greater metropolitan area, they could make it difficult for us to maintain or grow our market share or maintain our margins, and our advertising and promotional costs could increase. Over the past several years, our photofinishing business has experienced significant negative growth as the industry as a whole experiences declines in use of traditional technologies and as we have made the transition to digital photofinishing. Our digital photofinishing business may not grow as expected. As a result, our business and prospects could suffer. This competition could materially adversely affect our results of operations and financial condition in the future. In addition to competition from the drugstore chains named above, our pharmacy business also competes with hospitals, health maintenance organizations and Canadian imports.

Another adverse trend for drugstore retailing has been the rapid growth in mail-order and internet-based prescription processors. These prescription distribution methods have grown in market share relative to drugstores as a result of the rapid rise in drug costs experienced in recent years. Mail-order prescription distribution methods are perceived by employers and insurers as being less costly than traditional distribution methods and are being mandated by an increasing number of third party pharmacy benefit managers, many of which also own and manage mail-order distribution operations as well as a growing number of employers and unions. In addition to these forms of mail-order distribution, there have also been an increasing number of internet-based prescription distributors that specialize in offering certain high demand lifestyle drugs at deeply discounted prices. A number of these internet-based distributors operate illicitly and outside the reach of regulations that govern legitimate drug retailers. Competition from Canadian imports has also created volume and pricing pressure. Imports from foreign countries may increase further if recently introduced legislation seeking to legalize the importation of drugs from Canada and other countries is eventually enacted. These alternate distribution channels have acted to restrain the rate of sales growth for traditional chain drug retailers in the last few years.

We operate in a concentrated region and, as a result, our business is significantly influenced by the economic conditions and other characteristics of the New York greater metropolitan area.

Substantially all of our stores are located in the New York greater metropolitan area. As a result, we are sensitive to, and our success will be substantially affected by, economic conditions and other factors affecting this region, such as the regulatory environment, the cost of energy, real estate, insurance, taxes and rent, weather, demographics, the availability of labor, and geopolitical factors such as terrorism. We cannot predict economic conditions in this region. During the 1990s, the New York City economy grew substantially, and our business benefited from this high rate of economic growth. As a result of the economic recession and the terrorist attack on the World Trade Center in September 2001, however, the New York City economy was materially adversely affected. Recent improvements in the New York City economy may not continue or impact our business favorably. During a downturn in New York’s economic conditions, our revenues and profitability could be materially adversely affected because of, among other things, a reduction in the size of the workforce in the New York greater metropolitan area, reduced income levels, a resulting increase in shrink or a decline in population growth. Because most of our stores are located in the highly urbanized areas throughout New York City and the surrounding metropolitan area, our stores experience a higher rate of shrink than our national competitors. In addition, our front-end sales have been negatively affected by declining tobacco sales in metro New York City, which has experienced increased restrictions on smoking in public places along with higher taxes on tobacco products. Our revenues and profitability were adversely affected by the August 2003 power blackout that affected the New York greater metropolitan area and by significant non-recurring increases in real estate taxes and insurance costs. In addition, our results were negatively impacted during the summer of 2004 by the Republican National Convention and related disruptions and the heightened security and terrorist alerts during the weeks leading up to the Convention. In 2005, our results were negatively affected by increased labor costs associated with the ongoing shortage of pharmacists in the New York City metropolitan area and increases in New York state and to a lesser extent New Jersey state minimum wage rates. Any other unforeseen events or circumstances that affect the area could also materially adversely affect our revenues and profitability.

We require a significant amount of cash flow from operations and third party financing to pay our indebtedness, to execute our business plan and to fund our other liquidity needs.

We may not be able to generate sufficient cash flow from operations, our suppliers may not continue to extend us normal trade payments terms, and future borrowings may not be available to us under the amended asset-based revolving loan facility or otherwise in an amount we will need to pay our indebtedness, to execute our business plan or to fund our other liquidity needs. We expect to spend approximately $31.0 million in 2006 on capital expenditures, lease acquisitions, pharmacy customer file acquisitions and other costs. We also require working capital to support inventory for our existing stores. In addition, we may need to refinance some or all of our indebtedness, including indebtedness under the amended asset-based revolving loan facility, the senior subordinated notes and these notes, at or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. Failure to generate or raise sufficient funds may require us to modify, delay or abandon some of our future business initiatives or expenditure plans.

Our operations are subject to trends in the healthcare industry.

Pharmacy sales, which are lower-margin than front-end sales, represent a significant percentage of our total sales. Pharmacy sales, including resales of certain retail inventory, accounted for approximately 48.1% of total sales in the fiscal year ended December 31, 2005, approximately 51.0% of total sales in the fiscal year ended December 25, 2004 and approximately 46.7% of our total sales for the fiscal year ended December 27, 2003. Pharmacy sales not only have lower margins than non-pharmacy sales but are also subject to increasing margin pressure, as managed care organizations, insurance companies, government funded programs, employers and other third party payers, which collectively we call third party plans, have become prevalent in the New York greater metropolitan area and as these plans continue to seek cost containment. Also, any substantial delays in reimbursement, significant reduction in coverage or payment rates from third party plans may have a material, adverse effect on our business. In addition, an increasing number of employers are now requiring participants in their plans to obtain some of their prescription drugs, especially those for non-acute conditions, through mail-order providers. These factors and other factors related to pharmacy sales described below had a negative impact on our pharmacy sales in fiscal 2005 and could continue to have a negative impact in the future. See “—We face a high level of competition in our markets.” Sales to third party prescription plans represented 92.7% of our prescription sales for the fiscal year ended December 31, 2005, 92.3% of our prescription sales for the fiscal year ended December 25, 2004 and 91.4% of our prescription sales for the fiscal year ended December 27, 2003. In addition, our results may be affected adversely by recently enacted Medicare legislation. See “—Changes in reimbursement levels for prescription drugs continue to reduce our margins on pharmacy sales and could have a material, adverse effect on our overall performance.”

The continued conversion of various prescription drugs to over-the-counter medications may materially reduce our pharmacy sales and customers may seek to purchase such medications at non-pharmacy stores. Also, if the rate at which new prescription drugs become available slows or if new prescription drugs that are introduced into the market fail to achieve popularity, our pharmacy sales may be adversely affected. The withdrawal of certain drugs from the market or concerns about the safety or effectiveness of certain drugs or negative publicity surrounding certain categories of drugs may also have a negative effect on our pharmacy sales or may cause shifts in our pharmacy or front-end product mix. For example, growth in late 2004 and 2005 was slowed by the negative publicity surrounding certain arthritis medications and other high-volume drugs, which adversely affected pharmacy sales.

Healthcare reform and enforcement initiatives of federal and state governments may also affect our revenues from prescription drug sales. These initiatives include:

•       proposals designed to significantly reduce spending on Medicare, Medicaid and other government programs;

•       changes in programs providing for reimbursement for the cost of prescription drugs by third party plans;

•       the Medicare Modernization Act;

•       increased scrutiny of, and litigation relating to, prescription drug manufacturers’ pricing and marketing practices; and

•       regulatory changes relating to the approval process for prescription drugs.

These initiatives could lead to the enactment of, or changes to, federal regulations and state regulations in New York and New Jersey that could adversely impact our prescription drug sales and, accordingly, our results of operations. It is uncertain at this time what additional healthcare reform initiatives, if any, will be implemented, or whether there will be other changes in the administration of governmental healthcare programs or interpretations of governmental policies or other changes affecting the healthcare system. Future healthcare or budget legislation or other changes, including those referenced above, may materially adversely impact our pharmacy business.

Changes in reimbursement levels for certain prescription drugs continue to reduce our margins on pharmacy sales and could have a material, adverse effect on our overall performance.

During the fiscal year ended December 31, 2005, the fiscal year ended December 25, 2004 and the fiscal year ended December 27, 2003, we were wholly or partially reimbursed by third party plans for approximately 92.7%, 92.3% and 91.4% of the prescription drugs that we sold, respectively. The percentage of prescription sales reimbursed by third party plans has been increasing, and we expect that percentage to continue to increase. Prescription sales reimbursed by third party plans, including Medicare and Medicaid plans, have lower gross margins than other pharmacy sales. Third party plans may not increase reimbursement rates sufficiently to offset expected increases in prescription acquisition costs, thereby reducing our margins and adversely affecting our profitability. In addition, continued increases in co-payments by third party plans may result in decreases in drug usage.

In particular, Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective reimbursement rate adjustments, administrative rulings, executive orders and freezes and funding restrictions, all of which may significantly impact our pharmacy operations. For the 2005 fiscal year, approximately 25% of our total prescription sales were paid for by Medicaid or Medicare. Over the last several years, a number of states experiencing budget deficits have moved to reduce Medicaid prescription reimbursement rates. In fiscal 2004 and again in fiscal 2005, New York State reduced Medicaid and Elderly Pharmaceutical Insurance Coverage (EPIC) prescription reimbursement rates, adversely impacting our pharmacy gross margins. New Jersey also reduced Medicaid reimbursement rates during 2003. New York State also increased co-payments by $1.00 per prescription for branded drugs and $0.50 per prescription for generics effective in 2005.

During 2003, President Bush signed the Medicare Modernization Act, which created a new Medicare Part D benefit that expanded Medicare coverage of prescription drugs for senior citizens not participating in third party plans as well as for certain “dual eligible” senior citizens that were previously covered under state administered Medicaid plans. This new Medicare coverage took effect in January 2006 and is expected to result in decreased pharmacy margins resulting from lower reimbursement rates than our current margins on prescriptions that are not subject to third party reimbursement.

If we fail to comply with all of the government regulations that apply to our business, we could incur substantial reimbursement obligations, damages, penalties, injunctive relief and/or exclusion from participation in federal or state healthcare programs.

Our pharmacy operations are subject to a variety of complex federal, state and local government laws and regulations, including federal and state civil fraud, anti-kickback and other laws. We endeavor to structure all of our relationships to comply with these laws. However, if any of our operations are found to violate these or other government regulations, we could suffer severe penalties, including suspension of payments from government programs; loss of required government certifications; loss of authorizations to participate in or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; loss of licenses; significant fines or monetary penalties for anti-kickback law violations, submission of false claims or other failures to meet reimbursement program requirements.

Federal and state laws that require our pharmacists to offer counseling, without additional charge, to their customers about medication, dosage, delivery systems, common side effects and other information the pharmacists deem significant can impact our business. Our pharmacists may also have a duty to warn customers regarding any potential negative effects of a prescription drug if the warning could reduce or negate these effects. Violations of federal, state, and common law privacy protections could give rise to significant damages, penalties, and/or injunctive relief. Additionally, we are subject to federal and state regulations relating to our pharmacy operations, including purchasing, storing and dispensing of controlled substances. Laws governing our employee relations, including minimum wage requirements, overtime and working conditions also impact our business. Increases in the federal minimum wage rate, employee benefit costs or other costs associated with employees could significantly increase our cost of operations, which could materially adversely affect our level of profitability.

Changes in our effective tax rate could adversely affect our results of operations and cash flow.

Our effective tax rate, which was 22.7% for the fiscal year ended December 31, 2005 and 38.8% for the successor period from July 31, 2004 through December 25, 2004, has been and is expected to continue to be a major factor in the determination of our profitability and cash flow. As such, a significant shift in the relative sources of our earnings, or changes in tax rules or interpretations, could have a material, adverse effect on our results of operations and cash flow.

A New York State Tax Appeal decision in a matter involving another company may have an adverse impact upon our New York State Franchise Tax filings from years 1999 through 2002. This matter relates to the required combination of affiliated subsidiaries in recognizing royalty fee and related income for intangible property. The application of the decision to us is subject to interpretation in light of our specific facts and circumstances. The outcome of this matter, and the resulting amount, if any, of additional income tax expense (which could be material) cannot be determined by us at this time.

We could be materially and adversely affected if either of our distribution centers is shut down.

We operate two centralized distribution centers, one in Queens, New York and the other in North Bergen, New Jersey. We ship nearly all of our non-pharmacy products to our stores through our distribution centers. If either of our distribution centers is destroyed or shut down for any other reason, including because of weather or labor issues, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores during the time it takes for us to reopen or replace the centers. We maintain business interruption insurance to protect us from the costs relating to matters such as a shutdown, but our insurance may not be sufficient, or the insurance proceeds may not be timely paid to us, in the event of a shutdown.

We rely on a primary supplier of pharmaceutical products to sell products to us on satisfactory terms. A disruption in our relationship with this supplier could have a material, adverse effect on our business.

We are party to multi-year, merchandise supply agreements in the normal course of business. The largest of these is with AmerisourceBergen, our primary pharmaceutical supplier, which supplied approximately 82.5% and 77.7% of our pharmaceutical products in the fiscal years ended December 31, 2005 and December 25, 2004, respectively. Although it is the opinion of management that if any of these agreements were terminated or if any contracting party was to experience events precluding fulfillment of its obligations, we would be able to find a suitable alternative supplier, we may not be able to do so without significant disruption to our business. This could take a significant amount of time and result in a loss of customers.

We may be unable to attract, hire and retain qualified pharmacists, which could harm our business.

As our business expands, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified pharmacists. Our industry is experiencing an ongoing shortage of licensed pharmacists. There have also been recent market dislocations in this area; as a result competition for qualified pharmacists and other pharmacy professionals has been especially strong, resulting in higher salaries, which we have recently matched by raising the salaries of our pharmacists. Although we generally have been able to meet our pharmacist staffing requirements in the past, our inability to do so in the future at costs that are favorable to us, or at all, could negatively impact our revenue, and our customers could experience lower levels of customer care.

Most of our employees are covered by collective bargaining agreements. A failure to negotiate new agreements when the existing agreements terminate could disrupt our business. In addition, we are a party to a National Labor Relations Board administrative proceeding regarding a dispute with one of our unions.

As of December 31, 2005, we had approximately 6,100 employees, 80% of whom were full-time. Unions represent approximately 4,400 of our employees. Non-union employees include employees at corporate headquarters, store and warehouse management and most part-time employees, as well as approximately 40% of our store pharmacists. The distribution facility employees are represented by the International Brotherhood of Teamsters, Chauffeurs and Warehousemen and Helpers of America, Local 210. Our three-year contract with this union expired on August 31, 2005. Effective September 1, 2005, Duane Reade and Local 210 agreed on a successor collective bargaining agreement which will expire on August 31, 2008. Local 210 represents approximately 300 employees in our Maspeth, New York and North Bergen, New Jersey warehouse facilities. Employees in some stores are represented by the Allied Trades Council, or ATC, and other stores are represented by Local 340A New York Joint Board, UNITE AFL-CIO, or UNITE.

On August 31, 2001, our collective bargaining agreement with the ATC expired after we were unable to reach agreement with the ATC on terms for a successor agreement. The ATC unsuccessfully attempted to strike at some of our stores, but our employees remained at work at all times and have been working under the terms of our December 6, 2001 implemented contract with the ATC, which expired on August 31, 2004. We are a respondent in a National Labor Relations Board, or NLRB, administrative proceeding regarding a dispute with the ATC over whether a negotiating impasse was reached between us and the ATC. On February 18, 2004, an Administrative Law Judge, or ALJ, who had reviewed various matters related to this proceeding issued a decision and related recommendation, which concluded that the parties were not at impasse. The remedies recommended by the ALJ included, among other things, a requirement for us to make our employees whole by reimbursing them for expenses ensuing from the failure to make contributions to the union funds and to make such funds whole, plus interest. This recommendation was adopted by a three-member panel of the NLRB on September 15, 2004. We have appealed the NLRB’s determination and have been in settlement discussions regarding the resolution of all outstanding disputes. While it is our belief that the final financial outcome of this litigation cannot be determined at this time, in accordance with the provisions of Statement of Financial Accounting Standard No. 5, which addresses contingencies, we have recorded non-cash pre-tax charges of $4.4 million in the year ended December 31, 2005, $1.8 million in the period from July 31, 2004 through December 25, 2004, $2.6 million in the period from December 28, 2003 through July 30, 2004 and $12.6 million in the year ended December 27, 2003. While this represents our current best estimate of the loss that would result upon application of the NLRB’s decision, we believe that, as of December 31, 2005, the actual range of loss in this matter could be from $0, if the NLRB’s decision is not enforced at all by the Circuit Court of Appeals, to approximately $49 million, if the NLRB’s decision is not modified to provide for an offset. Until such time as further legal developments warrant a change in the application of this accounting standard, or until this matter is resolved, we will record additional non-cash pre-tax charges, including interest, which are calculated on the same basis as the charge recorded in our 2003, 2004 and 2005 financial statements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and “Item 3. Legal Proceedings.”

The ATC has attempted to affiliate with a larger union, Local 338 of the Retail, Wholesale and Department Store Union, UFCW, AFL-CIO, CLC, which is subject to a favorable vote from a majority of the ATC’s membership. Two votes of the membership conducted to date are in dispute and are the subject of litigation, the outcome of which is uncertain at this time.

Our collective bargaining agreement with UNITE expired on March 31, 2005. The parties have agreed to an extension of this contract through September 30, 2005 and continue to negotiate a successor contract.

Upon the expiration of any of our collective bargaining agreements, we may be unable to negotiate new collective bargaining agreements on terms favorable to us, and our business operations may be interrupted as a result of labor disputes, strikes, work stoppages or difficulties and delays in the process of renegotiating our collective bargaining agreements.

We may be subject to significant liability should the consumption of any of our products cause injury, illness or death.

Products that we sell could become subject to contamination, product tampering, mislabeling or other damage requiring us to recall our private label products. In addition, errors in the dispensing and packaging of pharmaceuticals could lead to serious injury or death. Product liability claims may be asserted against us with respect to any of the products or pharmaceuticals we sell and we may be obligated to recall our private label products. A product liability judgment against us or a product recall could have a material, adverse effect on our business, financial condition or results of operations.

We depend on our management team, and the loss of their services could have a material, adverse effect on our business.

Our success depends to a large extent on the continued service of our executive management team, including the integration of our new CEO, Richard Dreiling. Departures by our executive officers could have a negative impact on our business, as we may not be able to find suitable management personnel to replace departing executives on a timely basis. We do not maintain key-man life insurance on any of our executive officers.

Continued volatility in insurance related expenses and the markets for insurance coverage could have a material adverse effect on us.

The costs of employee health, workers’ compensation, property and casualty, general liability, director and officer and other types of insurance have continued to rise, while the amount and availability of coverage have decreased. Claims costs for workers’ compensation and other self-insured exposures have also increased. These conditions have been exacerbated by rising healthcare costs, legislative changes, economic conditions and the terrorist attacks of September 11, 2001. If our insurance-related costs continue to increase significantly, or if we are unable to obtain adequate levels of insurance, our financial position and results of operations could be materially adversely affected.

Certain risks are inherent in providing pharmacy services, and our insurance may not be adequate to cover any claims against us.

Pharmacies are exposed to risks inherent in the packaging, dispensing and distribution of pharmaceuticals and other healthcare products. Although we maintain professional liability and errors and omissions liability insurance, the coverage limits under our insurance programs may not be adequate to protect us against future claims, and we may not maintain this insurance on acceptable terms in the future, which could materially adversely affect our business.

The outcome of current litigation in which we are involved may have a material adverse effect on our results of operations and cash flow.

We are subject to various litigations in our business, which if determined unfavorably to us, could have a material adverse effect on our results of operations and cash flow. For a more detailed discussion of the litigation related to these matters, see “—Risks Related to the Acquisition—We are named parties to a number of purported class action complaints in connection with the Acquisition that may have a negative impact on us” and “—Risks Related to Our Business—Most of our employees are covered by collective bargaining agreements. A failure to negotiate new agreements when the existing agreements terminate could disrupt our business. In addition, we are a party to a National Labor Relations Board administrative proceeding regarding a dispute with one of our unions.” See also “Item 3. Legal Proceedings.”

Risks Related to the Acquisition

We are named parties to a number of purported class action complaints in connection with the Acquisition that may have a negative impact on us.

A number of purported class action complaints challenging the Acquisition have been filed in various jurisdictions. All of these complaints purport to be brought on behalf of our former common stockholders and allege that the named defendants purportedly breached duties owed to the common stockholders in connection with the Acquisition. See “Item 3. Legal Proceedings—Litigation Relating to the Acquisition.”

An adverse outcome in this litigation could have a material, adverse effect on our results of operations and cash flows.

We are a company whose equity is not publicly traded and which is effectively controlled by a single stockholder. That stockholder may effect changes to our board of directors, management and business plan, and interests of that stockholder may conflict with the interests of our noteholders.

Duane Reade Shareholders owns all of the outstanding shares of our common stock. Oak Hill owns a majority of the voting membership interests in Duane Reade Shareholders. See “Item 6. Selected Financial Data.”

Accordingly, Oak Hill indirectly beneficially owns a majority of our outstanding shares of common stock and can determine the outcomes of the elections of members of our board of directors and the outcome of corporate actions requiring stockholder approval, including mergers, consolidations and the sale of all or substantially all of our assets. Oak Hill also controls our management, policies and financing decisions and is in a position to prevent or cause a change of control of us. The interests of Oak Hill could conflict with those of our public debt holders. For example, if we encounter financial difficulties or are unable to pay our debts as they come due, the interests of Oak Hill as an equity holder might conflict with the interests of our noteholders. Oak Hill may have an interest in pursuing acquisitions, divestitures or financings or other transactions that, in its judgment could enhance its equity investment, even though such transactions may involve significant risks to our noteholders. In addition, Oak Hill and its affiliates may in the future own interests in businesses that compete with ours.

Risks Related to Our Capital Structure

Our substantial indebtedness could prevent us from fulfilling our obligations under our indebtedness and may otherwise restrict our activities.

We have a significant amount of indebtedness. As of December 31, 2005, we had a total of approximately $554.2 million of indebtedness outstanding, consisting of approximately $135.7 million outstanding under the amended asset-based revolving loan facility, $210.0 million of outstanding senior secured floating rate notes, $195.0 million of outstanding senior subordinated notes and approximately $13.5 million of capital lease obligations.

Our outstanding indebtedness could:

•       make it more difficult for us to satisfy our obligations with respect to either of the notes;

•       limit our ability to obtain additional financing for funding our growth strategy, capital expenditures, acquisitions, working capital or other purposes;

•       require us to dedicate a substantial portion of our operating cash flow to service our debt, thereby reducing funds available for our growth strategy, capital expenditures, acquisitions, working capital and other purposes;

•       increase our vulnerability to adverse economic, regulatory and industry conditions;

•       limit our flexibility in planning for, or responding to, changing business and economic conditions, including reacting to any economic slowdown in the New York greater metropolitan area;

•       place us at a competitive disadvantage relative to our competitors with less indebtedness; and

•       subject us to financial and other restrictive covenants, and our failure to comply with these covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of all of our indebtedness.

In addition, the amended asset-based revolving loan facility will mature in 2008. As a result, we may be required to refinance any outstanding amounts under the amended asset-based revolving loan facility prior to the maturity of any of the notes. We may not be able to obtain such refinancing on commercially reasonable terms or at all. Failure to refinance our indebtedness could have a material, adverse effect on us and could require us to dispose of assets if we cannot refinance our indebtedness.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantial additional indebtedness. This could further exacerbate the risks associated with our existing substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. We are able to incur up to $225.0 million in total indebtedness under the amended asset-based revolving loan facility and request that the maximum be increased to $250.0 million, subject to the satisfaction of certain requirements and to obtaining the agreement of the lender to provide such incremental commitments. Approximately $135.7 million was outstanding under the amended asset-based revolving loan facility as of December 31, 2005. Our ability to borrow under the amended asset-based revolving loan facility is also subject to a borrowing base formula. The agreement governing the amended asset-based revolving loan facility also allows us to incur additional other indebtedness. The indentures governing the senior secured floating rate notes and the senior subordinated notes contain some limitations on the ability of Duane Reade Inc., Duane Reade GP and their restricted subsidiaries to incur indebtedness; however, it may not prohibit those entities from incurring additional indebtedness. There is no restriction on the ability of Duane Reade Holdings to incur indebtedness. If new indebtedness is added to our and our subsidiaries’ current indebtedness levels, the related risks that we and they now face would intensify.

The agreements governing our indebtedness include restrictive and financial covenants that may limit our operating and financial flexibility.

The indenture governing the senior secured floating rate notes, the agreement governing the amended asset-based revolving loan facility and the indenture governing the senior subordinated notes contain covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest. These include restrictions on the ability of Duane Reade Inc., Duane Reade GP and their restricted subsidiaries to:

•       incur additional indebtedness;

•       pay dividends or distributions on, or redeem or repurchase, capital stock;

•       incur certain liens;

•       prepay, redeem or repurchase specified indebtedness;

•       merge, consolidate or sell assets or enter into other business combination transactions;

•       make acquisitions, capital expenditure investments or other investments;

•       enter into transactions with affiliates;

•       enter into sale-leaseback transactions;

•       use proceeds from sale of assets;

•       permit restrictions on the payment of dividends by their subsidiaries;

•       impair the collateral; and

•       change their business.

In addition, the agreement governing the amended asset-based revolving loan facility contains a financial covenant that will become effective in the event our borrowings under the facility loan result in less than 10% of the lesser of the borrowing base and total commitments remaining available. This financial covenant would require us to comply with a minimum fixed charge coverage ratio. Our failure to meet this financial covenant may result in the accelerated repayment of indebtedness under our amended asset-based revolving loan facility.

ITEM 2.     PROPERTIES

As of December 31, 2005, we were operating stores in the following locations:

No. of Stores
Manhattan, NY	136
Brooklyn, NY	32
Queens, NY	29
New Jersey	13
Nassau County, NY	11
Bronx, NY	11
Staten Island, NY	10
Westchester County, NY	7
Suffolk County, NY	2
Total	251

All of our stores operated at December 31, 2005 are leased. Store leases generally average initial terms of 12 to 15 years. The average year of expiration for stores operating as of December 31, 2005 is 2014. Lease rates are generally subject to scheduled increases that average approximately 12% every five years. The following table sets forth the lease expiration dates of our leased stores on an annual basis through 2010 and thereafter. Of the 66 stores with leases expiring by December 31, 2010, 29 have renewal options.

Year	No. of Leases Expiring	Number With Renewal Options
2006	5	2
2007	12	6
2008	18	10
2009	14	4
2010	17	7
Thereafter	185	90

We occupy approximately 70,000 square feet for our corporate headquarters, located in Manhattan, New York City, under a lease that expires in 2012.

We occupy an approximately 506,000 square foot warehouse in Maspeth, Queens, New York City under a lease that expires in 2017.

We occupy an approximately 165,000 square foot warehouse in North Bergen, New Jersey under a lease that expires in 2008.

ITEM 3.                LEGAL PROCEEDINGS

We are party to legal actions arising in the ordinary course of business. Based on information presently available to us, we believe that the ultimate outcome of these actions will not have a material, adverse effect on the financial position, results of operations or cash flows of our company. In addition, we are a party to the following legal actions and matters:

During 2002, we initiated a legal action against our former property insurance carrier, in an attempt to recover what we believe to be a fair and reasonable settlement for the business interruption portion of our claim originating from the September 11, 2001 World Trade Center terrorist attack, during which our single highest volume and most profitable store was completely destroyed. The claim is pending before the United States District Court for the Southern District of New York. In September 2003, a trial on certain issues was held regarding some of the matters at issue in the litigation, including whether we would have obtained a renewal of our lease at the World Trade Center. We received a favorable ruling of the trial court on this and other legal issues in the case. The trial court’s decision was appealed by the insurance carrier to the Second Circuit Court of Appeals with respect to several aspects of the decision.

In the meantime, the matter moved into an appraisal process based on the trial court’s interpretation of certain legal tests, which interpretation was among the aspects of the decision challenged by the insurance carrier in its appeal. The appraisal process involves a panel of two appraisers and an arbitrator (to resolve differences between the two appraisers) who determined the amount of insured loss we have sustained. In June 2005, the appraisal panel determined that the total amount of the business interruption loss that we suffered as a result of the events of September 11, 2001 was $50.6 million, including all interest adjustments. The panel further found that the actual amount to be paid by the insurer should be reduced by approximately $9.9 million, plus interest, which represents the amount that was previously paid to us in cash by the insurer in 2002. On June 22, 2005, the Court of Appeals affirmed the decision of the trial court, with modifications, including modifications to certain of the legal tests on which the appraisal panel’s decision was based. The appraisal panel has recently requested additional submissions in order to assist it in making a final determination as to the impact of the Court of Appeals’ opinion on its original award. We believe that the panel’s decision will result in a reduction of the original award, but the amount of the reduction of this claim, if any, cannot be determined at this time.

Accordingly, given the risks and uncertainties inherent in litigation, there can be no definitive assurance that we will actually receive any or all of the panel’s appraised value of this claim, and we have not recognized any additional income related to this matter. It should be noted that any payment to us that might be forthcoming as a result of this claim may also result in the incurrence of additional expenses that are contingent upon the amount of such insurance claim settlement. These expenses, if incurred, are not expected to exceed $6.0 million.

We are a party to an NLRB administrative proceeding regarding a dispute with the Allied Trades Council, or ATC, over whether a negotiating impasse was reached between us and the union in August of 2001. The Allied Trades Council represents employees in 139 of our stores in a collective bargaining agreement that expired on August 31, 2001. Our employees have been working pursuant to the terms of our December 6, 2001 implemented contract with the ATC, which expired on August 31, 2004. We believe an impasse did in fact occur and as a result, we had the right to implement our latest contract proposal at that time which included wage increases, health and welfare benefits, vacation and sick benefits and a 401(k) retirement program. We discontinued making additional payments into the various funds associated with the union as we were providing many of these benefits on a direct basis and because our past contributions to these funds caused these funds to be in a position of excessive overfunding. In addition, we had concerns that our past payments into these funds were not being managed in a way to ensure they were being properly utilized for the benefit of our employees. On February 18, 2004, an Administrative Law Judge, or ALJ, who had reviewed various matters related to this proceeding issued a decision and related recommendation, which concluded that the parties were not at impasse. The remedies recommended by the ALJ included, among other things, a requirement for us to make our employees whole by reimbursing them for expenses ensuing from the failure to make contributions to the union funds and to make such funds whole, plus interest. This recommendation was adopted by a three-member panel of the NLRB on September 15, 2004. We have appealed the NLRB’s determination. If it is enforced by the circuit court of appeals, it could result in our being required to contribute amounts that have yet to be determined into the union’s pension benefit, health and welfare and vacation funds. Any potential required contributions resulting from a final judicial determination of this matter would potentially be subject to offset by the amounts that we had funded since we implemented our final contract proposal for these same benefits that were paid for our Allied Trades Council employees. Because the NLRB decision represents the first phase of a long and complicated administrative process to be followed by a full judicial review of all of the facts and circumstances, the final outcome cannot be reliably determined at this time. The NLRB’s decision is subject to judicial review by the D.C. Circuit Court of Appeals and a compliance hearing before any financial remedy can be determined. We have filed appeal papers with the D.C. Circuit Court of Appeals, and the Court has scheduled a hearing to occur in the early part of 2006 with its decision to follow sometime thereafter. While there can be no definitive assurance, we have been advised by our outside labor counsel that our petition for review contains a number of valid defenses and arguments against enforcement of the NLRB decision. We have been in settlement discussions regarding the resolution of all outstanding disputes.

In light of the foregoing, while it is our belief that the final financial outcome of this litigation cannot be determined, under the provisions of Statement of Financial Accounting Standard No. 5 which addresses contingencies, we recorded pre-tax charges of $4.4 million in the year ended December 31, 2005, $1.8 million in the period from July 31, 2004 through December 25, 2004, $2.6 million in the period from December 28, 2003 through July 30, 2004 and $12.6 million in the year ended December 27, 2003. These charges represent our current best estimate of the loss that would result upon application of the NLRB’s decision. We note that such charges were based upon the facts available to us at the time. In our opinion, such charges could be subject to significant modification in the future, upon review by the D.C. Circuit Court of Appeals, completion of a compliance hearing and any appeals relating to the outcome of that hearing. These charges reflect the amount of contributions that we did not make into the union benefit funds for the period from the August 31, 2001 expiration of the contract through December 31, 2005, reduced by a portion of the benefits we paid directly to or for the benefit of these employees over the same period. It also includes an interest cost for these net contributions from the date they would have been paid until December 31, 2005. While this represents our current best estimate of the NLRB’s decision, we believe that, as of December 31, 2005, the actual range of loss in this matter could be from $0 if the Circuit Court of Appeals does not enforce the NLRB decision at all, to approximately $49 million, if the NLRB’s decision is upheld and there is no offset for any benefits paid over this period.

Until such time as further legal developments warrant a change in the application of this accounting standard, or until this matter is resolved, we will record additional non-cash pre-tax charges, including interest, which are calculated on the same basis as the charges recorded in the 2003 through 2005 financial statements. We currently estimate that the pre-tax charge recorded during the full 12 months of 2006 will approximate $4.4 million, subject to changes in the relevant interest rate.

We are a party to related lawsuits, Irving Kroop, et al v. Duane Reade, NY, NY et al, 00 Civ. 9841, et al., instituted by the trustees of several union benefit funds wherein the funds claim that we did not make certain required contributions to these funds from January 2000 through August 2001. By decisions dated August 5, 2004 and September 27, 2004, the District Court awarded judgment to the funds on certain aspects of their complaints. These partial judgments, for which we have provided adequate reserves, are subject to further appeal by us. In October 2005, we paid $705,000 in full settlement of the partial summary judgment. In addition, in December 2005, we settled the balance of the case by agreeing to pay an additional $1.4 million. This case is now fully resolved.

In December 2005, we and Cardinal Health settled all matters relating to litigation arising out of a dispute regarding certain former supply arrangements and agreements. Under the terms of this settlement, we will pay Cardinal Health $4.5 million over a period of time to settle an outstanding trade payable, and we have entered into an agreement whereby Cardinal will provide a secondary supply of pharmaceutical products to us over approximately two years.

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

In November 2004, we were served with a class action complaint, Damassia v. Duane Reade Inc. The lawsuit was filed in the United States District Court, Southern District of New York. The complaint alleges that, from the period beginning November 1998, we incorrectly gave some employees the title, “Assistant Manager,” in an attempt to avoid paying these employees overtime, in contravention of the Fair Labor Standards Act and the New York Law. The complaint seeks twice an unspecified amount of unpaid wages. We believe this claim to be without merit, and we intend to defend ourselves against this claim. However, due to the uncertainty of litigation, there can be no assurance as to the ultimate outcome of this matter.

In January 2005, the Equal Employment Opportunity Commission filed an action against us in the U.S. District Court for the Southern District of New York alleging, among other things, that we created a hostile work environment for three female store employees, and potentially a class of such female employees. This action is in its early stages, and accordingly it is not possible to determine the ultimate outcome, which, if adverse, could be material. However, we believe that the allegations are wholly without merit and intend to vigorously defend ourselves in this matter.

Litigation Relating to the Acquisition

We are aware of six purported class action complaints challenging the Acquisition consummated by us and Duane Reade Acquisition that have been filed in the Court of Chancery of the State of Delaware, referred to as the “Delaware Complaints,” and three purported class action complaints that have been filed in the Supreme Court of the State of New York. Two of the New York complaints have been dismissed without prejudice. The other New York complaint (the “New York Complaint”) is pending, but has not been served on us. The Delaware Complaints name our former Chairman and certain other members of our board of directors and executive officers as well as Duane Reade as defendants. Four of the Delaware Complaints name Oak Hill as a defendant. The New York Complaint names our former Chairman and certain other members of our board of directors and executive officers as well as Duane Reade as defendants. One of the dismissed New York complaints named Oak Hill as a defendant.

The Delaware Complaints were consolidated on January 28, 2004, and on April 8, 2004 the plaintiffs in the Delaware actions filed a consolidated class action complaint. We believe these lawsuits are without merit and plan to defend these lawsuits vigorously.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2005, we did not submit any matters to a vote of our security holders.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE RANGE OF COMMON STOCK

As a result of the Acquisition, we have no publicly traded common stock and we have paid no dividends on our common stock since the Acquisition. Our predecessor paid no dividends in 2004 or 2003.

ITEM 6.                SELECTED FINANCIAL DATA

The Selected Financial Data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Audited Financial Statements and the notes related to those statements contained herein.

Duane Reade Holdings, Inc. was formed in December 2003 to acquire Duane Reade Inc. and its subsidiaries (the “Acquisition”). Duane Reade Holdings, Inc. is a wholly-owned subsidiary of Duane Reade Shareholders, LLC, a parent entity also established to effectuate the Acquisition. The Acquisition was completed on July 30, 2004 through the merger of Duane Reade Acquisition (a wholly owned subsidiary of Duane Reade Holdings, Inc.) into Duane Reade Inc. with Duane Reade Inc. being the surviving entity and a wholly owned subsidiary of Duane Reade Holdings, Inc. after the merger transaction. As a result of the Acquisition and resulting change in control and change in historical cost basis of accounting, the operating results are presented separately for predecessor periods up to and including the closing date of the Acquisition (December 28, 2003 through July 30, 2004 and the fiscal years 2001 through 2003) and the successor period following the closing date of the Acquisition (July 31, 2004 through December 25, 2004 and the fiscal year ending December 31, 2005). The predecessor period financial statements include Duane Reade Inc. and all its subsidiaries and the successor period financial statements include Duane Reade Holdings, Inc. and all its subsidiaries. Duane Reade Holdings, Inc. had nominal activity and no operations prior to the completion of the Acquisition. Except where the context otherwise requires, all references to “we,” “us,” and “our” (and similar terms) in the data below and the related footnotes mean the successor for periods ending after July 30, 2004 and the predecessor for periods ending on or prior to July 30, 2004.

The summary historical consolidated financial and other data set forth below as of and for the fiscal years ended December 29, 2001, December 28, 2002 and December 27, 2003, for the periods from December 28, 2003 to July 30, 2004 and from July 31, 2004 to December 25, 2004 and for the fiscal year ended December 31, 2005 have been derived from our audited consolidated financial statements.

	Successor		Predecessor
		Period from	Period from
	Fiscal	July 31, 2004	Dec. 28, 2003
	Year(1)	through	through	Fiscal Year(1)
	2005	Dec. 25, 2004(2)	July 30, 2004(2)	2003	2002	2001
	In thousands, except percentages and store data
Statement of Operations Data
Net sales	$1,589,451	$670,568	$927,801	$1,465,275	$1,325,523	$1,170,016
Cost of sales	1,287,855	542,897	745,090	1,168,408	1,041,303	898,952
Gross profit	301,596	127,671	182,711	296,867	284,220	271,064
Selling, general & administrative expenses	273,672	101,677	142,293	229,148	198,770	172,972
Transaction expenses(3)	681	37,575	3,005	644	—	—
Labor contingency expense(4)	4,400	1,789	2,611	12,600	—	—
Insurance recovery(5)	—	—	—	—	(9,378)	—
Depreciation and amortization	70,594	27,051	21,902	32,335	26,935	26,634
Store pre-opening expenses	364	365	470	1,063	2,086	1,667
Other(6)	31,761	26,433	—	—	—	—
Operating income	(79,876)	(67,219)	12,430	21,077	65,807	69,791
Interest expense, net	50,004	15,880	7,977	14,117	17,925	27,623
Debt extinguishment(7)	—	7,525	—	812	11,371	2,616
Income before income taxes and cumulative effect of accounting change	(129,880)	(90,624)	4,453	6,148	36,511	39,552
Income tax (expense) benefit	29,492	35,175	(1,136)	(1,669)	(12,994)	(15,513)
Income before cumulative effect of accounting change	(100,388)	(55,449)	3,317	4,479	23,517	24,039
Cumulative effect of accounting change, net(8)	—	—	—	—	(9,262)	—
Net (loss) income	$(100,388)	$(55,449)	$3,317	$4,479	$14,255	$24,039
Balance Sheet Data (at end of period)
Working capital(9)	$50,384	$67,073	N/A	$155,873	$230,031	$212,534
Total assets	871,418	955,734	N/A	797,372	742,711	682,070
Total debt and capital lease obligations	554,222	511,690	N/A	272,910	269,741	247,155
Stockholders’ equity	83,922	184,049	N/A	327,261	320,403	287,064
Operating and Other Data
Net cash (used in) provided by operating activities	$3,004	$(8,107)	$21,552	$47,444	$42,537	$25,762
Net cash used in investing activities	(26,629)	(440,703)	(32,477)	(55,115)	(60,520)	(48,052)
Net cash provided by financing activities	23,658	448,801	11,011	4,740	17,194	26,283
Number of stores at end of period	251	255	N/A	241	228	200
Same store sales growth(10)	1.9%	0.6%	N/A	2.7%	4.8%	6.3%
Pharmacy same store sales growth(10)	0.8%	5.0%	N/A	7.5%	12.1%	16.6%
Front-end same store sales growth(10)	2.8%	-2.8%	N/A	-0.8%	0.0%	0.6%
Average store size (square feet) at end of period	6,955	7,035	N/A	7,115	6,921	7,169
Sales per square foot	$862	$813	N/A	$816	$836	$818
Pharmacy sales as a % of net sales(11)	48.1%	51.0%	N/A	46.7%	44.0%	40.6%
Third party plan sales as a % of prescription sales	92.7%	92.3%	N/A	91.4%	90.2%	86.9%
Investing Activities:
Purchase of Duane Reade	$—	$413,684	$—	$—	$—	$—
New, remodeled and relocated stores	14,056	11,803	17,214	29,074	39,497	36,818
Office and warehouse expansions	—	—	—	2,070	528	—
Acquisitions	2,437	7,361	8,741	7,579	5,954	2,259
Asset proceeds	(7,069)	—	—	—	—	(1,400)
Other	17,205	7,855	6,522	16,392	14,541	10,375
Total Investing Activities	$26,629	$440,703	$32,477	$55,115	$60,520	$48,052

(1)          The 2005 fiscal year contains 53 weeks. All other years shown contain 52 weeks.

(2)          Statistics shown in the successor period reflect data for the 12 months ended December 25, 2004, as we do not provide these statistics on a partial year basis. Items identified as N/A are not reported by us for the 2004 predecessor period.

(3)          We incurred pre-tax expenses of approximately $0.6 million in fiscal 2003, $3.0 million in the period from December 28, 2003 through July 30, 2004, $37.6 million in the period from July 31, 2004 through December 25, 2004 and $0.7 million in fiscal 2005 related to the Acquisition. Note 3 to the consolidated financial statements provides additional detail with respect to these charges.

(4)          We incurred pre-tax charges of $12.6 million in fiscal 2003, $2.6 million in the period from December 28, 2003 through July 30, 2004, $1.8 million in the period from July 31, 2004 through December 25, 2004 and $4.4 million in fiscal 2005 in connection with the recognition of a National Labor Relations Board decision in a litigation matter relating to our collective bargaining agreement with the Allied Trades Council, a union representing employees in 139 of our stores. Item 3—”Legal Proceedings” provides additional information with respect to this charge.

(5)          Represents collection of a portion of our business interruption insurance claim related to the September 11, 2001 World Trade Center disaster.

(6)          Other expenses in the 2005 fiscal year represents (i) impairment charges resulting from the FAS 142 evaluation of our tradename ($16.6 million), (ii) costs incurred that are attributable to store closings ($2.1 million), (iii) costs associated with the implementation of an income tax indemnity policy related to certain payments to our former Chairman ($1.3 million), (iv) severance and other costs related to the departure of our former Chairman ($6.9 million), (v) costs related to the required future transfer of a 1998 Corporate-owned life insurance policy to our former Chairman ($3.0 million), (vi) costs related to our former Chairman’s long-term cash award ($0.5 million) and (vii) Oak Hill management fees ($1.3 million). Other expenses in the period from July 31, 2004 through December 25, 2004 represents (i) costs related to the early retirement of our former Chairman’s Supplemental Executive Retirement Plan (SERP) benefits ($24.5 million), (ii) costs related to the required future transfer of a 1998 Corporate-owned life insurance policy to our former Chairman ($1.0 million), (iii) costs related to the former Chairman’s long-term cash award ($0.4 million) and (iv) Oak Hill management fees ($0.5 million). The costs related to our former Chairman’s employment agreement and various related benefits are more fully described under “Item 11—Executive Compensation.”

(7)          We incurred pre-tax expenses of approximately $7.5 million, $0.8 million, $11.4 million and $2.6 million in the period from July 31, 2004 to December 25, 2004, and the 2003, 2002 and 2001 fiscal years, respectively, related to the retirement of a portion of our debt. Note 17 of the consolidated financial statements provides a further explanation of these charges.

(8)          We incurred after-tax expenses of approximately $9.3 million in fiscal 2002 related to the conversion of our inventory valuation method from retail dollar FIFO to specific cost LIFO. Note 1 of the consolidated financial statements provides a further explanation of this charge.

(9)          For the successor periods ended December 31, 2005 and December 25, 2004 and the predecessor period ended December 27, 2003, working capital reflects the classification of our asset-based revolving loan facility as a current liability, rather than as long-term debt, because cash receipts controlled by the lenders are used to reduce outstanding debt, and we do not meet the criteria of FAS 6 to reclassify the debt as long-term. For such periods, the revolving loan balance was $135.7 million, $153.9 million and $70.4 million, respectively.

(10)   Same-store sales figures include stores that have been in operation for at least 13 months.

(11)   Includes resales of certain retail inventory.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion regarding our financial condition and results of operations for the 53 weeks ended December 31, 2005, the period from July 31, 2004 through December 25, 2004, the period from December 28, 2003 through July 30, 2004, and the 52 weeks ended December 27, 2003 should be read in connection with the more detailed financial information contained in our consolidated financial statements and their notes included elsewhere in this annual report. Certain of the statements in this section are forward-looking statements and involve numerous risks and uncertainties including, but not limited to, those described in Item 1A “Risk Factors.” See also “Special Note Regarding Forward-Looking Statements.”

Duane Reade Inc. was acquired by Duane Reade Acquisition Corp., a wholly owned subsidiary of Duane Reade Holdings, Inc., through a merger transaction completed on July 30, 2004. Although Duane Reade Inc. was the surviving legal entity in the Acquisition, as a result of the Acquisition and resulting change in control and change in historical cost basis of accounting, we are required to present separately our operating results for predecessor periods up to and including the closing date of the Acquisition (December 28, 2003 through July 30, 2004 and the 2003 fiscal year) and the successor period following the closing date of the Acquisition (July 31, 2004 through December 25, 2004 and the 2005 fiscal year). The financial statements and operating results identified as belonging to the “predecessor” are those of Duane Reade Inc., the parent entity existing for all periods shown prior to the completion of the Acquisition. For the period following the Acquisition, the financial statements and operating results of the “successor” are those of Duane Reade Holdings, Inc., the newly created parent entity under whose name this and all future SEC filings will be made. Except where the context otherwise requires, all references to “we,” “us,” and “our” (and similar terms) in the data below and the related footnotes mean the successor for periods ending after July 30, 2004 and the predecessor for periods ending on or prior to July 30, 2004.

General

Our business consists of the sale of a wide variety of health and beauty care products, convenience oriented food and general merchandise items and a pharmacy operation managed to supply customers with their prescription needs. We refer to the non-prescription portion of our business as front-end sales because most of these sales are processed through the front main check-out sections of our stores. This portion of our business consists of brand name and private label health and beauty care items, food and beverages, tobacco products, cosmetics, housewares, greeting cards, photofinishing services, photo supplies and seasonal and general merchandise. Health and beauty care products, including over-the-counter items, represent our highest volume categories within front-end sales. The front-end portion of our business represented 51.9% of our sales in fiscal 2005 and is characterized by generally higher gross margins that are approximately twice that of our pharmacy or back-end business.

Because of our numerous convenient locations in high-traffic commercial and residential areas and the lack of other convenience-oriented retailers in our core market areas, our front-end business is generally a larger proportion of our total sales than other major conventional drugstore chains, which average between 30% and 40%. Historically, front-end sales have represented a decreasing share of business year after year; however, over the last few years, pharmacy sales have experienced a declining rate of growth primarily due to increases in third party plan co-payments, reduced sales of hormonal replacement drugs and certain arthritis medications, limitations on maximum reimbursements for certain generic medications by third party plans, increases in the percentage of sales represented by lower-priced generic medications and increased penetration by mail order and internet-based pharmacies. Our pharmacy sales include all items we sell by prescriptions filled at our retail locations or by our central fill facility and delivered to our stores or direct to customers. In addition, we include in our pharmacy sales certain resales of retail pharmaceutical inventory that are required to be reported on a gross basis in accordance with Emerging Issues Task Force Issue No. 99-19. The pharmacy portion of our business is dominated by and dependent upon a number of third party private and government-sponsored plans that contract with us as an authorized provider of prescriptions.

Sales to third party prescription plans represented 92.7% of our prescription sales in fiscal 2005 and 92.3% of our prescription sales in fiscal 2004. Historically, excluding pharmacy resale activity, our pharmacy sales experienced a faster rate of sales growth than the front-end portion of our business due to a number of favorable demographic and industry trends such as the aging of the population, expanded penetration of third party private and government-sponsored coverage and the increasing utilization of prescriptions to improve quality of life and in place of medical procedures. While these factors are still operative, our rate of non-resale pharmacy sales growth has steadily declined over the last two and a half years to the point where our most recent pharmacy sales results reflect a lower rate of growth than the front-end portion of our business. This slower pharmacy sales growth is the result of increased mail order penetration (that results in losses of retail based prescription sales to mail order providers), negative publicity surrounding the adverse side effects of certain arthritis medications and other high volume drugs, conversion of certain high volume prescription drugs to over-the-counter front-end products and increased use of lower priced but more profitable generic drugs in place of higher priced branded medications.

During 2003, President Bush signed the Medicare Modernization Act, which created a new Medicare Part D benefit that expanded Medicare coverage of prescription drugs for senior citizens not participating in third party plans as well as for certain “dual eligible” senior citizens that were previously covered under state administered Medicaid plans. This new Medicare coverage took effect in January 2006 and is expected to result in decreased pharmacy margins resulting from lower reimbursement rates than our current margins on prescriptions that are not subject to third party reimbursement. In June 2004, a temporary senior citizen prescription drug discount program furnished under this Medicare legislation was implemented as a means of providing limited benefits to senior citizens until the full Medicare program took effect in 2006. This temporary program, which expires on May 15, 2006, also resulted in lower pharmacy margins than those realized on prescriptions that were not subject to third party plan reimbursement. Based on our experience, we expect, over time, that increased utilization of prescription drugs by senior citizens participating in the new programs that previously were cash paying customers will offset the effect of lower margins on our revenues, although we are not certain this will be the case. State Medicaid programs that provide prescription benefits to low income households and individuals have historically represented approximately 23% of our retail pharmacy sales. As of March 2006, state Medicaid plans had declined to approximately 17% of our pharmacy sales while the new Medicare Part D plan represented approximately 10% of our pharmacy sales.

In fiscal 2003 and again in fiscal 2004, New York State reduced Medicaid and EPIC prescription reimbursement rates, adversely impacting our pharmacy gross margins. New York State also increased co-payments by $1.00 per prescription for branded drugs and $0.50 per prescription for generics effective in 2005. Under the Medicaid guidelines, providers cannot refuse to dispense prescriptions to Medicaid recipients who claim they do not have the means to pay the required co-payments. Most Medicaid recipients do in fact decline to make the co-payments resulting in the requirement for the provider to absorb this cost. This resulted in lost reimbursements to us of approximately $1.4 million in fiscal 2005. For 2006, the New York State legislature may again consider additional reductions in Medicaid reimbursement rates to providers. In addition, legislation approved by Congress will reduce federal funding for state Medicaid programs adding additional pressure on state legislatures to further reduce state administered Medicaid provider reimbursement rates.

In an effort to offset some of the adverse pharmacy gross margin impacts from the trends discussed above, there has been an intensified effort on the part of retailers to support increased utilization of lower priced but higher margin generic prescriptions in place of branded medications. Improved generic utilization rates as well as a combination of direct purchases and contractual wholesaler purchases enabled us to achieve improved gross margins on pharmacy retail sales during 2004 and 2005.

We are also impacted by recent legislation in states to increase the minimum hourly wages. New York State increased the minimum hourly wage from $5.15 to $6.00 on January 1, 2005 and again to $6.75 on January 1, 2006, and has approved a further increase to $7.15 on January 1, 2007. New Jersey increased the minimum hourly wage from $5.15 to $6.15 on October 1, 2005 and has approved a further increase to $7.15 on October 1, 2006. While these increases will impact our cost of labor, we believe we can offset a significant portion of these cost increases through initiatives designed to further improve our labor efficiency.

We operate approximately 85% of our 251 stores in New York City and the remainder in the surrounding areas, and our financial performance is therefore heavily influenced by the local economy. We analyze a number of economic indicators specific to New York City to gauge the health of this economy, including unemployment rates, job creation, gross city product and bridge and tunnel commuter traffic patterns. We also analyze market share data, same-store sales trends, average store sales and sales per square foot data among other key performance indicators to monitor our overall performance. During 2004 and 2005, the New York City economy generally reflected an improving trend for most of these external economic indicators.

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

New York City Economy

Between 2001 and 2003, the New York City economy experienced a regional cyclical downturn and a series of unusual events, such as the World Trade Center attacks and non-recurring increases in real estate taxes and insurance costs. The New York greater metropolitan area experienced above average unemployment levels, especially in the key midtown and downtown Manhattan financial districts and lagged behind the improving national economy throughout 2003 and the early part of 2004. However, more recently it has shown improvements in employment, tourism and overall commerce relative to the last few years. The December 2005 unemployment data for New York City indicated an unemployment rate of 4.8%, compared to a national rate of 4.9%.

Impact of the Acquisition

The July 30, 2004 acquisition of Duane Reade Inc. was completed through a merger transaction with Duane Reade Acquisition, which was an acquisition vehicle formed by Oak Hill, a private equity firm. The aggregate value of the Acquisition was $747.5 million, including transaction expenses and the repayment of a portion of our indebtedness. As a result of the Acquisition, Duane Reade Inc.’s shares were delisted from the New York Stock Exchange, and we now operate as a privately held company. Each share of Duane Reade Inc.’s common stock outstanding immediately prior to the Acquisition was converted into the right to receive $16.50 per share, without interest, in cash.

In connection with the Acquisition, we incurred significant additional indebtedness, including $195.0 million of senior subordinated notes, $155.0 million of borrowings under a senior term loan facility (which was refinanced in December 2004 in connection with the issuance of $160.0 million of senior secured floating rate notes), and $72.0 million of new borrowings under the amended asset-based revolving facility. On August 12, 2004, Duane Reade Inc. commenced a cash tender offer to repurchase the outstanding 2.1478% senior convertible notes in accordance with the indenture governing those notes. Pursuant to that offer, on September 13, 2004, Duane Reade Inc. completed the repurchase of a total of approximately $350.9 million aggregate principal amount at maturity of the senior convertible notes for a cash purchase price of approximately $204.1 million, which represented 100% of the originally issued amount of the notes purchased, plus accrued but unpaid interest through the payment date. Following completion of the tender offer, $55,000 principal amount at maturity of those notes remained outstanding. As a result of the debt related financing of the Acquisition, our interest expense has been substantially higher following the Acquisition than our predecessor incurred in prior periods. We also pay a management fee of $1.3 million per year, paid quarterly, under our management agreement with an affiliate of Oak Hill Capital Partners, L.P.

The Acquisition was accounted for as a purchase, in accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations”, which resulted in new valuations for our and our subsidiaries’ assets and liabilities based on fair values as of the date of the Acquisition. These valuations were largely based on appraisals provided by an independent valuation consultant employed for this purpose.

RESULTS OF OPERATIONS

As mentioned above, due to the Acquisition and the resulting change in ownership, we are required to present separately our operating results for the predecessor period in the 2004 fiscal year (December 28, 2003 through July 30, 2004) and the successor period in the 2004 fiscal year (July 31, 2004 through December 25, 2004). In the following discussions, these periods (which we refer to as “fiscal 2004”) are compared to the 53-week successor period ended December 31, 2005 and the 52-week predecessor period ended December 27, 2003. Management believes this is the most practical way to comment on our results of operations.

2005 and 2004 Overview

For the 2005 fiscal year, we achieved net sales of $1.589 billion and incurred a net loss of $100.4 million, as compared to net sales of $670.6 million and a net loss of $55.4 million in the period from July 31, 2004 through December 25, 2004 and net sales of $927.8 million and net income of $3.3 million for the period from December 28, 2003 through July 30, 2004. Resales of pharmaceutical retail inventory were $84.3 million in 2005, $81.9 million in the period from July 31, 2004 through December 25, 2004 and $81.0 million for the period from December 28, 2003 through July 30, 2004.  The loss sustained in the 2005 fiscal year was primarily attributable to the following factors:

•       Pre-tax expenses of $31.8 million reflecting (i) a $16.6 million non-cash write-down of our tradename valuation resulting from our annual impairment analysis, (ii) $11.8 million of expenses associated primarily with severance and other accelerated compensation-related costs resulting from the November 21, 2005 departure of our former Chairman, (iii) $2.1 million of costs related to our decision to close certain underperforming retail locations and (iv) $1.3 million of management fees paid to Oak Hill. These costs are contained within the caption entitled “Other” on our Consolidated Statements of Operations.

•       Pre-tax interest expenses of $50.0 million primarily related to the increased debt incurred in connection with the July 30, 2004 Acquisition, the additional $50.0 million senior secured notes issued during 2005 and increasing interest rates;

•       Depreciation and amortization expenses of $70.6 million in 2005, reflecting the full year impact of the Acquisition related purchase accounting adjustments to the valuation of store leases, prescription pharmacy files and property, plant and equipment.

For the 2005 fiscal year, gross profit margin was 19.0%, as compared to 19.0% and 19.7% for the 2004 periods subsequent to and prior to the Acquisition, respectively. Gross profit margin in 2005 was negatively affected by reduced levels of vendor rebates and allowances, increased inventory shrink losses and higher store occupancy costs.

Selling, general and administrative expenses for 2005 were 17.2% of sales, as compared to 15.2% and 15.3% in the 2004 periods subsequent to and prior to the Acquisition, respectively. The increase in 2005 as compared to the prior year is partially due to the decline in resale activity which had the effect of increasing our operating expense ratios to gross sales. Because resale activity does not incur any significant selling, general and administrative costs, we believe it is more informative to discuss such costs as a percentage of sales, excluding such resale activity. Excluding the impact of the resale activity, SG&A expenses for 2005 were 18.2%, as compared to 17.3% and 16.8% in the 2004 periods subsequent and prior to the acquisition, respectively. The increased SG&A expenses in the current year compared to the successor and predecessor periods in 2004 is primarily due to greater legal, consulting and litigation-related expenses, increases in minimum wage rates, and higher store pharmacist labor costs.  The increased legal and consulting costs were attributable to our efforts to resolve certain legal matters, the most significant of which are related to our efforts to recover the balance of our September 11 business interruption insurance claim and our litigation over the NLRB ruling in a dispute with the Allied Trade Council. In addition, we incurred $3.6 million of consulting expenses associated with a number of operational initiatives designed to improve sales and margins, reduce inventory shrink losses and improve working capital management. The increased pharmacist labor rates were due to the continued industry-wide workforce shortage of these professionals and the resultant increase in costs to fill these critical positions.

2004 and 2003 Overview

For the period from July 31, 2004 through December 25, 2004, we achieved net sales of $670.6 million and sustained a net loss of $55.4 million, and for the period from December 28, 2003 through July 30, 2004, we achieved net sales of $927.8 million and generated net income of $3.3 million, as compared to aggregate net sales of $1.465 billion and net income of $4.5 million in the 52 weeks ended December 27, 2003. Resales of pharmaceutical retail inventory were $81.9 million for the period from July 31, 2004 through December 25, 2004, $81.0 million for the period from December 28, 2003 through July 30, 2004 and $81.4 million for fiscal year 2003. The net loss sustained in the period from July 31, 2004 through December 25, 2004 was primarily attributable to the following factors:

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

•       Pre-tax expenses of $26.4 million in the successor period ended December 25, 2004 primarily associated with the termination of our former Chairman’s Supplemental Executive Retirement Plan and other compensation related costs incurred in connection with the Acquisition; These costs are contained within the capition entitled “Other” on our Consolidated Statements of Operations.

•       Pre-tax debt extinguishment charges of $7.5 million related to the December 2004 refinancing of a $155.0 million term loan with new $160.0 million floating rate notes;

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

Selling, general and administrative expenses for the 2004 periods subsequent to and prior to the Acquisition were 15.2% and 15.3% respectively, as compared to 15.6% in the 52 weeks ended December 27, 2003. The decline during the predecessor and successor periods of 2004 and as compared to fiscal 2003 was due to the increased level of resale activity between the periods that had the effect of reducing our operating expense ratios to gross sales. Because resale activity does not incur any significant selling, general and administrative costs, we believe it is more informative to discuss such costs as a percentage of sales, excluding such resale activity. Excluding the impact of the resale activity, SG&A expenses for the 2004 periods subsequent and prior to the acquisition were 17.3% and 16.8%, respectively, as compared to 16.5% in the 52 weeks ended December 27, 2003. The increased SG&A expenses in the successor period compared to the predecessor periods in 2004 were primarily due to increased store pharmacist labor costs and higher promotional spending. The increased pharmacist labor rates were due to the industry-wide workforce shortage of these professionals and the resultant increase in costs to fill these critical positions. The increase in selling, general and administrative costs in the successor period of 2004 compared to fiscal 2003 was principally attributable to increased pharmacist labor rates as well as higher legal and litigation related expenses, the most significant of which related to our efforts to recover the balance of our September 11 business interruption insurance claim and our litigation over the NLRB ruling in a dispute with the Allied Trade Council, a union representing employees in 139 of our stores. For a more detailed discussion of litigation related matters see “Item 3—Legal Proceedings.”

The following sets forth our results of operations in dollars (in thousands) and as a percentage of sales for the periods indicated.

	Successor				Predecessor
			Period from		Period from
			July 31, 2004		Dec. 28, 2003
	Fiscal Year Ended		through		through		Fiscal Year Ended
	December 31, 2005		Dec. 25, 2004		July 30, 2004		December 27, 2003
	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales
Net sales	1,589,451	100.0%	670,568	100.0%	927,801	100.0%	1,465,275	100.0%
Cost of sales	1,287,855	81.0%	542,897	81.0%	745,090	80.3%	1,168,408	79.7%
Gross profit	301,596	19.0%	127,671	19.0%	182,711	19.7%	296,867	20.3%
Selling, general and administrative expenses	273,672	17.2%	101,677	15.2%	142,293	15.3%	229,148	15.6%
Transaction expenses	681	0.0%	37,575	5.6%	3,005	0.3%	644	0.0%
Labor contingency expense	4,400	0.3%	1,789	0.3%	2,611	0.3%	12,600	0.9%
Depreciation and amortization	70,594	4.4%	27,051	4.0%	21,902	2.4%	32,335	2.2%
Store pre-opening expenses	364	0.0%	365	0.1%	470	0.1%	1,063	0.1%
Other	31,761	2.0%	26,433	3.9%	—	0.0%	—	0.0%
Operating (loss) income	(79,876)	-5.0%	(67,219)	-10.0%	12,430	1.3%	21,077	1.4%
Net interest expense	50,004	3.1%	15,880	2.4%	7,977	0.9%	14,117	1.0%
Debt extinguishment	—	0.0%	7,525	1.1%	—	0.0%	812	0.1%
(Loss) income before income taxes	(129,880)	-8.2%	(90,624)	-13.5%	4,453	0.5%	6,148	0.4%
Income tax (expense) benefit	29,492	1.9%	35,175	5.2%	(1,136)	-0.1%	(1,669)	-0.1%
Net (loss) income	(100,388)	-6.3%	(55,449)	-8.3%	3,317	0.4%	4,479	0.3%

The Twelve Months Ended December 31, 2005 for the Successor Compared to the Period from July 31, 2004 through December 25, 2004 for the Successor and the Period from December 28, 2003 through July 30, 2004 for the Predecessor

Net sales were $1.59 billion in 2005, $670.6 million in the July 31, 2004 through December 25, 2004 period and $927.8 million in the December 28, 2003 through July 30, 2004 period. 2005 net sales decreased by 0.6% as compared to the aggregate prior year net sales. Resale activity decreased by 48.3% over the comparable period, while retail sales to customers increased by 4.9% over this same period. The extra 53rd week in 2005 contributed $25.5 million or 1.6% of this increase. The significant decline in resale activity was partially due to the loss of a large customer. Because gross margins on resale activity are less than one percent, the decline in resale activity did not have a material impact on profitability or cash flows. Overall 2005 same-store sales on a 52-week basis increased by 1.9% over 2004 with the balance of the sales increase coming from the full twelve month results of 14 net new stores opened last year, partially offset by the four net store closures in 2005.

Pharmacy sales were $764.0 million in 2005, a decrease of 6.3% as compared to aggregate 2004 pharmacy sales of $815.7 million. Reduced resale activity in 2005 accounted for 9.6% of the pharmacy sales decrease, while retail pharmacy sales to customers increased by 4.1% over the prior year. Pharmacy same-store sales on a 52-week basis increased by 0.8% over 2004, and third-party reimbursed pharmacy sales represented 92.7% of total prescription sales, compared to 92.3% in fiscal 2004. During 2005, pharmacy same-store sales continued to experience the general industry trend of reduced growth rates experienced during the last several years. The major factors driving the slower sales growth rates in pharmacy were the trends toward increases in third party plan customer co-payments, reduced sales of hormonal replacement drugs and certain arthritis medications, an increased proportion of lower priced generic prescriptions, and increased penetration by mail order and internet-based pharmacies.

Front-end sales were $825.4 million in 2005, $320.1 million in the July 31, 2004 through December 25, 2004 period and $462.5 million in the December 28, 2003 through July 30, 2004 period. Front-end sales in 2005 increased by 5.5% as compared to 2004 total predecessor and successor front-end sales. 2005 front-end same-store sales on a 52-week basis increased by 2.8% from 2004 primarily due to a steadily improving New York City economy and our enhanced Dollar Rewards customer loyalty card program.

During 2005, we opened seven stores and closed 11 stores, as compared to seven stores opened and one store closed in the period from July 31, 2004 through December 25, 2004 and nine stores opened and one store closed in the period from December 28, 2003 through July 30, 2004.

Cost of sales as a percentage of net sales in 2005 was 81.0%, resulting in a gross profit margin of 19.0%.  Cost of sales as a percentage of net sales was 81.0% for the period from July 31, 2004 through December 25, 2004 and 80.3% for the period from December 28, 2003 through July 30, 2004, resulting in gross profit margins of 19.0% and 19.7%, respectively. As discussed above, gross profit margin in 2005 was negatively affected by lower levels of vendor rebates and allowances, increased inventory shrink losses and higher store occupancy costs.

Selling, general and administrative expenses for 2005 were 17.2% of sales, as compared to 15.2% and 15.3% in the 2004 periods subsequent to and prior to the Acquisition, respectively. The increase in 2005 as compared to the prior year is partially due to the decline in resale activity which had the effect of increasing our operating expense ratios to gross sales. Because resale activity does not incur any significant selling, general and administrative costs, we believe it is more informative to discuss such costs as a percentage of sales, excluding such resale activity. Excluding the impact of the resale activity, SG&A expenses for 2005 were 18.2%, as compared to 17.3% and 16.8% in the 2004 periods subsequent and prior to the acquisition, respectively. The increased SG&A expenses in the current year compared to the successor and predecessor periods in 2004 is primarily due to greater legal, consulting and litigation-related expenses, increases in minimum wage rates and higher store pharmacist labor costs.  The increased legal and consulting costs were attributable to our efforts to resolve certain legal matters, the most significant of which are related to our efforts to recover the balance of our September 11 business interruption insurance claim and our litigation over the NLRB ruling in a dispute with the Allied Trade Council. In addition, we incurred $3.6 million of consulting expenses associated with a number of operational initiatives designed to improve sales and margins, reduce inventory shrink losses and improve working capital management. The increased pharmacist labor rates were due to the continued industry-wide workforce shortage of these professionals and the resultant increase in costs to fill these critical positions. For a more detailed discussion of litigation related matters see "Item 3—Legal Proceedings."

Depreciation of capital expenditures and amortization of intangibles was $70.6 million in 2005, $27.1 million in the July 31, 2004 through December 25, 2004 period and $21.9 million in the December 28, 2003 through July 30, 2004 period. The overall 2005 increase versus 2004 resulted from the depreciation of capital expenditures made in 2004 and 2005, as well as the full year impact of the Acquisition related purchase accounting adjustments to the valuation of store leases, prescription pharmacy files and property, plant and equipment.

We incurred store pre-opening expenses of $0.4 million in 2005 related to the opening of seven stores. In the period from July 31, 2004 through December 25, 2004, we incurred pre-opening expenses of $0.4 million and in the period from December 28, 2003 through July 30, 2004 we incurred pre-opening expenses of $0.5 million, related to the opening of seven stores and nine stores, respectively.

Net interest expense in the 2005 fiscal year was $50.0 million, as compared to $15.9 million for the July 31, 2004 through December 25, 2004 period and $8.0 million for the December 28, 2003 through July 30, 2004 period. The increase in 2005 as compared to the aggregate 2004 total was primarily attributable to the full-year impact of interest charges for the increased debt and higher interest rates associated with our new debt structure resulting from the Acquisition financing.

In the period from July 31, 2004 through December 25, 2004 we recorded a debt extinguishment charge of $7.5 million related to the December 2004 refinancing of a $155.0 million term loan with $160.0 million in floating rate notes.

In 2005, we recorded an income tax benefit of $29.5 million, net of a valuation allowance of $30.4 million. The valuation allowance reflects the significant loss incurred in 2005, as well as the anticipated financial performance over the next several years. In the period from July 31, 2004 through December 25, 2004, we recorded an income tax benefit of $35.2 million, reflecting a post-acquisition effective tax rate of 38.8%, inclusive of the anticipated benefits of employment tax credits. In the period from December 28, 2003 through July 30, 2004, the income tax provision of $1.1 million reflects an effective tax rate of 25.5%, inclusive of the anticipated benefits of employment tax credits. The changes in effective tax rates between these periods are primarily due to the impact of employment tax credits in relation to pre-tax income and certain non-deductible transaction expenses incurred during the period from July 31, 2004 to December 25, 2004. Employment tax credits do not vary with reported pre-tax income as they are based upon specific numbers of qualified new hires and represent the economic benefits earned by us for our participation in various federal and state hiring incentive programs.

The Period from July 31, 2004 through December 25, 2004 for the Successor and the Period from December 28, 2003 through July 30, 2004 for the Predecessor Compared to the Twelve Months Ended December 27, 2003 for the Predecessor

Net sales were $670.6 million in the July 31, 2004 through December 25, 2004 period and $927.8 million in the December 28, 2003 through July 30, 2004 period. Overall, predecessor and successor net sales for 2004 increased by 9.1% as compared to net sales of $1.465 billion for 2003. Resale activity accounted for 5.6% of this increase while retail sales to customers increased by 3.5% over this period. Overall 2004 same-store sales increased by 0.6% over 2003 with the balance of the increase coming from the full twelve month results of 13 net new stores opened last year and 14 net new stores opened since the end of last year.

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

Selling, general and administrative expenses were $101.7 million, or 15.2% of net sales, and $142.3 million or 15.3% of net sales, in the July 31, 2004 through December 25, 2004 period and the December 28, 2003 through July 30, 2004 periods, respectively, as compared to $229.1 million, or 15.6% of net sales, in 2003. The decrease in these expense ratios to sales in 2004 from 2003 is entirely due to the impact of an increased level of resale activity. Because resale activity does not incur any significant selling, general and administrative costs, we believe it is more informative to discuss such costs as a percentage of sales, excluding such resale activity. Excluding the impact of this resale activity, selling, general and administrative expense ratios for the periods subsequent and prior to the Acquisition were 17.3% and 16.8% respectively, compared to 16.5% for fiscal 2003. As discussed above, the increased SG&A expenses, without the effect of resales, in the successor period compared to the predecessor periods in 2004 were primarily due to increased store pharmacist labor costs and higher promotional spending. The increased pharmacist labor rates were due to the industry-wide workforce shortage of these professionals and the resultant inflation in costs to fill these critical positions. The increase in selling, general and administrative costs, without the effect of resales, in the successor period of 2004 compared to fiscal 2003, were principally attributable to increased pharmacist labor rates as well as higher legal and litigation related expenses, the most significant of which related to our efforts to recover the balance of our September 11 business interruption insurance claim and our litigation over the NLRB ruling in a dispute with the Allied Trade Council, a union representing employees in 139 of our stores. For a more detailed discussion of litigation related matters see “Item 3—Legal Proceedings.”

Depreciation of capital expenditures and amortization of intangibles was $27.1 million and $21.9 million for the July 31, 2004 through December 25, 2004 and December 28, 2003 through July 30, 2004 periods, respectively, versus $32.3 million for the full year of 2003. The overall 2004 increase versus 2003 resulted from the depreciation of capital expenditures made in 2003 and 2004 as well as increases in the depreciation and amortization from the write-up of fixed assets and certain intangibles to their fair value in connection with the Acquisition.

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

Liquidity and Capital Resources

Working Capital

Working capital was $50.4 million as of December 31, 2005 and $67.1 million as of December 25, 2004. Working capital reflects the classification of outstanding borrowings under our asset-based revolving loan facility of $135.7 million at December 31, 2005 and $153.9 million at December 25, 2004 as current liabilities. This current classification is required because cash receipts controlled by the lenders are used to reduce outstanding debt, and we do not meet the criteria of FAS 6 to reclassify the debt as long-term, but is not an indication that this credit facility is expected to be retired within the next year. The asset-based revolving loan expires in July of 2008, and we intend to continue to access it for our working capital needs throughout its remaining term.

Cash Flow for the Twelve Months Ended December 31, 2005 for the Successor as Compared to the Period from July 31, 2004 through December 25, 2004 for the Successor and the Period from December 28, 2003 through July 30, 2004 for the Predecessor

Net cash provided by operating activities was $3.0 million in the 2005 fiscal year, as compared to $8.1 million of net cash used in operating activities in the period from July 30, 2004 through December 25, 2004 and net cash provided by operations of $21.6 million in the period from December 28, 2003 through July 30, 2004. The reduction against the prior year primarily reflects the aggregate cash payments of $11.5 million made in 2005 primarily in connection with our former Chairman’s SERP termination. The adverse cash flow impact of our increased operating loss in 2005 was largely offset by the benefit of reductions in inventory levels over the same period.

Net cash used in investing activities in 2005 was $26.6 million, as compared to $440.7 million (including $413.7 million to acquire the predecessor entity) and $32.5 million in the periods from July 30, 2004 through December 25, 2004 and December 28, 2003 through July 30, 2004, respectively. In addition, capital expenditures in 2005 of $25.2 million were $2.7 million lower than the combined 2004 successor and predecessor period figures, while lease acquisition, pharmacy customer file and other costs in 2005 of $8.5 million were lower than the combined 2004 successor and predecessor period figures by $20.9 million. Fiscal 2005 cash flow used in investing activities included $7.1 million of proceeds related to the disposition of certain properties, while fiscal 2004 cash flow used in investing activities included $2.2 million of expenditures related to a sale-leaseback transaction.

Net cash provided by financing activities in 2005 was $23.7 million, as compared to $448.8 million and $11.0 million in the periods from July 30, 2004 through December 25, 2004 and December 28, 2003 through July 30, 2004, respectively. The decrease in cash provided by financing activities in the current year reflects the non-recurrence of the equity contribution and the new debt incurred in connection with the Acquisition in 2004.

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

Net cash used in investing activities was $440.7 million and $32.5 million, in the periods from July 30, 2004 through December 25, 2004 and December 28, 2003 through July 30, 2004, respectively, compared to $55.1 million in 2003. The increase in the successor period primarily represents the $413.7 million cash cost of acquiring the predecessor. In addition, capital expenditures in the 2004 successor period of $10.4 million and 2004 predecessor period of $17.6 million, declined by $13.1 million compared to fiscal 2003 while lease acquisition, pharmacy customer file and other costs in the 2004 successor period of $16.7 million and 2004 predecessor period of $14.9 million, increased by $18.9 million versus fiscal 2003. Fiscal 2003 cash flow used in investing activities also included $1.4 million in connection with the completion of a store acquisition initiated in 2001.

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

The Acquisition was financed as an all-cash transaction whereby Duane Reade Inc.’s common stock outstanding immediately prior to the Acquisition was converted into the right to receive $16.50 per share, without interest. The total transaction value, including transaction expenses and the repayment of indebtedness was approximately $747.5 million, which was funded through new equity investments of approximately $243.5 million and debt of approximately $504 million.

Operating Capital Requirements

Our operating capital requirements primarily result from opening and stocking new stores, remodeling and renovating existing retail locations, purchasing pharmacy files and the continuing development of management information systems. We opened seven new stores during 2005, a decline from 16 stores opened in 2004 and 17 stores opened in 2003. We currently plan to open five new stores in each of fiscal 2006 through fiscal 2008. In 2005, we spent approximately $25.2 million on capital expenditures, primarily for new, renovated and replacement stores, and we spent an additional $8.5 million for lease acquisition, pharmacy customer files and other costs. These amounts were partially offset by $7.1 million of proceeds we received resulting from the sale of two formerly owned properties. We also require working capital to support inventory for our existing and new stores. Historically, we have been able to lease almost all of our store locations, so acquisitions of real estate are not expected to have a significant impact on our capital requirements.

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

We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including revolving loan borrowings under the amended asset-based revolving loan facility will be adequate for the next two years, to make required payments on our indebtedness, to fund anticipated capital expenditures and to satisfy our working capital requirements. We base this belief on our recent levels of cash flow from operations of approximately $3.0 million in 2005 (which includes the absorption of $9.6 million in non-recurring net cash payments made in connection with the termination of our former Chairman’s SERP), $11.3 million in 2004 (which includes the absorption of $40.6 million in Acquisition-related costs), projected improvements in working capital management, anticipated levels of capital expenditures and the additional borrowing capacity under the $225.0 million amended asset-based revolving loan facility, which was approximately $83.8 million at December 31, 2005. Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. In addition, our operating results, cash flow and capital resources may not be sufficient for repayment of our indebtedness in the future. Some risks that could adversely affect our ability to meet our debt service obligations include, but are not limited to, reductions in third party prescription reimbursement rates, declines in the New York City economy, increases in competitive activity, adverse changes in vendor credit terms, changes in drug consumption patterns, additional adverse legislative changes or a major disruption of business in our markets from a terrorist event, natural disaster or other unexpected events. Other factors that may adversely affect our ability to service our debt are described above under “Special Note Regarding Forward-Looking Statements.” Borrowings under the amended asset-based revolving loan facility and the aggregate $210.0 million senior secured floating rate notes bear interest at floating rates. Therefore, our financial condition will be affected by changes in prevailing interest rates. On May 25, 2005, we entered into a hedging transaction through the acquisition of a “no cost collar.”  Under this arrangement, we capped our exposure on $130 million of LIBOR-based borrowings under the floating rate notes at a maximum LIBOR rate of 5.30%. In addition, we established a minimum “floor” LIBOR rate of 3.45%, in line with then current LIBOR rates. This hedging arrangement expires on June 16, 2008.

Debt

Amended Asset-Based Revolving Loan Facility   Our amended asset-based revolving loan facility has a maximum borrowing capacity of $225.0 million, subject to a borrowing base calculation based on specified advance rates against the value of our inventory, pharmacy prescription files and accounts receivable. The amended asset-based revolving loan facility includes a $50 million sub-limit for the issuance of letters of credit. Obligations under the revolving loan facility are collateralized by a first priority interest in inventory, receivables, pharmacy prescription files, deposit accounts and certain other current assets. Under the asset-based revolving loan facility, Duane Reade GP is the sole obligor. However, the asset-based revolving loan facility is guaranteed on a full and unconditional basis by us, Duane Reade Inc. and each of our other domestic subsidiaries other than the obligor.

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

Revolving loans under the asset-based revolving loan facility, at our option, bear interest at either:

•       a rate equal to LIBOR (the London Interbank Offered Rate) plus a margin of from 1.50% to 2.00%, determined based on levels of borrowing availability reset each fiscal quarter; or

•       a rate equal to the prime rate of Banc of America Retail Group Inc. plus a margin of from 0.00% to 0.50%, determined based on levels of borrowing availability reset each fiscal quarter. Borrowings under the amended facility continue to be primarily LIBOR-based. At December 31, 2005, the asset-based revolving loan facility bore interest at a weighted average annual rate of 5.90%.

On August 9, 2005, we used the proceeds from the sale of $50.0 million of additional senior secured notes to repay a portion of outstanding borrowings under our amended asset-based revolving loan facility. Concurrent with the closing of the offering of such notes, the maximum commitment of our amended asset-based revolving loan facility was reduced from $250.0 million to $225.0 million. In addition, the fixed charge coverage ratio was reduced until June 30, 2007.

At December 31, 2005, there was $135.7 million outstanding under the asset-based revolving loan facility, and approximately $83.8 million of remaining availability, net of $5.5 million reserved for standby letters of credit. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt and we do not meet the criteria of FAS 6 to reclassify the debt as long-term. We intend to continue to utilize this facility for our working capital needs though the date of its maturity in July 2008.

Senior Secured Floating Rate Notes due 2010   On December 20, 2004, we closed an offering of $160.0 million aggregate principal amount of senior secured floating rate notes due 2010. Using the net proceeds from that offering, together with approximately $2.2 million of borrowings under the amended asset-based revolving loan facility, we repaid all outstanding principal under the previously existing $155.0 million senior term loan facility, along with approximately $3.6 million of premium and accrued but unpaid interest through December 20, 2004. On August 9, 2005, we issued a further $50.0 million of senior secured notes. These new notes were issued under the same indenture as the December 2004 notes, although they do not trade fungibly with those December 2004 notes.

The senior secured notes bear interest at a floating rate of LIBOR plus 4.50%, reset quarterly. Interest on the senior secured notes is payable quarterly on each March 15, June 15, September 15, and December 15, beginning on March 15, 2005. The senior secured notes mature on December 15, 2010.  At December 31, 2005, the senior secured notes bore interest at an annual rate of 8.99%.

On May 25, 2005, we entered into a hedging transaction through the acquisition of a “no cost collar.” Under this arrangement, we capped our exposure on $130.0 million of LIBOR based borrowings under the senior secured notes at a maximum LIBOR rate of 5.30%. In addition, we established a minimum “floor” LIBOR rate of 3.45% in line with then current LIBOR rates. This hedging arrangement expires on June 16, 2008. The changes in the fair value of the hedge agreement are reflected on the Consolidated Statements of Shareholder’s Equity and Comprehensive Income (Loss) included within the financial statements.

We guarantee the senior secured notes on a full and unconditional, senior secured basis. Duane Reade Inc. and Duane Reade GP are co-obligors under the senior secured notes. The senior secured notes rank equally in right of payment with any of our, Duane Reade Inc’s or Duane Reade GP’s unsubordinated indebtedness and senior in right of payment to any of our, Duane Reade Inc’s or Duane

Reade GP’s subordinated or senior subordinated indebtedness. All obligations under the senior secured notes are guaranteed on a senior basis by each of our existing subsidiaries, other than Duane Reade Inc. and Duane Reade GP, and will be guaranteed by future subsidiaries of Duane Reade Inc. and Duane Reade GP except certain foreign and certain domestic subsidiaries. The senior secured notes and the guarantees are collateralized by a first priority interest in substantially all of our assets other than those assets in which the lenders under the amended asset-based revolving loan facility have a first priority interest. The senior secured notes and the guarantees are also collateralized by a second priority interest in all collateral pledged on a first priority basis to lenders under the amended asset-based revolving loan facility.

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

At December 31, 2005, the weighted average combined interest rate in effect on all variable rate debt outstanding was 7.78%.

Senior Subordinated Notes due 2011   On July 30, 2004, upon completion of the Acquisition, Duane Reade Inc. and Duane Reade GP co-issued $195.0 million of 9.75% senior subordinated notes due 2011. The senior subordinated notes mature on August 1, 2011 and bear interest at 9.75% per annum payable in semi-annual installments on February 1 and August 1, commencing February 1, 2005. The senior subordinated notes are uncollateralized obligations and subordinated in right of payment to all of our, Duane Reade Inc.’s and Duane Reade GP’s existing and future unsubordinated indebtedness, including borrowings under the amended asset-based revolving loan facility and the senior secured notes. The senior subordinated notes will rank equally with any future senior subordinated indebtedness and senior to any future subordinated indebtedness. The senior subordinated notes are guaranteed on an uncollateralized, senior subordinated basis by us and all of Duane Reade Inc.’s existing direct and indirect domestic subsidiaries other than Duane Reade GP, which is a co-obligor under the senior subordinated notes. Upon the occurrence of specified change of control events, we will be required to make an offer to repurchase all of the senior subordinated notes at 101% of the outstanding principal amount of the senior subordinated notes plus accrued and unpaid interest to the date of repurchase. The indenture governing the senior subordinated notes contains certain affirmative and negative covenants that limit the ability of Duane Reade Inc., Duane Reade GP and their restricted subsidiaries to incur additional indebtedness, pay dividends, make repayments on indebtedness that is subordinated to the senior subordinated notes and to make certain other restricted payments, incur certain liens, use proceeds from sales of assets, enter into business combination transactions (including mergers, consolidations and asset sales), enter into transactions with affiliates and permit restrictions on the payment of dividends by restricted subsidiaries. The indenture governing the senior subordinated notes contains customary events of default, which, if triggered, may result in the acceleration of the indebtedness outstanding under the indenture. There are no credit ratings related triggers in the indenture governing the senior subordinated notes that would impact the cost of borrowing, annual amortization of principal or related indebtedness maturity.

Other Factors Influencing our Liquidity

In June 2005, the appraisal panel in the World Trade Center insurance claim litigation determined the amount of our business interruption loss as a result of the events of September 11, 2001. This determination by the panel is subject to existing appeals and potentially additional appeals, and on June 22, 2005, the Court of Appeals affirmed the decision of the trial court, with modifications, including modifications to certain of the legal tests on which the appraisal panel’s decision was based. The appraisal panel has recently requested additional submissions in order to assist it in making a final determination as to the impact of the Court of Appeals’ opinion on its original award. As a result of the appeal process and other uncertainties, we may not actually receive any or all of the panel’s appraised value of this claim, and we cannot be certain of the timing of future payments, if any, with respect to our claim. It should also be noted that any payment to us that might be forthcoming as a result of this claim may also result in the incurrence of additional expenses that are contingent upon the amount of such insurance claim settlement. These expenses, if incurred, are not expected to exceed $6.0 million. Please see “Item 3—Legal Proceedings” for a more detailed explanation of this matter.

Seventeen of our stores, which generated approximately 6.3% of our net sales for fiscal 2005, have leases scheduled to expire before the end of fiscal 2007. Eight of these leases have renewal options. We believe that we will be able to renew the other expiring leases on economically favorable terms or, alternatively, find other economically attractive locations to lease.

As of December 31, 2005, approximately 4,400 of our approximately 6,100 employees were represented by various labor unions and were covered by collective bargaining agreements. Pursuant to the terms of the collective bargaining agreements covering these employees, we are required, in some instances, to pay specified annual increases in salary and benefits contributions relating to the member employees. We do not believe that these increases will have a material impact on our liquidity or results of operations. Our collective bargaining agreement with Local 340A New York Joint Board, UNITE AFL-CIO or UNITE, who represents approximately 700 of our employees in 112 stores, expired on March 31, 2005. The parties have agreed to an extension of this contract through September 30, 2005 and continue to negotiate a successor contract. Duane Reade and UNITE have agreed to honor the terms and conditions of the expired collective bargaining agreement while discussions are ongoing. Effective September 1, 2005, Duane Reade and Local 210, International Brotherhood of Teamsters agreed on a successor collective bargaining agreement which will expire on August 31, 2008. Local 210 represents approximately 300 employees in our Maspeth, New York and North Bergen, New Jersey warehouse facilities.

Under an employment agreement with our former Chairman originally entered into in 1997 and subsequently amended in 2000 and 2001, and then amended and restated in 2002, and again amended and restated in connection with the completed Acquisition, we were required to fund premiums for a split dollar life insurance policy that would provide certain post-retirement benefits. During fiscal 2003 and fiscal 2004, the annual premiums amounted to $5.0 million, and were scheduled to remain at $5.0 million per year through 2010. Upon completion of the Acquisition, under our former Chairman’s amended and restated employment agreement, we elected to terminate the split dollar life insurance contract in exchange for, among other things, the payment to him of $20.5 million on or prior to January 3, 2005 and $4.0 million on or prior to June 30, 2005. We have made all such required payments. Approximately $14.3 million of these payment obligations were offset by the proceeds of the cash surrender value of the split dollar life insurance contract, which was terminated on June 30, 2005 in connection with the final $4.0 million payment to our former Chairman.

The following tables provide information with respect to our commitments and obligations as at December 31, 2005:

	Payments due by Period
	(dollars in thousands)
		Within	Within	Within	After
Contractual Cash Obligations	Total	1 year	2-3 years	4-5 years	5 years
Long-Term Debt(1)(2)	$540,725	$—	135,693	$—	$405,032
Capital Lease Obligations(3)	17,148	4,716	8,485	3,947	—
Operating Leases(4)	1,282,765	122,879	242,190	220,509	697,187
Fixed Interest Payments(5)	114,075	19,013	38,025	38,025	19,013
Former Chairman Severance Payments(6)	4,902	2,442	2,460	—	—
Former Pharmacy Supplier Settlement(7)	4,500	4,000	500	—	—
Total Contractual Cash Obligations	$1,964,115	$153,050	$427,353	$262,481	$1,121,232

(1)          These amounts include $195.0 million of outstanding senior subordinated notes, $210.0 million of outstanding senior secured floating rate notes, $135.7 million outstanding under the amended asset-based revolving loan facility due in 2008, and $32,000 outstanding under the senior convertible notes due in 2022. At December 31, 2005, a further $83.8 million was available for borrowing under the amended asset-based revolving loan facility. For more information about the terms of the indebtedness described above, please see “—Debt,” above.

(2)          At December 31, 2005, approximately $135.7 million was outstanding under our asset-based revolving loan facility. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt and we do not meet the criteria of FAS 6 to reclassify the debt as long-term, however this is not an indication that this credit facility is expected to be retired within the next year. We intend to continue to use this facility for our working capital needs through the date of its maturity in July 2008.

(3)          In January 2005, we entered into a 60-month lease for equipment to be used in the photofinishing departments of our stores. This lease replaced certain operating leases for similar equipment which were satisfied in December 2004. Note 11 of the consolidated financial statements provides further detail on Capital Lease obligations.

(4)          Note 15 of the consolidated financial statements provides further detail on Operating Lease obligations.

(5)          Reflects interest payable on $195.0 million of the senior subordinated notes.

(6)          Reflects payments due to our former Chairman in connection with his replacement on  November 21, 2005.

(7)          Reflects cash payments due to Cardinal Health, a former pharmacy inventory supplier, in full settlement of all outstanding claims. On January 15, 2006, we made $2.0 million of these payments.

		Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Within 1 year	2-3 years	4-5 years	After 5 years
	(dollars in thousands)
Standby Letters of Credit (1)	$5,501	$5,230	$271	$—	$—
Total Commercial Commitments	$5,501	$5,230	$271	$—	$—

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

In connection with the November 21, 2005 replacement of Mr. Cuti by Mr. Dreiling, we expect to pay to Mr. Cuti amounts in cash totaling $6.6 million. We paid $1.65 million of this amount on December 1, 2005, and we expect to pay the remaining amount in equal installments over the 25 months following November 21, 2005. In addition, we expect to continue to provide health insurance coverage for Mr. Cuti during the 25-month period and, upon expiration of that period, if Mr. Cuti is not otherwise eligible under another employer’s comparable medical plan, to provide him with lifetime retiree medical benefits at a cost not to exceed $50,000 annually.

In connection with the appointment of Mr. Dreiling, we were required under his employment contract to make a guaranteed payment to him of $330,000 on or before February 19, 2006, which was paid on February 17, 2006. In addition, Mr. Dreiling’s employment contract stipulates that a guaranteed 2006 bonus of not less that 100% of his current $825,000 annual salary be paid on the same date as any other senior executive bonuses related to the 2006 fiscal year are paid, which we expect will occur in the first quarter of 2007.

In connection with the Acquisition, our former Chairman was granted equity interests in Duane Reade Shareholders and Duane Reade Holdings, consisting of options to purchase shares of our common stock and a profits interest in Duane Reade Shareholders. As a result of the November 21, 2005 replacement of Mr. Cuti by Mr. Dreiling, our former Chairman had the right to require us to purchase for cash to be paid over a two year period all or a portion of these equity interests as he may designate, at a value determined in accordance with a formula. In connection with the replacement of Mr. Cuti by Mr. Dreiling, we will treat all of Mr. Cuti’s equity interests as having vested. The profits interest and options will have no value unless the value of Duane Reade Shareholders and Duane Reade Holdings, respectively, appreciate following the Acquisition. Our former Chairman’s purchase right will be suspended at any time when the exercise of such purchase rights would result in a default under the financing arrangements of Duane Reade Shareholders, Duane Reade Holdings or Duane Reade Inc. On December 21, 2005, Mr. Cuti provided notice to Duane Reade Inc. that he was exercising his repurchase right to cause us to repurchase 5% of his profits interest. Pursuant to the procedures outlined in the new employment agreement, Duane Reade Inc. has advised Mr. Cuti that the value of his profits interest as of December 21, 2005 was determined to equal zero. An investment bank mutually acceptable to Duane Reade Inc. and Mr. Cuti will make a final determination of the value of the profits interest as of December 21, 2005.

In connection with the December 9, 2005 settlement of litigation between us and Cardinal Health, we are required to make payments to Cardinal Health totaling $4.5 million over the period commencing on January 15, 2006 through June 15, 2007, including an initial payment of $2.0 million that was paid on January 15, 2006 and subsequent payments of $1.0 million each on June 15, 2006 and December 15, 2006 and $250,000 each on March 15, 2007 and June 15, 2007. All such amounts had been previously accrued in the financial statements.

At December 31, 2005 we have recorded a litigation-related non-current liability of $20.7 million in connection with the NLRB’s decision in a litigation-related matter with the Allied Trades Council, a union representing employees in 139 of our stores. Because this decision is the initial phase of a complex administrative and judicial process, the ultimate outcome, financial impact and related timing of any future cash disbursement relating to this matter cannot be determined at this time. Until this matter is resolved, we will record additional non-cash pre-tax charges, including interest, which are calculated on the same basis as the charges recorded in the 2003, 2004 and 2005 financial statements. We currently estimate that the charge in 2006 will approximate $4.4 million, subject to changes in the relevant interest rate. Any payments we make in respect of such litigation will have an impact on our liquidity, although we believe that we will have sufficient available borrowings under the amended asset-based loan facility plus cash on hand to make any necessary payments. We have appealed the NLRB’s determination and have been in settlement discussions regarding the resolution of all outstanding disputes.

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

Receivables—Reserves for Uncollectible Accounts

At December 31, 2005 and December 25, 2004, accounts receivable included $37.1 million and $40.5 million, respectively, of amounts due from various insurance companies, pharmacy benefit management companies (“PBM’s”) and governmental agencies under third party payment plans for prescription sales made prior to those dates. Our accounting policy, which is based on our past collection experience, is to fully reserve for all pharmacy receivables over 120 days old that are unpaid at the evaluation date, as well as any other pharmacy receivables deemed potentially uncollectible. Pharmacy receivables other than NY Medicaid are adjudicated at the point of sale and do not generally have issues of collectibility. There was approximately $0.4 million and $3.0 million reserved for uncollectible pharmacy receivables at December 31, 2005 and December 25, 2004, respectively. Other receivables, which primarily consist of amounts due from vendors, are reserved for based upon a specific application of our historical collection experience to the total aged receivable balance. At December 31, 2005 and December 25, 2004, these reserves were approximately $7.7 million and $5.1 million, respectively.

Inventory Shrink Estimates

We perform front-end and pharmacy physical inventories in all of our stores and the distribution centers at least once per year on a staggered cycle basis. Inventories at balance sheet dates are valued using the specific-cost, item-based last-in, first-out (LIFO) method reduced by estimated inventory shrink losses for the period between the last physical inventory in each store and the balance sheet date. These shrink estimates are based on the latest chain-wide trends. At December 31, 2005 and December 25, 2004, a change in this shrink estimate of 1.0% of front-end sales would impact year-to-date pre-tax earnings and related reserves by approximately $4.0 million and $4.3 million, respectively.

Insurance Liabilities and Reserves

At December 31, 2005 and December 25, 2004, there were $4.0 million and $3.5 million of accrued general liability claim costs, respectively, that primarily related to the gross amount payable for customer accident claims. Our policy is to recognize a liability for the estimated projected ultimate settlement value of these claims as well as a provision for incurred but unreported claims as of each balance sheet date. These estimates are made based on a review of the facts and circumstances of each individual claim using experienced third party claims adjustors. These estimates are also reviewed and monitored on an ongoing basis by management. For a majority of the claims, the maximum self-insured portion of any individual claim amounts to $100,000; however, our historical claim settlement experience is significantly lower. At December 31, 2005, there were 196 outstanding claims with an average projected settlement value of approximately $20,300, as compared to 246 outstanding claims with an average projected settlement value of approximately $14,150 at December 25, 2004.

Impairment of Goodwill and Intangible Asset

At December 31, 2005, goodwill, net of accumulated amortization, was approximately $67.8 million. Other net intangible assets consisted of favorable leases of $87.6 million, customer lists of $77.3 million, our trade name of $46.0 million and non-competition agreements of $0.4 million. Our policy is to evaluate our intangible and long-lived assets, exclusive of goodwill, for impairment, when circumstances indicate that impairment may have occurred. This evaluation is generally based on the future undiscounted operating cash flows of the related assets. These circumstances include, but are not limited to, a significant adverse change in legal factors or in the business climate, adverse action or assessment by a regulator, unanticipated competition or the loss of key personnel. Such write-downs would result in a non-cash charge to earnings. Goodwill and indefinite lived intangibles are not amortized but are evaluated annually as of the year end balance sheet date and between annual tests in certain circumstances as required under Statement of Financial Accounting Standards No. 142. We employ a market multiple valuation technique utilizing other public chain drug retailers. Our most recent evaluation of intangibles as of December 31, 2005 resulted in a $16.6 million non-cash intangibles impairment charge. We may be required to perform an interim impairment review if circumstances similar to those listed above indicate that impairment may have occurred. We may be required to recognize an impairment charge at the time an interim or future annual impairment review is performed, depending in part on the estimated value of our market capitalization.

Other Loss Contingencies

Liabilities for loss contingencies are recorded when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Loss contingencies often take years to resolve and can involve complicated litigation matters and potential regulatory actions, the outcomes of which are difficult to predict. At December 31, 2005, we have recorded two loss contingencies representing (i) the estimated liability associated with the NLRB’s decision in a litigation-related matter with the Allied Trades Council and (ii) other legal settlement costs of $2.9 million. At December 25, 2004, we had recorded two loss contingencies representing (i) the estimated liability associated with the NLRB matter and (ii) other legal settlement costs of $1.0 million.

Income Taxes

Our effective tax rate was 22.7% in fiscal 2005, 38.8% in the successor period from July 31, 2004 through December 25, 2004, 25.5% in the predecessor period from December 28, 2003 through July 30, 2004 and 27.1% in fiscal 2003. The effective tax rate has been and is expected to continue to be a major factor in the determination of our profitability and cash flow. As such, a significant shift in the relative sources of our earnings, or changes in tax rules or interpretations, could have a material, adverse effect on our results of operations and cash flow. The decrease in our effective rate in 2005 as compared to the 2004 successor period is attributable to the recording of a $30.4 million valuation allowance against a significant portion of our deferred tax assets and liabilities as a result of evaluating our current and anticipated future financial performance. We expect to continue to record additional valuation allowances during the 2006 fiscal year. The increase in our effective tax rate in the 2004 successor period as compared to prior periods reflects the impact of employment tax credits on significantly reduced pre-tax income, partially offset by incremental tax expense recorded in connection with the New York State legislation enacted during the second quarter of 2003, that eliminated deductions for royalty fee expenses paid to out of state affiliated companies. Employment tax credits represent the benefits earned by us for our participation in various Federal and state hiring incentive programs. These benefits are based on the number of qualifying employees hired and retained by us for a specified time period. Employees qualify for these hiring programs primarily as a result of their enrollment in various economic assistance programs. The annual increase in the value of the employment tax credits reflects the hiring of additional qualifying employees from year to year as a result of our continuing expansion and ongoing presence in the economically challenged regions within the New York greater metropolitan area.

Seasonality

The non-pharmacy business is seasonal in nature, with the Christmas holiday season generating a higher proportion of sales and earnings than other periods.

Inflation

We believe that inflation has not had a material impact on our results of operations during the three years ended December 31, 2005.

Recently Issued Accounting Pronouncements

In December 2002, FAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” was issued. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We have not adopted such voluntary change to the fair value based method. In addition, this statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures about the method of accounting for stock-based compensation and the effect of the method used on reported results. As required, we adopted the disclosure-only provisions of FAS No. 148 effective in 2002.

In December 2004, SFAS No. 123R, “Share-Based Payment” was issued. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. We have adopted the provisions of this statement effective January 1, 2006 and are continuing to evaluate the potential impact as the amount is subject to variation based on the granting of stock compensation in 2006.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial results are subject to risk from interest rate fluctuations on debt, which carries variable interest rates. Variable rate debt outstanding at December 31, 2005 included $135.7 million of borrowings under the amended asset-based revolving loan facility and $210.0 million under the senior secured floating rate notes. At December 31, 2005, the weighted average combined interest rate in effect on all variable rate debt outstanding was 7.78%. A 0.50% change in interest rates applied to the $345.7 million balance of floating rate debt would affect pre-tax annual results of operations by approximately $1.7 million. In addition, there were also $195.0 million of senior subordinated notes and $32,000 of senior convertible notes outstanding at December 31, 2005. The senior subordinated notes and senior convertible notes bear interest payable semi-annually at fixed rates of 9.75% and 3.75%, respectively, and are therefore not subject to risk from interest rate fluctuations.

On May 25, 2005 we entered into a hedging transaction through the acquisition of a “no cost collar.”  Under this arrangement, we capped our exposure on $130 million of LIBOR-based borrowings under the senior secured notes at a maximum LIBOR rate of 5.30%. In addition, we established a minimum “floor” LIBOR rate of 3.45%, in line with then current LIBOR rates. This hedging arrangement expires on June 16, 2008.

The principal objective of our investment management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate our funding needs. As part of our risk management, we may continue to use derivative financial products such as interest rate hedges and interest rate swaps in the future.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DUANE READE HOLDINGS, INC.—SUCCESSOR
DUANE READE INC.—PREDECESSOR
AUDITED FINANCIAL STATEMENTS
Index

Reports of Independent Registered Public Accounting Firms	58
Consolidated Statements of Operations—
For the fiscal year ended December 31, 2005 and the period from July 31, 2004 through December 25, 2004 for the Successor and the period from December 28, 2003 through July 30, 2004 and the fiscal year ended December 27, 2003 for the Predecessor	61
Consolidated Balance Sheets—
As of December 31, 2005 and December 25, 2004	62
Consolidated Statements of Cash Flows—
For the fiscal year ended December 31, 2005 and the period from July 31, 2004 through December 25, 2004 for the Successor and the period from December 28, 2003 through July 30, 2004 and the fiscal year ended December 27, 2003 for the Predecessor	63
Consolidated Statements of Stockholder’s Equity and Comprehensive Income (loss)—
For the fiscal year ended December 31, 2005 and the period from July 31, 2004 through December 25, 2004 for the Successor and the period from December 28, 2003 through July 30, 2004 and the fiscal year ended December 27, 2003 for the Predecessor	64
Notes to Consolidated Financial Statements	65
Schedule II—Valuation and Qualifying Accounts	133

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of Duane Reade Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of Duane Reade Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, stockholder’s equity and comprehensive income (loss), and cash flows for the fiscal year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duane Reade Holdings, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the fiscal year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

New York, New York

March 28, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Duane Reade Holdings, Inc:

In our opinion, the consolidated balance sheet as of December 25, 2004 and the consolidated statements of operations and cash flows for the five month period ended December 25, 2004, listed in the accompanying index, present fairly, in all material respects, the financial position of Duane Reade Holdings, Inc. and its subsidiaries (the “Company”) at December 25, 2004, and the results of their operations and their cash flows for the five month period ended December 25, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the five month period ended December 25, 2004, listed in the accompanying index, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York
April 7, 2005, except for Note 2 to the 2004 financial statements, not included herein, as to which the date is May 16, 2005.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Duane Reade Inc.:

In our opinion, the consolidated statements of operations and cash flows for the seven month period ended July 30, 2004 and for the year ended December 27, 2003, listed in the accompanying index, present fairly, in all material respects, the results of operations and cash flows of Duane Reade Inc. and its subsidiaries (the “Company”) for the seven month period ended July 30, 2004 and for the year ended December 27, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the seven month period ended July 30, 2004 and for the year ended December 27, 2003, listed in the accompanying index, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York
April 7, 2005, except for Note 2 to the 2004 financial statements, not included herein, as to which the date is May 16, 2005.

DUANE READE HOLDINGS, INC.—SUCCESSOR
DUANE READE INC.—PREDECESSOR
Consolidated Statements of Operations (In thousands)

	Successor		Predecessor
		Period from	Period from
	Fiscal Year Ended	July 31, 2004	Dec. 28, 2003	Fiscal Year Ended
	December 31,	through	through	December 27,
	2005	Dec. 25, 2004	July 30, 2004	2003
Net sales	$1,589,451	$670,568	$927,801	$1,465,275
Cost of sales	1,287,855	542,897	745,090	1,168,408
Gross profit	301,596	127,671	182,711	296,867
Selling, general & administrative expenses	273,672	101,677	142,293	229,148
Transaction expenses	681	37,575	3,005	644
Labor contingency expense	4,400	1,789	2,611	12,600
Depreciation and amortization	70,594	27,051	21,902	32,335
Store pre-opening expenses	364	365	470	1,063
Other (Note 19)	31,761	26,433	—	—
	381,472	194,890	170,281	275,790
Operating (loss) income	(79,876)	(67,219)	12,430	21,077
Interest expense	50,004	15,880	7,977	14,117
Debt extinguishment	—	7,525	—	812
(Loss) income before income taxes	(129,880)	(90,624)	4,453	6,148
Income tax benefit (expense)	29,492	35,175	(1,136)	(1,669)
Net (loss) income	$(100,388)	$(55,449)	$3,317	$4,479

DUANE READE HOLDINGS, INC.—SUCCESSOR
DUANE READE INC.—PREDECESSOR
Consolidated Balance Sheets (In thousands, except share and per share amounts)

	December 31,	December 25,
	2005	2004
Assets
Current assets
Cash	$1,362	$1,329
Receivables, net	52,320	58,056
Inventories	235,639	262,323
Deferred income taxes	7,717	9,027
Prepaid expenses and other current assets	26,114	35,716
Total current assets	323,152	366,451
Property and equipment, net	229,134	224,460
Goodwill	67,791	67,791
Other assets, net	251,341	297,032
Total assets	$871,418	$955,734
Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$72,711	$80,154
Accrued interest	9,222	8,209
Accrued expenses	51,959	56,365
Current portion of long-term debt	135,693	153,870
Current portion of capital lease obligations	3,183	780
Total current liabilities	272,768	299,378
Long-term debt	405,032	355,032
Capital lease obligations, less current portion	10,314	2,008
Deferred income taxes	32,117	63,916
Other non-current liabilities	67,265	51,351
Total liabilities	787,496	771,685
Commitments and contingencies (Note 15)
Stockholder’s equity
Preferred stock, $0.01 par; authorized 50,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par; authorized 3,050,000 shares; issued and outstanding: 2,594,977 shares	26	26
Paid-in capital	239,472	239,472
Accumulated other comprehensive income	260	—
Accumulated deficit	(155,836)	(55,449)
Total stockholder’s equity	83,922	184,049
Total liabilities and stockholder’s equity	$871,418	$955,734

The accompanying notes are an integral part of these consolidated financial statements.

DUANE READE HOLDINGS, INC.—SUCCESSOR
DUANE READE INC.—PREDECESSOR
Consolidated Statements of Cash Flows
(In thousands)

	Successor		Predecessor
		Period from	Period from
	Fiscal Year Ended	July 31, 2004	Dec. 28, 2003	Fiscal Year Ended
	December 31,	through	through	December 27,
	2005	Dec. 25, 2004	July 30, 2004	2003
Cash flows from operating activities:
Net (loss) income	$(100,388)	$(55,449)	$3,317	$4,479
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	74,510	28,610	23,003	34,271
Deferred income taxes	(30,150)	(35,884)	5,900	(4,634)
Debt extinguishment	—	4,425	—	730
Non-cash rent expense	13,243	6,221	4,383	9,052
Non-cash impairment charge	16,600	—	—	—
Changes in operating assets and liabilities (net of effect of acquisitions):
Receivables	5,736	(1,569)	(3,057)	8,578
Inventories	27,073	(1,682)	4,385	(39,451)
Accounts payable	(7,018)	14,673	(20,047)	27,752
Prepaid and accrued expenses	2,343	32,087	747	(619)
Other assets and liabilities, net	1,055	461	2,921	7,286
Net cash provided by (used in) operating activities	3,004	(8,107)	21,552	47,444
Cash flows from investing activities:
Capital expenditures	(25,214)	(10,360)	(17,552)	(41,036)
Lease acquisition, customer file and other costs	(8,484)	(16,659)	(14,925)	(12,697)
Asset sales proceeds	7,069	—	—	—
Acquisition price adjustments	—	—	—	(1,382)
Purchase of Duane Reade	—	(413,684)	—	—
Net cash used in investing activities	(26,629)	(440,703)	(32,477)	(55,115)
Cash flows from financing activities:
Proceeds from subordinated note offering	—	195,000	—	—
Proceeds from floating rate notes offerings	47,750	160,000	—	—
Proceeds from term loan	—	155,000	—	—
Proceeds from additional capital	—	239,498	—	—
Repurchase of convertible notes	—	(201,000)	—	—
Repurchase of senior subordinated notes	—	—	—	(1,621)
Repayment of term loans	—	(155,000)	—	(65,091)
Borrowings from revolving credit facility	1,833,698	743,186	941,503	942,537
Repayments of revolving credit facility	(1,851,875)	(670,661)	(930,511)	(872,184)
Deferred financing costs	(3,094)	(16,919)	(841)	(2,191)
Proceeds from exercise of stock options	—	—	1,126	3,761
Repayment of capital lease obligations	(2,821)	(303)	(266)	(471)
Net cash provided by financing activities	23,658	448,801	11,011	4,740
Net increase (decrease) in cash	33	(9)	86	(2,931)
Cash at beginning of year	1,329	1,338	1,252	4,183
Cash at end of year	$1,362	$1,329	$1,338	$1,252
Supplementary disclosures of cash flow information:
Cash paid for interest	$45,108	$8,507	$5,974	$12,237
Cash paid (received) for taxes on income, net of refunds	$1,001	$(857)	$(697)	$1,822
Property acquired under capital lease financing	$13,529	$—	$1,831	$—

The accompanying notes are an integral part of these consolidated financial statements.

DUANE READE HOLDINGS, INC.—SUCCESSOR
DUANE READE INC.—PREDECESSOR
Consolidated Statements of Stockholder’s Equity and Comprehensive Income (Loss)
(Dollars in thousands)

	Preferred Stock		Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive		Comprensive Income
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income	Total	(Loss)
Predecessor
Balance, December 28, 2002	—	$—	24,037,742	$240	$329,542	$(9,379)	$—	$320,403
Common stock issued for exercise of stock options	—	—	365,808	4	3,757	—	—	3,761
Acquisition price adjustment	—	—	—	—	(1,382)	—	—	(1,382)
Net income	—	—	—	—	—	4,479	—	4,479	$4,479
Balance, December 27, 2003	—	—	24,403,550	244	331,917	(4,900)	—	327,261	$4,479
Common stock issued
for exercise of stock options	—	—	135,249	1	1,125	—	—	1,126
Net income - predecessor company						3,317		3,317	$3,317
Balance, July 30, 2004	—	$—	24,538,799	$245	$333,042	$(1,583)	$—	$331,704	$3,317
Successor
Cash proceeds from sale
of common stock	—	$—	2,594,977	$26	$239,472	$—	$—	$239,498
Net loss	—	—	—	—	—	(55,449)	—	(55,449)	$(55,449)
Balance, December 25, 2004	—	—	2,594,977	26	239,472	(55,449)	—	184,049	$(55,449)
Change in fair value of interest rate collar	—	—	—	—	—	—	260	260	$260
Net loss	—	—	—	—	—	(100,388)	—	(100,388)	(100,388)
Balance, December 31, 2005	—	$—	2,594,977	$26	$239,472	$(155,837)	$260	$83,922	$(100,128)

The accompanying notes are an integral part of these consolidated financial statements.

DUANE READE HOLDINGS, INC.—SUCCESSOR
DUANE READE INC.—PREDECESSOR
Notes to Consolidated Financial Statements

1.   Organization and Summary of Significant Accounting Policies

Duane Reade Holdings, Inc. was formed in December 2003 by Oak Hill Capital Partners, LP, a private equity firm (“Oak Hill”) in order to acquire Duane Reade Inc. and its subsidiaries (the “Acquisition”). Duane Reade Holdings, Inc. is a wholly-owned subsidiary of Duane Reade Shareholders, LLC a parent entity also established to effectuate the Acquisition. The Acquisition was completed on July 30, 2004 through the merger of Duane Reade Acquisition (a wholly owned subsidiary of Duane Reade Holdings, Inc.) into Duane Reade Inc. with Duane Reade Inc. being the surviving entity and a wholly owned subsidiary of Duane Reade Holdings, Inc. after the merger transaction. As a result of the Acquisition and resulting change in control and change in historical cost basis of accounting, the operating results are presented separately for predecessor periods up to and including the closing date of the Acquisition (December 28, 2003 through July 30, 2004 and the fiscal year ended December 27, 2003) and the successor period following the closing date of the Acquisition (July 31, 2004 through December 25, 2004 and the fiscal year ended December 31, 2005). The predecessor period financial statements include Duane Reade Inc. and all its subsidiaries and the successor period financial statements include Duane Reade Holdings, Inc. and all its subsidiaries. Duane Reade Holdings, Inc. had nominal activity and no operations prior to the completion of the Acquisition. Except where the context otherwise requires, all references to the “Company” in the Consolidated Financial Statements and these footnotes mean the predecessor for periods ending on or before July 30, 2004 and the successor for periods ending after July 30, 2004.

The primary assets of Duane Reade Holdings, Inc. are its ownership of 100% of the outstanding common stock of Duane Reade Inc. Duane Reade Inc. owns 99% of the outstanding partnership interest of Duane Reade, a New York general partnership, (“Duane Reade GP”) and 100% of all of the outstanding common stock of DRI I Inc. DRI I Inc. owns the remaining 1% partnership interest in Duane Reade. Substantially all of the Company’s operations of 251 drugstores located in the metropolitan New York market are conducted through Duane Reade. In August 1999, two new subsidiaries, Duane Reade International, Inc. and Duane Reade Realty, Inc., were established. Duane Reade distributed to Duane Reade Inc. and DRI I Inc. all rights, title, and interest in all its trademarks, trade names and all other intellectual property rights. In turn, Duane Reade Inc. and DRI I Inc. made a capital contribution of these intellectual property rights to Duane Reade International. This change created a controlled system to manage and exploit these intellectual property rights separate and apart from the retail operations. In addition, Duane Reade distributed some of its store leases to Duane Reade Inc. and DRI I Inc., which in turn made a capital contribution of these leases to Duane Reade Realty. Duane Reade Realty is the lessee under certain store leases entered into after its creation. Duane Reade Realty subleases to Duane Reade the properties subject to those leases.

Significant accounting policies followed in the preparation of the Consolidated Financial Statements are as follows:

Principles of consolidation:   The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

The Company, along with certain of its subsidiaries, is a guarantor of the debt obligations of Duane Reade Inc. and Duane Reade, the New York general partnership. It has no assets or operations other than its investment in its subsidiaries. Accordingly, the Consolidated Financial Statements present the consolidated net assets and operations of the subsidiaries. The guarantees provided by the Company and its other subsidiaries under the debt obligations of Duane Reade Inc. and Duane Reade (described in more detail in Note 10) are full and unconditional, joint and several.

Reporting year:   The fiscal year for the Company is the 52 or 53 week reporting period ending on the last Saturday in December. The 2005 fiscal year contains 53 weeks, while each of the other years presented contains 52 weeks.

Receivables:   Receivables consist primarily of amounts due from various insurance companies, pharmacy benefit management companies (“PBM’s”) and governmental agencies under third party payment plans for prescription sales and amounts due from vendors, a majority of which relate to promotional programs. The Company’s accounting policy, which is based on its past collection experience, is to fully reserve for all pharmacy receivables over 120 days old that are unpaid at the evaluation date, as well as any other pharmacy receivables deemed potentially uncollectible. Pharmacy receivables other than NY Medicaid are adjudicated at the point of sale and do not generally have issues of collectibility. Other receivables, which primarily consist of amounts due from vendors, are reserved for based upon a specific application of the Company’s historical collection experience to the total aged receivable balance. The Company has provided an aggregate allowance for doubtful accounts of $8.1 million at both December 31, 2005 and December 25, 2004. The carrying value of the Company’s receivables approximates fair value given the short-term maturity of these financial instruments.

Inventories and cost of sales:   Inventories are stated at the lower of cost or market with cost determined using the specific cost last-in, first-out (“LIFO”) method. When appropriate, provision is made for obsolete, slow-moving or damaged inventory. At December 31, 2005, inventories would have been $5.8 million lower if they were valued at the lower of specific first-in, first-out cost or market. The lower specific first-in, first-out valuation is due to an inventory purchase accounting step-up at July 30, 2004, most of which was charged to cost of sales in the successor period while on a specific last-in first-out basis, most of the step-up remained in the inventory valuation. The Company’s primary pharmaceutical supplier provides $30.0 million of inventory on a consignment basis. Prescription drug inventory over the consignment limit is owned. As of December 31, 2005 and December 25, 2004, there was approximately $37.6 million and $38.6 million, respectively, of prescription drug inventory over the $30.0 million consignment limit included in the Company’s consolidated balance sheets. Cost of sales includes all store occupancy related costs and expenses, consisting of lease and sublease related income and expenses, other recurring real estate related income and expenses primarily from sales and terminations of leases related to store closings and relocations, sales of market related data, store utility costs and warehouse expenses and distribution costs. The Company reflects promotional allowances from vendors as a reduction of cost of sales or advertising expense, depending on the nature of the allowance, when such advertising or promotions have been completed and the related allowances have been earned. Other recurring real estate related income amounted to approximately $2.5 million, $3.7 million, $2.1 million and $1.5 million in fiscal 2005, the 2004 successor period, the 2004 predecessor period and fiscal 2003, respectively.

Property and equipment:   Property and equipment are stated at cost. Depreciation and amortization are calculated using the half-year convention and straight-line method over the estimated useful lives of assets as follows:

Buildings and improvements	30 years
Furniture, fixtures and equipment	5-10 years
Computer equipment	5-7 years
Leasehold improvements	Life of lease or, if shorter, remaining useful life

Other assets:   Deferred financing costs are amortized using the effective interest method, over the term of the underlying debt. Individual pharmacy customer files and favorable leases are amortized on a straight-line basis over their useful lives, generally seven years and the remaining life of the lease, respectively. Non-competition contracts are amortized over three years.

In accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes certain costs incurred in the development of internal-use software. The Company capitalized $4.7 million, $2.4 million, $1.9 million and $4.5 million of computer software during the 2005 fiscal year, the successor and predecessor periods of 2004 and the 2003 fiscal year, respectively. These capitalized costs are amortized over the useful life of the software, generally seven years.

Intangible assets:   The carrying values of intangible assets subject to amortization and long-lived assets are reviewed and evaluated for impairment by the Company when events and circumstances indicate that the carrying amount of these assets may not be recoverable. For these intangible and long-lived assets, this evaluation is generally based on the future undiscounted operating cash flows of the related assets. Should such evaluation result in the Company concluding that the carrying amount of intangibles or long-lived assets has been impaired, an appropriate write-down to fair value based on discounted cash flows would be recorded. As required by Statement of Financial Accounting Standards (“FAS”) No. 142 (FAS 142) “Goodwill and Other Intangible Assets,” goodwill and indefinite lived intangibles that are not amortized are evaluated for impairment annually and between annual tests in certain circumstances. The Company employs a market multiple valuation technique utilizing other public chain drug retailers. The Company’s most recent evaluation of intangibles as of December 31, 2005 resulted in a $16.6 million non-cash intangibles impairment charge.

Revenue recognition:   The Company recognizes revenues from the sale of merchandise at the time that the merchandise is sold. The Company does not accrue for product returns because the amounts are de minimis.

Advertising expenses:   Costs incurred to produce media advertising are charged to expense when the advertising takes place. For the 2005 fiscal year, the successor and predecessor periods of 2004 and the fiscal year ended December 27, 2003, advertising expense was $16.3 million, $6.5 million, $7.2 million and $12.6 million, respectively.

Pre-opening expenses:   Store pre-opening costs, other than capital expenditures, are expensed when incurred.

Operating lease accounting:   Rent expense for operating leases is expensed over the current lease term on a straight line basis commencing from the date of possession or delivery of the underlying asset. For the successor periods, rent for all leases in place at such acquisition date is expensed on a straight line basis commencing from acquisition date over the remaining lease term. Landlord allowances are amortized on a straight-line basis over the lease term.

Income taxes:   Income taxes are accounted for under the asset and liability method prescribed by Statement of Financial Accounting Standards No. 109 (“FAS 109”). Deferred tax assets and liabilities are determined based on the difference between the book and tax bases of the respective assets and liabilities as well as for the deferred tax effects of tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Valuation allowances are established when management determines that it is more likely than not that a deferred tax asset will not be realized. For the fiscal year ended December 31, 2005, the Company has recorded a valuation allowance of $30.4 million. Please refer to Note 14 “Income Taxes’’ for additional information on this topic. The Company also provides for costs of exposure on previously filed tax returns.

Recently issued accounting standards:   In December 2004, SFAS No. 123R, “Share-Based Payment” was issued. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. The Company adopted SFAS 123R effective January 1, 2006, and is continuing to evaluate the potential impact as the amount is subject to variation based on the granting of stock compensation in 2006.

Employee stock option plans:   The board of directors of Duane Reade Holdings, Inc. adopted the Duane Reade Holdings, Inc. Management Stock Option Plan (the “New Option Plan”), which became effective on the date the Acquisition was completed. The New Option Plan is administered by the compensation committee of the board of directors. Any officer, employee, director or consultant of Duane Reade Holdings or any of its subsidiaries or affiliates is eligible to be designated a participant under the New Option Plan. A maximum of 370,293 shares of our common stock (on a fully diluted basis) may be granted under the New Option Plan.

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

In December 2002, FAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” was issued. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has not adopted such voluntary change to the fair value based method. In addition, this statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures about the method of accounting for stock-based compensation and the effect of the method used on reported results. As required, the Company adopted the disclosure-only provisions of FAS No. 148 effective in 2002.

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

	Successor		Predecessor
		Period from	Period from
	Fiscal Year Ended	July 31, 2004	Dec. 28, 2003	Fiscal Year Ended
	December 31,	through	through	December 27,
	2005	Dec. 25, 2004	July 30, 2004	2003
Net (loss) income, as reported	($100,388)	($55,449)	$3,317	$4,479
Adjust: Total stock-based employee compensation income (expense) determined under fair value based method for all awards, net of related tax effects.(1)(2)	(3,155)	(280)	(2,607)	7,450
Pro forma net (loss) income	($103,543)	($55,729)	$710	$11,929

(1)          Stock-based compensation expense in fiscal 2005 does not reflect any tax effect, as the Company recorded a valuation allowance during the period.

(2)          Includes expense of $2.0 million recorded in fiscal 2005 as a result of the replacement of Mr. Cuti on November 21, 2005.

As described in more detail in Note 16, the Company cancelled 1,337,449 outstanding stock options during the first quarter of 2003 in connection with the Stock Option Exchange Offer, and, on October 1, 2003, issued 1,320,947 options at an exercise price of $16.55 per share to replace those options cancelled. The pro forma compensation income shown in the table above for the 2003 fiscal year includes the reversal of pro forma expenses totaling $9.7 million, related to the granting of these original options, partially offset by compensation expense of $2.3 million attributable to the new options (including replacement options) granted in 2003.

The pro forma compensation income (expense) for stock options has been estimated using the Black-Scholes option pricing model with the following assumptions as follows: For the 2005 fiscal year, the model assumes a dividend yield of 0%, expected volatility of 0%, a risk-free interest rate of 4.3% and an expected term of 7 years. For the period from July 30, 2004 through December 25, 2004, the model assumes a dividend yield of 0%, expected volatility of 0%, a risk-free interest rate of 4.1% and an expected term of 7 years. For the period from December 28, 2003 through July 30, 2004 and the 2003 fiscal year, the model assumes a dividend yield of 0%, expected volatility of 50%, a risk-free interest rate of 6.6% and an expected term of 8 years. These pro forma disclosures may not be representative of the effects on reported net income for future years since options vest over several years and options granted prior to 1995 are not considered.

For the 2005 fiscal year and the successor period of 2004, the weighted average fair value of the stock options granted in these periods calculated under the Black-Scholes option pricing methodology was $25.28 and $24.57, respectively.

In connection with the completion of the Acquisition, the two previously existing stock option plans were terminated. As more fully described in Note 16, the majority of options outstanding under these plans were cancelled or forfeited and the holders of the relatively small number of options whose exercise price was lower than the $16.50 per share cash consideration paid in the Acquisition received a cash payment equal to the difference between $16.50 per share and the option’s exercise price, multiplied by the number of options held by each individual option holder.

Use of estimates:   The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting period. Significant estimates used in the preparation of the consolidated financial statements included herein follow:

Uncollectible accounts receivable:   The Company’s accounts receivable primarily consists of amounts due from third party prescription plans, vendors and credit card processors. The Company fully reserves for all prescription plan receivables over 120 days old that are unpaid at the evaluation date, as well as any other pharmacy receivables deemed potentially uncollectible at the balance sheet date. Although the majority of vendor receivables are collected through authorized deductions against purchases, the Company reserves for the portion of such vendor receivables that it considers to be potentially uncollectible by applying its historical collection experience to the total aged receivable balance. The Company believes that this method provides adequate assurance that such balances are reflected at net realizable value at the balance sheet dates. Credit card receivables are normally collected within five days.

Inventory shrinkage:   Inventory balances are presented net of the Company’s estimated provision for shrink, which is based on the most recent chain-wide trends. The Company takes physical inventories of front-end merchandise in its distribution centers as well as both front-end and pharmacy merchandise in its stores at least once per year. All store inventories are taken on a staggered cycle basis throughout the year.

General liability insurance claims:   Liabilities for the gross amount payable of general liability insurance claims are primarily related to customer accidents. The Company’s policy is to recognize such liabilities based on estimates of the ultimate settlement value of these claims, as well as for estimated incurred but unreported claims as of each balance sheet date. At December 31, 2005 and December 25, 2004, the Company has recorded a liability of $4.0 million and $3.5 million, respectively, reflecting the estimated gross settlement value of its general liability claims.

Other loss contingencies:   Liabilities for loss contingencies are recorded when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable.

Significant vendor relationships:   The Company is party to multi-year, merchandise supply agreements in the normal course of business. The largest of these agreements is with AmerisourceBergen, the Company’s primary pharmaceutical supplier. Generally, these agreements provide for certain volume commitments and may be terminated by the Company, subject in some cases to specified termination payments, none of which would constitute a material adverse effect on the Company’s results of operations, financial position or cash flows. It is the opinion of management that if any of these agreements were terminated or if any contracting party was to experience events precluding fulfillment of its obligations, the Company would be able to find a suitable alternative supplier.

Single regional market:   All of the Company’s operations are conducted within the New York greater metropolitan area. As a result, the Company’s performance will be substantially affected by economic conditions and other factors affecting the region such as the regulatory environment, cost of energy, real estate, insurance, taxes and rent, weather, demographics, availability of labor and geopolitical factors such as terrorism.

   2.   Prior Year Revisions

The figures presented in the Company’s balance sheet as at December 25, 2004 reflect certain revisions from previously published amounts. These revisions, which the Company deems immaterial, affect the balances of goodwill, accrued expenses and deferred income tax liabilities, and have been recorded in order to correct certain misstatements contained within the financial statements for the successor period ended December 25, 2004 that are included in the Company’s Annual Report on Form 10-K, as amended, filed on May 16, 2005.

The revisions recorded to the financial statements for the 2004 successor period do not affect the statements of operations or stockholders equity, and result in changes to only three line items on the balance sheet.  In summary, the revisions are as follows:

1)              An increase to goodwill of approximately $15.6 million

2)              A decrease to accrued expenses of approximately $0.3 million

3)              An increase to deferred tax liabilities of approximately $15.9 million

The primary factor resulting in these revisions was the failure to record a deferred income tax liability related to the $62.6 million value attributed to the Company’s tradename, identified during the valuation of intangible assets completed in connection with the July 30, 2004 acquisition by Oak Hill. This deferred tax liability, calculated at the Company’s effective tax rate of 46.2% (exclusive of the benefit of income tax credits), amounted to $28.9 million.  In addition, certain other deferred tax balances as at December 25, 2004 were determined to be incorrectly stated, and the cumulative effect of the necessary corrections to such balances was a reduction of approximately $13.0 million, resulting in the net increase to deferred income tax liabilities of $15.9 million.

3.   Acquisition of Duane Reade Inc.

On July 30, 2004, Duane Reade Holdings, Inc. indirectly acquired all of the outstanding shares of Duane Reade Inc., a publicly held corporation (“Duane Reade”). The financial statements designated as “Predecessor” reflect the operations of Duane Reade prior to the Acquisition and the financial statements designated as “Successor” reflect the operations and accounts of Duane Reade Holdings, Inc. and its subsidiaries subsequent to the Acquisition.

The Acquisition was accounted for as a purchase, in accordance with the provisions of Statement of Financial Accounting Standards No 141, “Business Combinations”, which created a new basis of accounting and resulted in new valuations for the Company’s and its subsidiaries’ assets and liabilities based on fair values as of the date of the Acquisition. These valuations were largely based on appraisals provided by an independent valuation consultant employed for this purpose.

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

•       Duane Reade Inc. and Duane Reade GP issued $195.0 million of 9 3/4% senior subordinated notes due 2011;

•       The former Chairman forfeited the right to receive various payments under his existing employment contract and received, among other things, a profits interest in Duane Reade Shareholders, LLC and options in Duane Reade Holdings, Inc.; and

•       the other members of senior management forfeited the right to receive approximately $4.2 million of payments under existing contracts, and the Company issued them phantom stock representing, in the aggregate, up to an approximately 1.5% fully diluted economic interest in the Company.

The total consideration paid in the Acquisition was approximately $747.5 million, consisting of:

•       approximately $404.9 million to purchase the equity of Duane Reade Inc.;

•       an aggregate amount of approximately $81.8 million to assume the amended asset-based revolving loan facility;

•       an aggregate amount of approximately $203.2 million to repurchase our outstanding senior convertible notes (representing 100% of the originally issued amount of the notes purchased, plus $2.2 million of accrued but unpaid interest on those notes through July 30, 2004); and

•       an aggregate of approximately $57.6 million to pay fees, costs and expenses, including legal and professional fees, and certain payments to members of management, incurred in connection with the Acquisition and related transactions.

•       The sources and uses of funds for the acquisition are summarized as follows:

Sources of Funds	(millions)
Equity contribution	$239.5
Revolver borrowings	153.8
Senior term loan	155.0
Senior subordinated notes	195.0
Senior management phantom shares	4.2
Total sources of funds	$747.5
Uses of Funds
Purchase of outstanding stock	$404.9
Repayment of existing revolver	81.8
Repayment of senior convertible notes	203.2
Transaction fees and expenses	57.6
Total uses of funds	$747.5

The acquisition cost for the Company of $413.7 million includes the $404.9 million cost of acquiring the Duane Reade stock and certain additional transaction fees and expenses. The remaining transaction fees and expenses included in the sources and uses above were expensed or included in deferred financing costs.

The following summarizes the opening balance sheet of Duane Reade Holdings, Inc. which includes the application of purchase adjustments to record the acquisition of assets and liabilities at fair value at the Acquisition date:

(in thousands)
Cash	$83,785
Receivables	53,032
Inventories	258,870
Deferred taxes	11,787
Other assets	20,734
Total current assets	428,208
Property and equipment	225,600
Goodwill	67,791
Customer lists	96,500
Favorable leases	105,476
Tradename	62,600
Other assets	54,082
Total assets	$1,040,257
Accounts payable	$65,482
Accrued expenses	32,669
Current debt	751
Total current liabilities	98,902
Debt	553,372
Deferred taxes	102,068
Other non-current liabilities	46,417
Total liabilities	800,759
Equity	239,498
Total liabilities and equity	$1,040,257

The figures presented above reflect certain adjustments from previously published amounts. Please refer to Note 2, “Prior Year Revisions,” for a more detailed explanation of these changes.

The amounts assigned to customer lists and lease valuation are being amortized to income over a weighted average life of 5.3 and 6.0 years respectively. The amount assigned to the tradename is not subject to amortization. The Company will generally carry over the historic tax basis of the net assets acquired, therefore the goodwill from this transaction is not tax deductible.

4.   Pharmacy and Customer File Acquisitions

During the 2005 fiscal year, the predecessor and successor periods of 2004 and the 2003 fiscal year, the Company acquired individual pharmacy customer files (which were merged into existing stores) and the operations, including certain lease-related assets, of a number of pharmacy establishments (which were operated as new stores). The table below provides detail of this acquisition activity for each of the periods presented (dollars in millions).

	Successor		Predecessor
	Fiscal Year Ended December 31, 2005	Period from July 31, 2004 through Dec. 25, 2004	Period from Dec. 28, 2003 through July 30, 2004	Fiscal Year Ended December 27, 2003
Customer prescription files	4	2	6	7
Pharmacy establishments	—	4	1	2
Total acquisitions	4	6	7	9
Cash consideration	$2.5	$7.4	$9.1	$6.2
Purchase price allocation:
Identifiable intangibles	$2.4	$5.9	$7.2	$4.0
Goodwill	—	—	0.9	1.4
Inventory	0.4	1.5	1.3	0.6
Property and equipment	—	0.3	—	0.5
Other assets	—	0.2	—	—
Accruals and liabilities	(0.3)	(0.5)	(0.3)	(0.3)
Total	$2.5	$7.4	$9.1	$6.2

The operations of the acquired pharmacies have been included in the consolidated statements of operations from the date of acquisition and did not have a material effect on the reported results of operations of the Company.

During the predecessor period of 2004, the Company reduced goodwill by $3.1 million for a tax valuation reserve which was no longer required.

5.   Receivables

Receivables are summarized as follows (in thousands):

	December 31, 2005	December 25, 2004
Third party pharmacy plans	$37,045	$40,511
Due from vendors	19,539	21,798
Credit cards and other receivables	3,826	3,875
Subtotal	60,410	66,184
Less: allowance for doubtful accounts	(8,090)	(8,128)
Receivables, net of allowances	$52,320	$58,056

6.   Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are summarized as follows (in thousands):

	December 31, 2005	December 25, 2004
Prepaid rent / real estate receivables	$12,993	$7,059
Executive split dollar life insurance policies	—	14,221
Insurance claims receivable	1,882	1,684
Prepaid insurance	1,059	1,367
Prepaid cigarette taxes	965	1,441
Property held for sale	—	2,192
Prepaid leases & contracts	1,605	1,869
Miscellaneous prepaids & receivables	7,610	5,883
	$26,114	$35,716

7.   Property and Equipment

Property and equipment are summarized as follows (in thousands):

	December 31, 2005	December 25, 2004
Furniture, fixtures and equipment	$121,039	$103,497
Building and leasehold improvements including construction in progress	150,960	132,793
	271,999	236,290
Less accumulated depreciation and amortization	42,865	11,830
	$229,134	$224,460

Depreciation and amortization of property and equipment was $32.2 million, $11.8 million, $14.9 million and $21.6 million in fiscal 2005, the successor and predecessor periods of 2004 and fiscal 2003, respectively.

8.   Other Assets

Other assets are summarized as follows (in thousands):

	December 31, 2005	December 25, 2004
Favorable leases (net of accumulated amortization of $23,827 and $7,192)	$87,639	$103,780
Pharmacy customer lists (net of accumulated amortization of $25,553 and $7,297)	77,312	93,907
Trade name	46,000	62,600
Executive split dollar life insurance policy	3,765	3,606
Deferred financing costs (net of accumulated amortization of $5,474 and $1,558)	18,945	17,517
Software & systems development costs (net of accumulated amortization of $3,208 and $581)	13,652	11,552
Security deposits	2,349	2,308
Other	1,679	1,762
	$251,341	$297,032

For the fiscal year ended December 31, 2005, the successor and predecessor periods of fiscal 2004 and the fiscal year ended December 27, 2003, amortization of intangible assets was $38.4 million, $15.2 million, $7.0 million and $10.8 million, respectively. Amortization expense includes amortization of software and system development costs amounting to $2.6 million, $0.6 million, 1.1 million and 1.2 million, respectively. For the 2006 through 2010 fiscal years, the Company expects to incur annual expenses related to the amortization of existing intangible assets of $37.5 million, $37.3 million, $37.2 million, $34.4 million and $26.1 million, respectively.

At December 31, 2005, as a result of the intangibles impairment analysis conducted in accordance with the provisions of FAS 142, the Company recorded a non-cash impairment charge of $16.6 million associated with the valuation of its tradename. The impairment was driven by a decline in forecasted sales.

9.   Accrued Expenses

Other accrued expenses are summarized as follows (in thousands):

	December 31, 2005	December 25, 2004
Accrued salaries and benefits	$8,685	$4,420
Insurance related claims costs	4,531	4,216
Sales tax payable	2,115	4,270
Expense payables	5,711	1,819
Former CEO SERP termination	—	23,000
Accrued professional fees	4,895	4,548
Closed store reserves	10,051	4,500
Accrued rent	2,603	2,164
Accrued legal liabilities	2,902	1,025
Other	10,466	6,403
	$51,959	$56,365

10.   Debt

Debt is summarized as follows (in thousands):

Description of Instrument	December 31, 2005	December 25, 2004
Asset-Based Revolving Loan Facility	$135,693	$153,870
Total Current Debt	135,693	153,870
Senior Secured Floating Rate Notes due 2010	210,000	160,000
9.75% Senior Subordinated Notes due 2011	195,000	195,000
2.1478% Senior Convertible Notes due 2022	32	32
Total Non-current Debt	405,032	355,032
Total Debt	$540,725	$508,902

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

On July 22, 2004, in connection with the Acquisition, the asset-based revolving loan facility was amended to increase the borrowing capacity to an aggregate principal amount of $250 million, subject to an adjusted borrowing base calculation based upon specified advance rates against the value of inventory, pharmacy prescription files and accounts receivable. The amended asset-based revolving loan facility includes a $50 million sub-limit for the issuance of letters of credit. Obligations under the revolving loan facility are collateralized by a first priority interest in inventory, receivables, pharmacy prescription files, deposit accounts and certain other current assets. Under the asset-based revolving loan facility, Duane Reade GP is the sole obligor. However, the asset-based revolving loan facility is guaranteed on a full and unconditional basis by the Company, Duane Reade Inc. and each of the Company’s other domestic subsidiaries other than the obligor.

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

Revolving loans under the asset-based revolving loan facility, at the Company’s option, bear interest at either:

•       a rate equal to LIBOR (the London Interbank Offered Rate) plus a margin of from 1.50% to 2.00%, determined based on levels of borrowing availability reset each fiscal quarter; or

•       a rate equal to the prime rate of Banc of America Retail Group Inc. plus a margin of from 0.00% to 0.50%, determined based on levels of borrowing availability reset each fiscal quarter. Borrowings under the amended facility continue to be primarily LIBOR-based. At December 31, 2005, the asset-based revolving loan facility bore interest at a weighted average annual rate of 5.90%.

In connection with the issuance of $50.0 million aggregate principal amount of senior secured floating rate notes due 2010 in August 2005, the Company permanently reduced the amount of availability under the asset-based revolving loan facility by $25.0 million. As a result, at December 31, 2005, the total amount that could be borrowed under the asset-based revolving loan facility was reduced to $225.0 million.

At December 31, 2005, there was $135.7 million outstanding under the asset-based revolving loan facility, and approximately $83.8 million of remaining availability, net of $5.5 million reserved for standby letters of credit. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt, and the Company does not meet the criteria of FAS 6 to reclassify the debt as long-term. The Company intends to continue to utilize this facility for its working capital needs through the date of its maturity in July 2008.

Senior Secured Floating Rate Notes due 2010.   On December 20, 2004, the Company closed an offering of $160.0 million aggregate principal amount of senior secured floating rate notes due 2010. Using the net proceeds from that offering, together with approximately $2.2 million of borrowings under the amended asset-based revolving loan facility, the Company repaid all outstanding principal under its previously existing $155.0 million senior term loan facility, along with approximately $3.6 million of early repayment premium and accrued but unpaid interest through December 20, 2004. On August 9, 2005, the Company issued a further $50.0 million of senior secured notes. These new notes were issued under the same indenture as the senior secured notes issued in December 2004, although they do not trade fungibly with those notes.

The senior secured notes bear interest at a floating rate of LIBOR plus 4.50%, reset quarterly. Interest on the senior secured notes is payable quarterly on each March 15, June 15, September 15, and December 15, beginning on March 15, 2005. The senior secured notes mature on December 15, 2010. At December 31, 2005, the senior secured notes bore interest at an annual rate of 8.99%.

On May 25, 2005, the Company entered into a hedging transaction through the acquisition of a “no cost collar.”  Under this arrangement, the Company capped its exposure on $130.0 million of LIBOR-based borrowings under the senior secured notes at a maximum LIBOR rate of 5.30%. In addition, the Company established a minimum “floor” LIBOR rate of 3.45% in line with then current LIBOR rates.

This hedging arrangement expires on June 16, 2008.  The changes in the fair value of the hedge agreement are reflected on the Consolidated Statements of Stockholder’s Equity and Comprehensive Income (Loss) included within the financial statements.

The Company guarantees the senior secured notes on a full and unconditional, senior secured basis. Duane Reade Inc. and Duane Reade GP are co-obligors under the senior secured notes. The senior secured notes rank equally in right of payment with any of the Company's, Duane Reade Inc.’s or Duane Reade GP’s unsubordinated indebtedness and senior in right of payment to any of Duane Reade Inc.’s or Duane Reade GP’s subordinated or senior subordinated indebtedness. All obligations under the senior secured notes are guaranteed on a senior basis by each of the Company's existing subsidiaries, other than Duane Reade Inc. and Duane Reade GP, and will be guaranteed by future subsidiaries of Duane Reade Inc. and Duane Reade GP except certain foreign and certain domestic subsidiaries. The senior secured notes and the guarantees are collateralized by a first priority interest in substantially all of Duane Reade Inc. and Duane Reade GP’s assets other than those assets in which the lenders under the amended asset-based revolving loan facility have a first priority interest. The senior secured notes and the guarantees are also collateralized by a second priority interest in all collateral pledged on a first priority basis to lenders under the amended asset-based revolving loan facility.

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

At December 31, 2005, the weighted average combined interest rate in effect on all variable rate debt outstanding was 7.78%.

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

2.1478% Senior Convertible Notes due April 16, 2022.   On April 16, 2002, Duane Reade Inc. completed an offering of $381.5 million aggregate principal amount of Senior Convertible Notes maturing on April 16, 2022 (the “Convertible Notes”). The Convertible Notes were issued at a price of $572.76 per note (57.276% of the principal amount at maturity) and pay cash interest at the rate of 2.1478% per year on the principal amount at maturity, payable semi-annually in arrears on April 16 and October 16 of each year beginning on October 16, 2002, until April 16, 2007. After that date, interest will accrue on the notes as amortization of the original issue discount representing a yield to maturity of 3.75% per year, computed on a semi-annual bond equivalent basis. In December 2002, Duane Reade Inc. repurchased a total of $30.5 million principal value of the Convertible Notes at an average purchase price of $486.99 per $1,000 note, resulting in a remaining net outstanding balance of $201.0 million.

In connection with the Acquisition, Duane Reade Inc. made a tender offer to repurchase all of the $351.0 million outstanding principal value of the Convertible Notes. Upon the closing of the tender offer, a total of $350.9 million principal value ($201.0 million issuance value) was tendered for repurchase, leaving only $55.0 thousand of principal value ($32.0 thousand of issuance value) outstanding. Duane Reade Inc. may redeem for cash all or a portion of the principal value of the outstanding Convertible Notes at any time after April 16, 2007, at a price equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, to the redemption date.

At December 31, 2005, the aggregate maturities of debt are as follows: (dollars in thousands):

2008	$135,693
2009	—
2010	210,000
2011	195,000
Thereafter	32
$540,725

11.   Capital Lease Obligations

The Company has entered into several capital lease agreements for the purpose of acquiring photo processing and point-of-sale equipment for use in its stores. The capital lease obligations are payable in monthly installments and bear interest at a weighted average rate of 12.7%. At December 31, 2005, the aggregate maturity of the capitalized lease obligations and the present value of the net minimum lease payments are as follows (in thousands):

2006	$4,716
2007	4,310
2008	4,175
2009	3,947
$17,148
Less amounts representing interest	3,651
Present value of net minimum lease payments	13,497
Less current maturities	3,183
$10,314

At December 31, 2005, assets acquired under capital leases and the corresponding accumulated amortization were $15.1 million and $3.2 million, respectively.

12.   Other Non-current Liabilities

Other non-current liabilities are summarized as follows (in thousands):

	December 31, 2005	December 25, 2004
Deferred rent	$19,464	$6,221
Labor contingency	20,694	17,000
Deferred income	11,010	6,473
Phantom stock liability	4,199	4,199
Closed store reserve	2,987	12,343
Other	8,911	5,115
	$67,265	$51,351

Deferred income primarily consists of various vendor rebates and real estate-related income to be recognized over the lives of the respective agreements. The phantom stock liability represents the value of shares of common stock pledged to certain of the Company’s Senior Vice Presidents in exchange for certain forfeited payments to which they were entitled in connection with the completion of the Acquisition.

13.   Stockholder’s Equity

Prior to the completion of the Acquisition, Stockholder’s Equity included Preferred Stock and Common Stock as described below:

Preferred Stock—Duane Reade Inc’s preferred stock was composed of two separate issues: (a) Preferred stock, par value $0.01 per share, consisting of 5,000,000 authorized shares, of which there were no shares issued or outstanding at December 27, 2003 or at July 30, 2004, and (b) Series A preferred stock, par value $0.01 per share, consisting of 75,000 authorized shares, of which there were no shares issued or outstanding at December 27, 2003 or at July 30, 2004. The Series A preferred shares were reserved for issuance in the event that the Shareholder Rights Plan was enacted in response to a potential attempted change of control.

The Company’s Board of Directors had the authority, without further action of the shareholders of the Company, to issue shares of preferred stock in one or more series and to fix or determine the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each such series thereof, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption price or prices, liquidation preferences, and the number of shares constituting any series.

The Company’s Board of Directors, without shareholder approval, could issue preferred stock with voting and conversion rights that could have adversely affected the voting power of holders of common stock. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, may have had the effect of discouraging, delaying, or preventing a change in control of the Company. In conjunction with the completion of the Acquisition, each of the authorized shares of preferred stock and Series A preferred stock were cancelled, and are no longer in existence.

Common Stock—Duane Reade Inc’s authorized common stock, par value $.01 per share, consisted of 75,000,000 shares of which 24,403,550 shares and 24,538,799 shares were issued and outstanding at December 27, 2003 and at July 30, 2004, respectively.

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

Preemptive Rights Agreement

A preemptive rights agreement was entered into among certain Oak Hill entities, Duane Reade Shareholders, Duane Reade Holdings, Duane Reade Inc. and Messrs. Cuti, Charboneau, LaBeau, Henry and Ray. The preemptive rights agreement contains, among other things, certain preemptive rights for management, providing that certain equity securities issued by Duane Reade Shareholders or any of its subsidiaries to the members of Duane Reade Shareholders (other than Mr. Cuti) must dilute the interests of all of the parties to the preemptive rights agreement on a proportionate basis. In connection with any such issuance of equity securities, each of Messrs. Cuti, Charboneau, LaBeau, Henry and Ray have the right to purchase from the issuing entity a percentage of equity securities being issued equal to their percentage interest (including phantom stock interest) in Duane Reade Holdings as of such time (and, in the case of Mr. Cuti, taking into account his interest in Duane Reade Shareholders as of such time). To the extent any such members of management no longer maintain equity interests in Duane Reade Shareholders or any of its subsidiaries, they will cease to be beneficiaries of the preemptive rights agreement.

Common Stock of Duane Reade Holdings, Inc.   Duane Reade Holdings, Inc.’s common stock consists of 3,050,000 authorized shares, par value $0.01 per share, of which 2,594,977 shares were issued and outstanding. All of the outstanding shares of Duane Reade Holdings, Inc. are beneficially owned by Duane

Reade Shareholders, LLC. Oak Hill, together with the equity co-investors, owns on a fully diluted basis 100% of the outstanding membership interests in Duane Reade Shareholders, LLC.

Preferred Stock of Duane Reade Holdings, Inc.   Duane Reade Holdings, Inc.’s preferred stock consists of 50,000 authorized shares, par value $0.01 per share, of which there were no shares issued or outstanding.

14.   Income Taxes

The income tax provision for the 2005 fiscal year, the successor and predecessor periods of fiscal 2004 and the 2003 fiscal year consists of the following (in thousands):

	Successor		Predecessor
		Period from	Period from
	Fiscal Year Ended	July 31, 2004	Dec. 28, 2003	Fiscal Year Ended
	December 31,	through	through	December 27,
	2005	Dec. 25, 2004	July 30, 2004	2003
Current:
Federal	$217	$—	($4,439)	$1,059
State & Local	780	218	(246)	2,910
Deferred:
Federal	(15,402)	(27,703)	5,940	606
State & Local	(15,087)	(7,690)	(120)	(2,906)
Total (benefit) expense	($29,492)	($35,175)	$1,136	$1,669

Deferred tax assets and liabilities are determined based on the difference between the book and tax bases of the respective assets and liabilities at December 31, 2005 and December 25, 2004 and are summarized as follows (in thousands):

	December 31,	December 25,
	2005	2004
Deferred tax assets (liabilities)—current:
Deferred income	$1,213	$1,496
Inventories	(2,385)	2,631
Reserves	13,557	4,900
Other, net	177	—
	12,562	9,027
less: Valuation allowance	(4,845)	—
Deferred income taxes—current asset (liability)	$7,717	$9,027
Deferred tax assets (liabilities)—non-current:
Deferred rent	$8,860	$4,455
Deferred income	3,657	—
Long lived assets	(103,468)	(140,738)
Labor contingency and other reserves	15,281	11,958
Alternative minimum tax credits	1,668	1,491
Wage-based and other tax credits	10,212	10,418
Net operating losses	52,280	37,820
Other, net	4,915	10,680
	(6,595)	(63,916)
less: Valuation allowance	(25,522)	—
Deferred income taxes—noncurrent (liability) asset	($32,117)	($63,916)
Total net deferred tax (liabilities) assets	($24,400)	($54,889)

The figures presented as at December 25, 2004 reflect certain adjustments from previously published amounts. Please refer to Note 2, “Prior Year Revisions,” for a more detailed explanation of these changes.

In fiscal 2005 and the successor period of 2004, the Company generated net operating losses of approximately $59.2 million and $72.0 million, respectively. The federal and state tax effects of these net operating losses are reflected as a tax benefit in the deferred income tax provision. Realization of the asset is dependent on generating sufficient taxable income in future periods. Based on historical taxable income and projections of future taxable income over the periods that the deferred tax assets are deductible, management believes that it is more likely than not that the deferred tax assets will not be realized and has therefore established a valuation allowance against the deferred tax assets. The federal, New York State and New York City net operating losses can be carried forward 20 years and will expire beginning in fiscal year 2018. The New Jersey net operating losses can be carried forward seven years and will expire beginning in fiscal year 2011.

Additional deferred tax assets include federal and state tax credits including New York state Zone Equivalent Area (ZEA) credits of $5.1 million which can be carried forward indefinitely and federal Alternative Minimum Tax (AMT) and Job credits of $6.8 million which can be carried forward indefinitely. Based on expected future operating results, management believes that realization of these deferred tax assets is not more likely than not.

As a result of the Company’s significant loss incurred in 2005 and its anticipated future performance based on recently completed projections, the Company evaluated the need to record a valuation allowance against its net deferred tax assets as part of the 2005 tax provision accounting procedures.

The evaluation undertaken included a review of the individual deferred tax components and a corresponding analysis of the anticipated time period during which the “book vs. tax” differences giving rise to the specific assets and liabilities would reverse. Based on the results of this analysis, the Company determined that except for two specific deferred tax liability items, all other deferred tax assets and liabilities were expected to reverse within the same period. The non-reversing items include post-2004 goodwill of $3.5 million and the deferred tax liability associated with the tradename of $20.9 million. Because these items are not amortized for book accounting, a reversal of the corresponding deferred tax liability is not expected to occur within the expiration period.

At December 31, 2005, the Company has approximately $117.2 million of gross deferred tax assets and approximately $111.2 million of gross deferred tax liabilities, resulting in a net deferred tax asset of $6.0 million. After adjusting for the value of the deferred tax liabilities that do not reverse, the resulting valuation allowance amounts to $30.4 million.

The provision for income taxes for the 2005 fiscal year, the successor and predecessor periods of fiscal 2004 and the 2003 fiscal year differs from the amounts of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax accounting income as a result of the following (dollars in thousands):

	Successor				Predecessor
			Period from		Period from
	Fiscal Year Ended		July 31, 2004		Dec. 28, 2003		Fiscal Year Ended
	December 31,		through		through		December 27,
	2005		Dec. 25, 2004		July 30, 2004		2003
Pre-tax accounting (loss) income	$(129,880)	100.0%	$(90,624)	100.0%	$4,453	100.0%	$6,148	100.0%
Statutory rate	(45,458)	35.0	(31,718)	35.0	1,559	35.0	2,152	35.0
State and local taxes, net of federal tax benefit	(13,463)	10.4	(7,250)	8.0	138	3.1	989	16.1
Transaction costs	—	—	4,160	(4.6)	—	—	—	—
Employment tax credits	48	(0.0)	(423)	0.5	(592)	(13.3)	(1,818)	(29.6)
Other	(986)	0.8	56	(0.1)	31	0.7	346	5.6
Subtotal	(59,859)	46.1	(35,175)	38.8	1,136	25.5	1,669	27.1
Valuation allowance	30,367	(23.4)	—	—	—	—	—	—
Effective tax rate	$(29,492)	22.7%	$(35,175)	38.8%	$1,136	25.5%	$1,669	27.1%

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

15.   Commitments and Contingencies

Leases:   Duane Reade leases its store facilities under operating lease agreements expiring on various dates through the year 2033. In addition to minimum rentals, certain leases provide for annual increases based upon real estate tax increases, maintenance cost increases and inflation. Generally, the Company obtains a free rent period during the construction of leasehold improvements for stores. Additionally, the Company’s leases provide for escalations over the term of the lease. Rent expense, including deferred rent, real estate taxes and other rent-related costs and income for the fiscal year ended December 31, 2005, the successor and predecessor periods of fiscal 2004 and the fiscal year ended December 27, 2003 was $146.3 million, $56.2 million, $76.8 million and $121.9 million, respectively.

Minimum annual cash rent obligations under non-cancelable operating leases at December 31, 2005 (including obligations under new store leases entered into but not opened as of December 31, 2005) are as follows (in thousands):

2006	$122,879
2007	123,135
2008	119,055
2009	114,074
2010	106,435
2011 to 2015	442,258
2016 to 2020	212,532
2021 to 2025	40,993
2026 to 2030	1,010
2031 to 2033	395
Total	$1,282,765

Income anticipated to be received during the periods shown above in connection with sub-lease arrangements existing at December 31, 2005 amounts to $45.0 million.

Litigation:   The Company is party to legal actions arising in the ordinary course of business. Based on information presently available to the Company, it believes that the ultimate outcome of these actions will not have a material, adverse effect on its financial position, results of operations or cash flows. In addition, the Company is a party to the following legal actions and matters:

During 2002, the Company initiated a legal action against its former property insurance carrier, in an attempt to recover what it believes to be a fair and reasonable settlement for the business interruption portion of its claim originating from the September 11, 2001 World Trade Center terrorist attack, during which its single highest volume and most profitable store was completely destroyed. The claim is pending before the United States District Court for the Southern District of New York. In September 2003, a trial on certain issues was held regarding some of the matters at issue in the litigation, including whether the Company would have obtained a renewal of its lease at the World Trade Center. The Company has received a favorable ruling on this and other legal issues in the case. The trial court’s decision was appealed by the insurance carrier to the Second Circuit Court of Appeals with respect to several aspects of the decision.

In the meantime, the matter moved into an appraisal process based on the trial court’s interpretation of certain legal tests, which interpretation was among the aspects of the decision challenged by the insurance carrier in its appeal. The appraisal process involves a panel of two appraisers and an arbitrator (to resolve differences between the two appraisers) who determined the amount of insured loss the Company sustained. In June 2005, the appraisal panel determined that the total amount of the business interruption loss that the Company suffered as a result of the events of September 11, 2001 was $50.6 million, including all interest adjustments. The panel further found that the actual amount to be paid by the insurer should be reduced by approximately $9.9 million, plus interest, which represents the amount that was previously paid to the Company in cash by the insurer in 2002. On June 22, 2005, the Court of Appeals affirmed the decision of the trial court, with modifications, including modifications to certain of the legal tests on which the appraisal panel’s decision was based. The appraisal panel has recently requested additional submissions in order to assist it in making a final determination as to the impact of the Second Circuit’s opinion on its original award. The Company believes that the panel’s decision will result in a reduction of the original award, but the amount of the reduction of this claim, if any, cannot be determined at this time.

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

The Company is a party to an NLRB administrative proceeding regarding a dispute with the Allied Trades Council (“ATC”) over whether a negotiating impasse was reached between the Company and the union in August of 2001. The Allied Trades Council represents employees in 139 of the Company’s stores in a collective bargaining agreement that expired on August 31, 2001. The Company’s employees have been working pursuant to the terms of the Company’s December 6, 2001 implemented contract with the ATC, which expired on August 31, 2004. The Company believes an impasse did in fact occur and as a result, it had the right to implement its latest contract proposal at that time which included wage increases, health and welfare benefits, vacation and sick benefits and a 401(k) retirement program. The Company discontinued making additional payments into the various funds associated with the union as it was providing many of these benefits on a direct basis and because its past contributions to these funds caused these funds to be in a position of excessive overfunding. In addition, the Company had concerns that its past payments into these funds were not being managed in a way to ensure they were being properly utilized for the benefit of its employees. On February 18, 2004, an Administrative Law Judge (“ALJ”) who had reviewed various matters related to this proceeding issued a decision and related recommendation, which concluded that the parties were not at impasse. The remedies recommended by the ALJ included, among other things, a requirement for the Company to make its employees whole by reimbursing them for expenses ensuing from the failure to make contributions to the union funds and to make such funds whole, plus interest. This recommendation was adopted by a three-member panel of the NLRB on September 15, 2004. The Company has appealed the NLRB’s determination. If it is enforced by the circuit court of appeals, it could result in the Company being required to contribute amounts that have yet to be determined into the union’s pension benefit, health and welfare and vacation funds. Any potential required contributions resulting from a final judicial determination of this matter would potentially be subject to offset by the amounts that the Company had funded since it implemented its final contract proposal for these same benefits that were paid for its Allied Trades Council employees. Because the NLRB decision represents the first phase of a long and complicated administrative process to be followed by a full judicial review of all of the facts and circumstances, the final outcome cannot be reliably determined at this time. The NLRB’s decision is subject to judicial review by the D.C. Circuit Court of Appeals and a compliance hearing before any financial remedy can be determined. The Company has filed appeal papers with the D.C. Circuit Court of Appeals, and the Court has scheduled a hearing to occur in the early part of 2006 with its decision to follow sometime thereafter. While there can be no definitive assurance, the Company has been advised by its outside labor counsel that its petition for review contains a number of valid defenses and arguments against enforcement of the NLRB decision. The Company has been in settlement discussions regarding the resolution of all outstanding disputes.

In light of the foregoing, while it is the Company’s belief that the final financial outcome of this litigation cannot be determined, under the provisions of Statement of Financial Accounting Standard No. 5 which addresses contingencies, the Company has recorded pre-tax charges of $4.4 million in the year ended December 31, 2005, $1.8 million in the period from July 31, 2004 through December 25, 2004, $2.6 million in the period from December 28, 2003 through July 30, 2004 and $12.6 million in the year ended December 27, 2003. These charges represent the Company’s current best estimate of the loss that would result upon application of the NLRB’s decision. The Company notes that such charges were based upon the facts available to it at the time. In the Company’s opinion, such charges could be subject to significant modification in the future, upon review by the D.C. Circuit Court of Appeals, completion of a compliance hearing and any appeals relating to the outcome of that hearing. These charges reflect the amount of contributions that the Company did not make into the union benefit funds for the period from the August 31, 2001 expiration of the contract through December 31, 2005, reduced by a portion of the benefits it paid directly to or for the benefit of these employees over the same period. It also includes an interest cost for these net contributions from the date they would have been paid until December 31, 2005. While this represents the Company’s current best estimate of the NLRB’s decision, the Company believes that, as of December 31, 2005, the actual range of loss in this matter could be from $0 if the Circuit Court of Appeals does not enforce the NLRB decision at all, to approximately $49 million, if the NLRB’s decision is upheld and there is no offset for any benefits paid over this period.

Until such time as further legal developments warrant a change in the estimate under this accounting standard, or until this matter is resolved, the Company will record additional non-cash pre-tax charges, including interest, which are calculated on the same basis as the charges recorded in the 2003 through 2005 financial statements. The Company currently estimates that the pre-tax charge recorded during the full 12 months of 2006 will approximate $4.4 million, subject to changes in the relevant interest rate.

The Company is a party to related lawsuits, Irving Kroop, et al v. Duane Reade, NY, NY et al, 00 Civ. 9841, et al., instituted by the trustees of several union benefit funds wherein the funds claim that the Company did not make certain required contributions to these funds from January 2000 through

August 2001. By decisions dated August 5, 2004 and September 27, 2004, the District Court awarded judgment to the funds on certain aspects of their complaints. These partial judgments, for which the Company has provided adequate reserves, are subject to further appeal by the Company. In October 2005, the Company paid $705,000 in full settlement of the partial summary judgment. In addition, in December 2005, the Company settled the balance of the case by agreeing to pay an additional $1.4 million. This case is now fully resolved.

In December 2005, the Company and Cardinal Health settled all matters relating to litigation arising out of a dispute regarding certain former supply arrangements and agreements. Under the terms of this settlement, the Company will pay Cardinal Health $4.5 million over a period of time to settle an outstanding trade payable, and has entered into an agreement whereby Cardinal will provide a secondary supply of pharmaceutical products to the Company over approximately two years.

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

Litigation Relating to the Acquisition

The Company is aware of six purported class action complaints challenging the Acquisition consummated by Duane Reade Inc. and Duane Reade Acquisition that have been filed in the Court of Chancery of the State of Delaware, referred to as the “Delaware Complaints,” and three purported class action complaints that have been filed in the Supreme Court of the State of New York. Two of the New York complaints have been dismissed without prejudice. The other New York complaint (the “New York Complaint”) is pending, but has not been served on the Company. The Delaware Complaints name the former Chairman and certain other members of the Company’s board of directors and executive officers as well as Duane Reade as defendants. Four of the Delaware Complaints name Oak Hill as a defendant. The New York Complaint names the former Chairman and certain other members of the Company’s board of directors and executive officers as well as Duane Reade as defendants. One of the dismissed New York complaints named Oak Hill as a defendant.

The Delaware Complaints were consolidated on January 28, 2004, and on April 8, 2004 the plaintiffs in the Delaware actions filed a consolidated class action complaint. The Company believes these lawsuits are without merit and plans to defend these lawsuits vigorously.

Management Agreements:   The Company has employment agreements with several of its executives providing, among other things, for employment terms of up to four years. Pursuant to the terms of such employment and related agreements, the Company may be obligated for certain compensation and benefits in the event of termination.

16.   Benefit Plans

Management Stock Option Plan

The board of directors of Duane Reade Holdings, Inc. adopted the Duane Reade Holdings, Inc. Management Stock Option Plan (the “New Option Plan”), which became effective on the date the Acquisition was completed. The New Option Plan is administered by the compensation committee of the board of directors. Any officer, employee, director or consultant of Duane Reade Holdings or any of its subsidiaries or affiliates is eligible to be designated a participant under the New Option Plan. A maximum of 370,293 shares of our common stock (on a fully diluted basis) may be granted under the New Option Plan.

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

	2004 Management Stock Option Plan
	Total Options	Wtd. Avg Exercise Price	Wtd. Avg Fair Value
Options outstanding, July 30, 2004	—
Options granted	176,477	$100.00	$24.57
Options outstanding, December 25, 2004	176,477	$100.00	$24.57
Options granted	191,320	$100.00	$25.28
Options outstanding, December 31, 2005	367,797	$100.00	$24.94
Weighted average remaining life	9.1 years
Options exerciseable	134,038

As a result of the November 21, 2005 replacement of Mr. Cuti by Mr. Dreiling, all of Mr. Cuti’s options had vested and were exercisable until March 21, 2006, on which date the options expired unexercised.

Prior to the completion of the Acquisition on July 30, 2004, the following two stock option plans were in effect:

1992 Stock Option Plan—On October 12, 1992, the Company adopted the 1992 Stock Option Plan of Duane Reade Holding Corp. (the “Plan”). Under the Plan, a committee designated by the Board of Directors to administer the Plan (the “Committee”) could grant, to executives and other key employees of the Company, nonqualified stock options to purchase up to an aggregate of 510,757 shares of common stock of the Company at an exercise price fixed by the Committee. The options were exercisable at such time or times as the Committee determined at or subsequent to grant. The term of the options set by the Committee did not exceed 10 years.

At July 30, 2004, there were outstanding nonqualified stock options to purchase up to an aggregate of 26,565 shares of common stock, all of which were vested. In connection with the completion of the Acquisition, all outstanding stock options with an exercise price equal to or greater than $16.50 per share were cancelled. Options with an exercise price less than $16.50 per share were considered “in-the-money,” and holders of such options received a payment equal to the difference between $16.50 and the exercise price of the option, multiplied by the number of options held by the option holder. The total amount expended in this regard amounted to $0.4 million

Changes in options outstanding (including options granted outside the Plan) during the predecessor periods in 2004 and 2003 are summarized as follows:

	1992 Stock Option Plan
	Option price per share					Wtd. Avg
	$0.58	$ 7.34- $12.77	$29.37	$40.86	Total Options	Exercise Price
Options outstanding, December 28, 2002	148,350	2,745	9,938	11,311	172,344	$5.08
Options exercised	(124,530)				(124,530)	$0.58
Options cancelled			(9,938)	(11,311)	(21,249)	$35.49
Options outstanding, December 27, 2003	23,820	2,745	—	—	26,565	$1.84
Options outstanding, July 30, 2004 pre-transaction	23,820	2,745	—	—	26,565	$1.84
Options paid to holders	(23,820)	(2,745)			(26,565)	$1.84
Options outstanding, July 30, 2004 post-transaction	—	—	—	—	—	$—

1997 Equity Participation Plan—During 1997, the Company adopted an Equity Participation Plan (the “1997 Equity Participation Plan”), as amended, which provided 3,971,181 options for shares of common stock of the Company to be granted to employees, consultants and non-employee directors of the Company. At July 30, 2004, options for 2,819,857 shares had been granted (net of options for 1,559,112 shares that had been cancelled) to employees and certain non-employee directors, and 2,052,025 options were issued and outstanding as of that date. Under the plan, options granted to employees generally vested 20% on each of the first through fifth anniversaries of the issue date, with some options subject to accelerated vesting if certain performance targets were achieved.

In connection with the completion of the Acquisition, all outstanding stock options with an exercise price equal to or greater than $16.50 per share were cancelled. Options with an exercise price less than $16.50 per share were considered “in-the-money,” and holders of such options, excluding a portion of which that were held by senior management and forfeited in connection with the right to receive certain change-of control payments, received a payment equal to the difference between $16.50 and the exercise price of the option, multiplied by the number of options held by the option holder. The total amount expended in this regard amounted to $1.4 million.

Changes in options outstanding under the 1997 Equity Participation Plan during the predecessor periods in 2004 and 2003 are summarized as follows:

	1997 Equity Participation Plan
	Option price per share					Wtd. Avg
	$8.33- $15.77	$16.50- $19.93	$21.24- $29.38	$31.10- $38.75	Total Options	Exercise Price
Options outstanding, December 28, 2002	869,132	75,700	1,244,559	201,450	2,390,841	$19.88
Options granted	85,000	1,323,947	—	—	1,408,947	$16.48
Options exercised	(241,278)	—	—	—	(241,278)	$8.33
Options cancelled	(1,512)	(37,100)	(1,133,074)	(186,450)	(1,358,136)	$26.55
Options outstanding, December 27, 2003	711,342	1,362,547	111,485	15,000	2,200,374	$14.85
Options exercised	(135,249)	—	—	—	(135,249)	$8.33
Options cancelled	—	(13,100)	—	—	(13,100)	$16.55
Options outstanding, July 30, 2004 pre-transaction	576,093	1,349,447	111,485	15,000	2,052,025	$15.27
Options paid to holders	(175,193)	—	—	—	(175,193)	$8.78
Options forfeited	(400,900)	—	—	—	(400,900)	$9.72
Options cancelled	—	(1,349,447)	(111,485)	(15,000)	(1,475,932)	$17.54
Options outstanding, July 30, 2004 post-transaction	—	—	—	—	—	$—

Stock Option Exchange Offer—On February 27, 2003, the Company offered each eligible employee the opportunity to exchange all of his or her currently outstanding options to purchase shares of the Company’s common stock granted under the 1992 Stock Option Plan or the 1997 Equity Participation Plan with an exercise price equal to or in excess of $16.00 per share (other than certain options granted on May 7, 1999 pursuant to the Company’s Deferred Compensation Stock Grant Program). At the close of the offer on March 27, 2003, the Company accepted for exchange and cancellation options to purchase an aggregate of 1,337,449 shares of common stock. On October 1, 2003, the Company granted 1,320,947 options to replace those previously exchanged. Each new option issued as a result of the exchange had an exercise price of $16.55 per share, reflecting the average closing price of the Company’s common stock as reported on the New York Stock Exchange for the five day trading period ending immediately prior to the October 1, 2003 grant date. Each new option had a ten year term and vested in three equal annual installments, beginning on the first anniversary of the date of grant, except under certain change of control events, in which case the new options immediately became fully vested. The difference between the number of options originally exchanged and the number of options issued on October 1, 2003 represented options held by individuals who resigned or were terminated prior to the grant date and whose options were not reissued. This grant of stock options was considered non-compensatory, as the closing price of the Company’s common stock on the grant date, $16.30 per share, was less than the exercise price of the options granted. In connection with the Acquisition, all of the options exchanged were cancelled because their exercise price exceeded the $16.50 per share Acquisition price.

401(k) Profit-Sharing Plan—The Company maintains an employee savings plan, pursuant to Section 401(k) (the “401(k) Plan”) of the Internal Revenue Code (“IRC”), which, prior to January 1, 2002, covered substantially all non-union employees other than key employees as defined by IRC, and, effective January 1, 2002, became available to certain union employees. Eligible participating employees may contribute up to 10% of their pre-tax salaries, subject to certain IRC limitations. The 401(k) Plan, as amended, provides for employer matching contributions at the discretion of the Company (to a maximum of 1% of eligible pre-tax salaries) and has a feature under which the Company may contribute additional discretionary amounts for all eligible employees. During the fiscal year ended December 31, 2005, the successor and predecessor periods of fiscal 2004 and the fiscal year ended December 27, 2003, the Company incurred expenses of $0.4 million, $0.2 million, $0.2 million and $0.4 million, respectively, related to employer matching contributions.

Organized Labor Benefit Plans—Duane Reade’s collective bargaining agreements with Local 340A New York Joint Board, UNITE AFL-CIO and the International Brotherhood of Teamsters, Chauffeurs and Warehousemen and Helpers of America, Local 815 require certain contributions to multi-employer pension and welfare benefit plans for certain of its employees. For the 2005 fiscal year, the successor and predecessor periods of fiscal 2004 and the 2003 fiscal year, the expenses for such plans were $5.0 million, $1.9 million, $3.5 million and $5.6 million, respectively. The Company, Allied Trades Council and the trustees of those Allied Trades Council plans are in litigation concerning the Company’s contributions to those plans.

17.   Debt Extinguishment Charges

During the successor period of fiscal 2004, the Company recorded total debt extinguishment charges of $7.5 million, which consisted of the following: (1) $4.4 million, reflecting the accelerated amortization of deferred financing costs related to the Company’s term loan facility that was refinanced with the proceeds from the offering of Senior Secured Floating Rate Notes due 2010 and (2) $3.1 million, reflecting the early termination premium incurred in connection with the refinancing of the Company’s term loan facility with the proceeds of the offering of the Senior Secured Floating Rate Notes due 2010.

During the 52 weeks ended December 27, 2003, the Company recorded total debt extinguishment charges of $0.8 million, which consisted of the following: (1) $0.7 million, representing the accelerated amortization of the remaining deferred financing costs associated with the term loan and revolving borrowings that were fully repaid as a result of the refinancing of the Company’s Senior Credit Agreement with an asset-based revolving loan agreement and (2) $0.1 million, representing the premium paid to the holders of the Senior Subordinated Notes and the accelerated amortization of deferred financing costs associated with the $1.6 million principal amount of the Senior Subordinated Notes that were retired.

18.   Related Party Transactions

Management Services Agreement

Under a management services agreement between Oak Hill Capital Management, Inc. (an affiliate of Oak Hill Capital Partners, L.P.) and Duane Reade Acquisition, Oak Hill Capital Management, Inc. received a fee of $8.0 million at the closing of the Acquisition, and Oak Hill Capital Management, Inc. agreed to provide financial advisory and management services to the Company as Duane Reade Inc.’s Board of Directors may reasonably request following the Acquisition. In consideration of these services, Oak Hill Capital Management, Inc. receives an annual fee of $1.3 million, paid quarterly.

Tax Sharing Agreement

Duane Reade Holdings is the common parent of an affiliated group of corporations that includes Duane Reade Inc. and its subsidiaries. Duane Reade Holdings elected to file consolidated federal income tax returns on behalf of the group. Accordingly, Duane Reade Holdings, Duane Reade Inc. and its subsidiaries entered into a tax sharing agreement, under which Duane Reade Inc. and its subsidiaries will make payments to Duane Reade Holdings. These payments will not be in excess of Duane Reade Inc.’s and its subsidiaries’ tax liabilities, if these tax liabilities had been computed on a stand-alone basis.

Trucking Services

The Company is party to a consulting agreement with Transportation Services International (“TSI”), an entity operated by Joseph Cuti, the brother of the former Chairman. TSI provides various trucking, logistical and warehousing consultative services to Duane Reade. The Company’s agreement with TSI is terminable by either party. Duane Reade’s payments to TSI totaled approximately $0.1 million annually in each of the 2005, 2004 and 2003 fiscal years.

19.   Other Expenses

Other expenses in the 2005 fiscal year represents (i) impairment charges resulting from the FAS 142 evaluation of the tradename ($16.6 million), (ii) costs incurred that are attributable to store closings ($2.1 million), (iii) costs associated with the implementation of an income tax indemnity policy related to certain payments to the former Chairman ($1.3 million), (iv) severance and other costs related to the replacement of the former Chairman ($6.9 million), (v) costs related to the required future transfer of a 1998 Corporate-owned life insurance policy to the former Chairman ($3.0 million), (vi) costs related to the former Chairman’s long-term cash award ($0.5 million) and (vii) Oak Hill management fees ($1.3 million). Other expenses of $26.4 million for the period from July 31, 2004 through December 25, 2004 represents (i) costs related to the early retirement of the former Chairman’s Supplemental Executive Retirement Plan (SERP) benefits ($24.5 million), (ii) costs related to the required future transfer of a 1998 Corporate-owned life insurance policy to the former Chairman ($1.0 million), (iii) costs related to the former Chairman’s long-term cash award ($0.4 million) and (iv) Oak Hill management fees ($0.5 million).

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

The following condensed consolidating financial information for the Company presents the financial information of Duane Reade Holdings, Inc., the co-obligors and the subsidiary guarantors, prepared on the equity basis of accounting. Such presentation is based on the Company’s understanding and interpretation of Rule 3-10 under the Securities and Exchange Commission’s Regulation S-X. Deferred income taxes have been allocated to individual entities according to the Company’s income tax allocation methodology. Certain of the prior year information has been adjusted to conform its presentation with the current year. The financial information may not necessarily be indicative of results of operations or financial position had the subsidiary guarantors operated as independent entities.

DUANE READE HOLDINGS, INC.
Condensed Consolidating Statement of Operations
For the fiscal year ended December 31, 2005
(Successor)
(in thousands)

						Duane Reade
	Duane Reade	Duane	Duane	Subsidiary	Consolidating	Holdings, Inc.
	Holdings, Inc.	Reade Inc.	Reade GP	Guarantors	Adjustments	Consolidated
Net sales	$—	$—	$1,589,451	$—	$—	$1,589,451
Cost of sales	—	—	1,287,855	—	—	1,287,855
Gross profit	—	—	301,596	—	—	301,596
Selling, general & administrative expenses	—	—	324,239	(50,567)	—	273,672
Labor contingency	—	—	4,400	—	—	4,400
Transaction expense	—	—	681	—	—	681
Depreciation and amortization	—	—	70,594	—	—	70,594
Store pre-opening expense	—	—	364	—	—	364
Other	—	—	31,761	—	—	31,761
Operating (loss) income	—	—	(130,443)	50,567	—	(79,876)
Equity earnings in affiliates	100,388	100,388	—	1,395	(202,171)	—
Interest expense, net	—	—	50,004	—	—	50,004
Income (loss) before income taxes	(100,388)	(100,388)	(180,447)	49,172	202,171	(129,880)
Income tax (benefit) expense	—	—	(40,974)	11,482	—	(29,492)
Net (loss) income	$(100,388)	$(100,388)	$(139,473)	$37,690	$202,171	$(100,388)

DUANE READE HOLDINGS, INC.
Condensed Consolidating Income Statement
For the period from July 31, 2004 through December 25, 2004
(Successor)
(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$—	$—	$670,568	$—	$—	$670,568
Cost of sales	—	—	542,897	—	—	542,897
Gross profit	—	—	127,671	—	—	127,671
Selling, general & administrative expenses	—	—	120,555	(18,878)	—	101,677
Labor contingency	—	—	1,789	—	—	1,789
Transaction expense	—	—	37,575	—	—	37,575
Depreciation and amortization	—	—	27,051	—	—	27,051
Store pre-opening expense	—	—	365	—	—	365
Other	—	—	26,433	—	—	26,433
Operating (loss) income	—	—	(86,097)	18,878	—	(67,219)
Equity earnings in affiliates	55,449	55,449	—	670	(111,568)	—
Interest expense, net	—	—	15,880	—	—	15,880
Debt extinguishment	—	—	7,525	—	—	7,525
Income (loss) before income taxes	(55,449)	(55,449)	(109,502)	18,208	111,568	(90,624)
Income tax expense	—	—	(42,502)	7,327	—	(35,175)
Net (loss) income	$(55,449)	$(55,449)	$(67,000)	$10,881	$111,568	$(55,449)

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

DUANE READE HOLDINGS, INC.
Condensed Consolidating Balance Sheet
As of December 31, 2005
(Successor)
(in thousands)

						Duane Reade
	Duane Reade			Subsidiary	Consolidating	Holdings, Inc.
	Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Guarantors	Adjustments	Consolidated
Assets
Current assets
Cash	$—	$—	$1,338	$24	$—	$1,362
Receivables	—	—	52,320	—	—	52,320
Due from affiliates	—	71,983	112,660	—	(184,643)	—
Inventories	—	—	235,639	—	—	235,639
Deferred income taxes	—	8,857	5,049	(6,189)	—	7,717
Prepaid expenses and other assets	—	—	26,114	—	—	26,114
Total current assets	—	80,840	433,120	(6,165)	(184,643)	323,152
Investment in affiliates	83,662	83,662	—	330	(167,654)	—
Property and equipment	—	—	229,134	—	—	229,134
Goodwill	—	—	67,791	—	—	67,791
Deferred income taxes	—	1,645	9,032	(10,677)	—	—
Other assets	—	—	205,109	285,132	(238,900)	251,341
Total assets	$83,662	$166,147	$944,186	$268,620	$(591,197)	$871,418
Liabilities and Stockholder's Equity
Current liabilities
Accounts payable	$—	$—	$72,711	$—	$—	$72,711
Due to affiliates	—	—	—	184,641	(184,641)	—
Accrued interest	—	—	9,222	—	—	9,222
Accrued expenses	—	(107)	52,066	—	—	51,959
Current portion of long term debt	—	—	135,693	—	—	135,693
Current portion of capital lease obligations	—	—	3,183	—	—	3,183
Total current liabilities	—	(107)	272,875	184,641	(184,641)	272,768
Long term debt	—	—	643,932	—	(238,900)	405,032
Capital lease obligations, less current portion	—	—	10,314	—	—	10,314
Deferred income taxes	—	80,612	(81,507)	33,012	—	32,117
Other non-current liabilities	—	1,980	65,285	—	—	67,265
Total liabilities	—	82,485	910,899	217,653	(423,541)	787,496
Stockholder's equity
Common stock	26	—	—	—	—	26
Paid-in-capital	239,472	239,498	239,498	2,395	(481,391)	239,472
Accumulated other comprehensive income	—	—	260	—	—	260
Retained earnings	(155,836)	(155,836)	(206,471)	48,572	313,735	(155,836)
Total stockholder's equity	83,662	83,662	33,287	50,967	(167,656)	83,922
Total liabilities and stockholder's equity	$83,662	$166,147	$944,186	$268,620	$(591,197)	$871,418

DUANE READE HOLDINGS, INC.
Condensed Consolidating Balance Sheet
As of December 25, 2004
(Successor)
(in thousands)

						Duane Reade
	Duane Reade			Subsidiary	Consolidating	Holdings, Inc.
	Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Guarantors	Adjustments	Consolidated
Assets
Current assets
Cash	$—	$—	$1,297	$32	$—	1,329
Receivables, net	—	—	58,056	—	—	58,056
Due from affiliates	—	56,602	145,316	(60,010)	(141,908)	—
Inventories	—	—	262,323	—	—	262,323
Deferred income taxes	—	10,167	5,049	(6,189)	—	9,027
Prepaid expenses and other assets	—	—	35,716	—	—	35,716
Total current assets	—	66,769	507,757	(66,167)	(141,908)	366,451
Investment in affiliates	184,049	184,049	—	1,725	(369,823)	—
Property and equipment	—	—	224,460	—	—	224,460
Goodwill	—	—	67,791	—	—	67,791
Deferred income taxes	—	1,645	9,032	(10,677)	—	—
Other assets	—	—	234,200	251,831	(188,999)	297,032
Total assets	$184,049	$252,463	$1,043,240	$176,712	$(700,730)	$955,734
Liabilities and Stockholder's Equity
Current liabilities
Accounts payable	$—	$—	$80,154	$—	$—	80,154
Due to affiliates	—	—	—	141,906	(141,906)	—
Accrued interest	—	—	8,209	—	—	8,209
Accrued expenses	—	—	56,365	—	—	56,365
Current portion of long term debt	—	—	153,870	—	—	153,870
Current portion of capital lease obligations	—	—	780	—	—	780
Total current liabilities	—	—	299,378	141,906	(141,906)	299,378
Long term debt	—	—	544,032	—	(189,000)	355,032
Capital lease obligations, less current portion	—	—	2,008	—	—	2,008
Deferred income taxes	—	65,849	(23,463)	21,530	—	63,916
Other non-current liabilities	—	2,565	48,786	—	—	51,351
Total liabilities	—	68,414	870,741	163,436	(330,906)	771,685
Stockholder's equity
Common stock	26	—	—	—	—	26
Paid-in-capital	239,472	239,498	239,497	2,395	(481,390)	239,472
Retained earnings	(55,449)	(55,449)	(66,998)	10,881	111,566	(55,449)
Total stockholder's equity	184,049	184,049	172,499	13,276	(369,824)	184,049
Total liabilities and stockholder's equity	$184,049	$252,463	$1,043,240	$176,712	$(700,730)	$955,734

DUANE READE HOLDINGS, INC.
Condensed Consolidating Statement of Cash Flows
For the fiscal year ended December 31, 2005
(Successor)
(in thousands)

						Duane Reade
	Duane Reade			Subsidiary	Consolidating	Holdings, Inc.
	Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Guarantors	Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(100,388)	$(100,388)	$(139,473)	$37,690	$202,171	$(100,388)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation and amortization of property and equipment	—	—	74,510	—	—	74,510
Deferred tax provision	—	(997)	(40,635)	11,482	—	(30,150)
Deferred rent expense	—	—	13,243	—	—	13,243
Impairment charge	—	—	16,600	—	—	16,600
Equity in income of subsidiaries	100,388	100,388	—	1,395	(202,171)	—
Changes in operating assets and liabilities:
Receivables	—	1,318	21,693	(17,275)	—	5,736
Inventories	—	—	27,073	—	—	27,073
Accounts payable	—	—	(7,018)	—	—	(7,018)
Prepaid and accrued expenses	—	(321)	2,664	—	—	2,343
Increase in other assets (liabilities), net	—	—	34,355	(33,300)	—	1,055
NET CASH PROVIDED BY
(USED IN) OPERATING ACTIVITIES	—	—	3,012	(8)	—	3,004
Capital expenditures	—	—	(25,214)	—	—	(25,214)
Lease acquisition and other costs	—	—	(8,484)	—	—	(8,484)
Asset sale proceeds	—	—	7,069	—	—	7,069
NET CASH USED IN INVESTING ACTIVITIES	—	—	(26,629)	—	—	(26,629)
Cash flows from financing activities:
Proceeds from senior secured notes	—	—	47,750	—	—	47,750
Deferred financing costs	—	—	(3,094)	—	—	(3,094)
Borrowings from revolving credit facility	—	—	1,833,698	—	—	1,833,698
Repayments of revolving credit facility	—	—	(1,851,875)	—	—	(1,851,875)
Repayments of capital lease obligations	—	—	(2,821)	—	—	(2,821)
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	23,658	—	—	23,658
Net (decrease) increase in cash	—	—	41	(8)	—	33
Cash at beginning of period	—	—	1,297	32	—	1,329
Cash at end of period	$—	$—	$1,338	$24	$—	$1,362

DUANE READE HOLDINGS, INC.
Condensed Consolidating Statement of Cash Flows
For the period from July 31, 2004 through December 25, 2004
(Successor)
(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Cash flows from operating activities:
Net income (loss)	$(55,449)	$(55,449)	$(67,000)	$10,881	$111,568	$(55,449)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	—	—	28,610	—	—	28,610
Deferred tax provision	—	(709)	(42,502)	7,327	—	(35,884)
Debt extinguishment	—	—	4,425	—	—	4,425
Non-cash rent expense	—	—	6,221	—	—	6,221
Equity in income of subsidiaries	55,449	55,449	—	670	(111,568)	—
Changes in operating assets and liabilities:
Receivables	—	709	(2,278)	—	—	(1,569)
Inventories	—	—	(1,682)	—	—	(1,682)
Accounts payable	—	—	14,673	—	—	14,673
Prepaid and accrued expenses	—	—	32,087	—	—	32,087
Increase in other assets (liabilities), net	—	—	19,366	(18,905)	—	461
NET CASH USED IN OPERATING ACTIVITIES	—	—	(8,080)	(27)	—	(8,107)
Capital expenditures	—	—	(10,360)	—	—	(10,360)
Lease acquisition and other costs	—	—	(16,659)	—	—	(16,659)
Acquisition of Duane Reade	—	—	(413,684)	—	—	(413,684)
NET CASH USED IN
INVESTING ACTIVITIES	—	—	(440,703)	—	—	(440,703)
Cash flows from financing activities:
Deferred financing costs	—	—	(16,919)	—	—	(16,919)
Proceeds from floating rate notes	—	—	160,000	—	—	160,000
Proceeds from senior subordinated notes	—	—	195,000	—	—	195,000
Repurchase of convertible notes	—	—	(201,000)	—	—	(201,000)
Borrowings from revolving credit facility	—	—	743,186	—	—	743,186
Repayments of revolving credit facility	—	—	(670,661)	—	—	(670,661)
Additional capital contribution	—	—	239,498	—	—	239,498
Repayments of capital lease obligations	—	—	(303)	—	—	(303)
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	448,801	—	—	448,801
Net (decrease) increase in cash	—	—	18	(27)	—	(9)
Cash at beginning of period	—	—	1,279	59	—	1,338
Cash at end of period	$—	$—	$1,297	$32	$—	$1,329

DUANE READE INC.
Condensed Consolidating Statement of Cash Flows
For the period from December 28, 2003 through July 30, 2004
(Predecessor)
(in thousands)

	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Inc. Consolidated
Cash flows from operating activities:
Net income (loss)	$3,317	$(14,742)	$17,926	$(3,184)	$3,317
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	—	23,003	—	—	23,003
Deferred tax provision	4,760	(5,049)	6,189	—	5,900
Non-cash rent expense	—	4,383	—	—	4,383
Equity in income of subsidiaries	(3,331)	—	147	3,184	—
Changes in operating assets and liabilities:
Receivables	(6,426)	3,369	—	—	(3,057)
Inventories	—	4,385	—	—	4,385
Accounts payable	—	(20,047)	—	—	(20,047)
Prepaid and accrued expenses	554	193	—	—	747
Increase in other assets (liabilities), net	—	27,172	(24,251)	—	2,921
NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES	(1,126)	22,667	11	—	21,552
Capital expenditures	—	(17,552)	—	—	(17,552)
Lease acquisition and other costs	—	(14,925)	—	—	(14,925)
NET CASH USED IN INVESTING
ACTIVITIES	—	(32,477)	—	—	(32,477)
Cash flows from financing activities:
Deferred financing costs	—	(841)	—	—	(841)
Borrowings from revolving credit facility	—	941,503	—	—	941,503
Repayments of revolving credit facility	—	(930,511)	—	—	(930,511)
Proceeds from exercise of stock options	1,126	—	—	—	1,126
Repayments of capital lease obligations	—	(266)	—	—	(266)
NET CASH PROVIDED BY
FINANCING ACTIVITIES	1,126	9,885	—	—	11,011
Net increase in cash	—	75	11	—	86
Cash at beginning of period	—	1,204	48	—	1,252
Cash at end of period	$—	$1,279	$59	$—	$1,338

DUANE READE INC.
Condensed Consolidating Statement of Cash Flows
For the fiscal year ended December 27, 2003
(Predecessor)
(in thousands)

	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Inc. Consolidated
Cash flows from operating activities:
Net income (loss)	$4,479	$(24,239)	$28,654	$(4,415)	4,479
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	—	34,271	—	—	34,271
Deferred tax provision	(6,279)	(9,032)	10,677	—	(4,634)
Debt extinguishment	—	730	—	—	730
Non-cash rent expense	—	9,052	—	—	9,052
Equity in income of subsidiaries	(4,657)	—	242	4,415	—
Changes in operating assets and liabilities:
Receivables	5,598	2,980	—	—	8,578
Inventories	—	(39,451)	—	—	(39,451)
Accounts payable	—	27,752	—	—	27,752
Prepaid and accrued expenses	132	(751)	—	—	(619)
Increase in other assets (liabilities), net	—	46,837	(39,551)	—	7,286
NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES	(727)	48,149	22	—	47,444
Capital expenditures	—	(41,036)	—	—	(41,036)
Lease acquisition and other costs	—	(12,697)	—	—	(12,697)
Acquisition price adjustments	(1,382)	—	—	—	(1,382)
NET CASH USED IN INVESTING
ACTIVITIES	(1,382)	(53,733)	—	—	(55,115)
Cash flows from financing activities:
Deferred financing costs	(31)	(2,160)	—	—	(2,191)
Repayment of bank debt	—	(65,091)	—	—	(65,091)
Repurchase of senior subordinated note	(1,621)	—	—	—	(1,621)
Borrowings from revolving credit facility	—	939,537	—	—	939,537
Repayments of revolving credit facility	—	(869,184)	—	—	(869,184)
Proceeds from exercise of stock options	3,761	—	—	—	3,761
Repayments of capital lease obligations	—	(471)	—	—	(471)
NET CASH PROVIDED BY FINANCING
ACTIVITIES	2,109	2,631	—	—	4,740
Net (decrease) increase in cash	—	(2,953)	22	—	(2,931)
Cash at beginning of period	—	4,157	26	—	4,183
Cash at end of period	$—	$1,204	$48	$—	$1,252

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be reported in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to the regulations of the Securities and Exchange Commission, including controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005 (the “Evaluation”). Based upon the Evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective in terms of the foregoing design. It should be noted that, because of inherent limitations, the Company’s disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

The Company is not an “accelerated filer” within the SEC reporting rules and as a result, is not required to include in this Form 10-K management’s assessment of the effectiveness of our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

During the fourth quarter of fiscal 2005, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting.

ITEM 9B.       OTHER

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth information regarding our directors and executive officers as of March 31, 2006:

Name	Age	Position
Richard W. Dreiling	52	Chief Executive Officer, President and Director
Gary Charboneau	61	Senior Vice President—Sales and Marketing (Duane Reade Inc.)
John K. Henry	56	Senior Vice President and Chief Financial Officer
Jerry M. Ray	57	Senior Vice President—Pharmacy Operations
Charles Newsom	55	Senior Vice President—Store Operations
David D’ Arezzo	47	Senior Vice President and Chief Marketing Officer
Michelle D. Bergman	39	Senior Vice President—General Counsel
Michael S. Green	32	Director
John P. Malfettone	49	Director
Andrew J. Nathanson	47	Director
Denis J. Nayden	50	Director
Tyler J. Wolfram	39	Director

Richard W. Dreiling was appointed our Chief Executive Officer, President and a director of Duane Reade Holdings, Inc. and Duane Reade Inc. on November 21, 2005. Mr. Dreiling previously served as Executive Vice President—Chief Operating Officer of Longs Drug Store Corporation, an operator of a chain of retail drug stores on the West Coast and Hawaii, since March 2005, after having joined Longs in July 2003 as Executive Vice President and Chief Operations Officer. From 1999 to 2003, Mr. Dreiling served as Executive Vice President—Marketing, Manufacturing and Distribution at Safeway, Inc., a food and drug retailer. Prior to that, Mr. Dreiling served from 1998 to 1999 as President of Vons, a Southern California food and drug division of Safeway.

Gary Charboneau has been Senior Vice President in charge of Sales and Marketing of Duane Reade Inc. since February 1993. Prior to joining us, Mr. Charboneau held various positions at CVS, a retail drugstore chain, from 1978 to February 1993, most recently as Executive Vice President. In March 2006, Mr. Charboneau announced his retirement effective July 2006.

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

Jerry M. Ray has been Senior Vice President in charge of Pharmacy Operations since March 2006. He served as Senior Vice President of Store and Pharmacy Operations of Duane Reade Inc. from 1996 to 2006 and served as Vice President of Pharmacy Operations of Duane Reade Inc. from 1995 to 1996. From 1991 to 1994, Mr. Ray served as President and CEO of Begley Drugstores, Inc.

Charles Newsom was appointed as Senior Vice President in charge of Store Operations in January 2006. Prior to joining us he served as Regional Vice President for Winn-Dixie from November of 2004 to

December of 2005. From July 2002 until July 2004, he was the Senior Group Vice President for the New York division of the Eckerd Corporation, responsible for 459 stores in the New York metropolitan area. Before joining the Eckerd Corporation, he was the President of Pueblo Supermarkets in San Juan, Puerto Rico, and also served as Senior Vice President of Pueblo International LLC.

David D’Arezzo was appointed as Senior Vice President and Chief Marketing Officer, a newly created position, in March 2006. Prior to joining us, he spent two years as Chief Operating Officer for Raley's Family of Fine Foods, a privately held supermarket chain headquartered in West Sacramento, CA.  From 2002 to 2003, he served as Executive Vice President of Merchandising and Replenishment at Office Depot, and from 1994 to 2002, he served in various roles with Wegman’s Food Markets, culminating with the position of Senior Vice President of Merchandising. Prior to joining Wegman’s, he held various brand management, marketing and sales positions at Pepsi-Cola Company.

Michelle D. Bergman was promoted to the position of Senior Vice President – General Counsel in December 2005.  Prior to that Ms. Bergman had served as our Vice President – General Counsel since July 2002.  From 2001 to 2002, Ms. Bergman served as Assistant General Counsel of AEA Investors, and prior to that, from 2000-2001 she served as Vice President and Counsel at Credit Suisse First Boston.  From 1994 to 2000, Ms. Bergman was with the law firm of Latham & Watkins.

Michael S. Green became one of our directors in July 2004. He has been a Principal at Oak Hill since August 2004, and prior to that, he was a Vice President at Oak Hill since 2000.

John P. Malfettone became one of our directors and a director of Duane Reade Inc. in January 2005. He is the Chief Operating Officer of Oak Hill and is responsible for finance, operations, human resources, administration, information technology and business planning. In addition, Mr. Malfettone provides assistance to the Oak Hill investment team in managing portfolio company financial and business matters. Prior to joining Oak Hill in 2004, Mr. Malfettone was the Executive Vice President and Chief Financial Officer of MacDermid Inc., a New York Stock Exchange specialty chemical company. Prior to that, from 1990 to 2001, he worked at General Electric Co. serving in numerous roles including GE Capital Assistant Corporate Controller, GE Capital Corporate Controller, GE Capital EVP CFO and Managing Director in GE’s private equity business. He joined GE from the accounting and audit firm, KPMG Peat Marwick, where he was promoted to partner in 1988.

Andrew J. Nathanson became one of our directors at the time of our formation. His principal occupation since March 2000 has been Managing Partner at Oak Hill and Vice President of Oak Hill Capital Management, Inc., the principal business of which is acting as the investment adviser of Oak Hill. From 1989 to 2000, Mr. Nathanson served as Managing Director at Donaldson Lufkin & Jenrette Securities Corporation, an investment bank.

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

Tyler J. Wolfram became one of our directors at the time of our formation. His principal occupation since 2000 has been Partner at Oak Hill. During 2000, Mr. Wolfram served as Managing Director of Whitney & Co., a private equity investment firm. From 1998 to 2000, Mr. Wolfram served as Managing Director of Cornerstone Equity Investors, LLC, a private equity investment firm.

Board Committees

On February 14, 2005, an Audit Committee of the board of directors of Duane Reade Holdings, Inc. was established following the Acquisition in accordance with Section 3(a)(58)(A) of the Exchange Act. Messrs. Michael S. Green, John P. Malfettone and Tyler J. Wolfram were designated and appointed to serve as the members of the Audit Committee. Mr. Malfettone was designated and appointed to serve as its Chairman. The board of directors has determined that Mr. Malfettone is qualified and designated as an Audit Committee Financial Expert.

On February 14, 2005, a Compensation Committee of the board of directors of Duane Reade Inc. was established. Messrs. Andrew J. Nathanson, Denis J. Nayden and Tyler J. Wolfram were designated and appointed to serve as the members of the Compensation Committee. Mr. Nathanson was designated and appointed to serve as its Chairman.

Compensation Committee Interlocks and Insider Participation

During fiscal 2005, Messrs. Nathanson and Wolfram were Vice Presidents of Duane Reade Holdings, Inc. Effective January 2006, Messrs. Nathanson and Wolfram are no longer Vice Presidents of Duane Reade Holdings, Inc. Mr. Nayden is not an employee of the Company or any of its subsidiaries.

Code of Ethics

The Company has implemented a Code of Business Conduct and Ethics for its corporate officers, management and other professional personnel. The Code is required to be signed by each such individual, and is kept on file at the Company’s corporate office. The full text of the Code of Ethics was filed as an exhibit to the Annual Report on Form 10-K of Duane Reade Inc. for the fiscal year ended December 27, 2003.

ITEM 11.         EXECUTIVE COMPENSATION

Mr.                 Dreiling joined us as our new President and Chief Executive Officer on November 21, 2005. As a result, Mr. Anthony J. Cuti, whose compensation is presented in the following tables, is no longer our Chairman, President and Chief Executive Officer. For information regarding Mr. Dreiling’s compensation, see “—Contracts with Executive Officers—Mr. Dreiling’s Employment Arrangements.”

The following table summarizes the principal components of compensation of the former Chief Executive Officer, the current Chief Executive Officer and our other four most highly compensated executive officers for the fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003. The compensation set forth below fully reflects compensation for services performed on our behalf and on behalf of our subsidiaries.

						Long-Term Compensation
						Securities
		Annual Compensation				Underlying	All Other
Name	Principal Position	Year	Salary		Bonus	Stock(1)	Compensation(2)
Richard W. Dreiling	Chief Executive	2005	$63,462	(3)	—	150,363	$7,028
	Officer	2004	—		—	—	$0
		2003	—		—	—	$0
Gary Charboneau(4)	SVP—Sales and	2005	$450,000		—	—	$5,688
	Marketing	2004	$450,000		—	8,500	$2,763,130
		2003	$450,000		—	163,582	$6,220
John K. Henry	SVP—Chief	2005	$430,000		—	—	$9,300
	Financial Officer	2004	$380,769		—	30,600	$892,820
		2003	$350,000		—	177,600	$9,400
Jerry M. Ray	SVP—Store and	2005	$430,000		—	—	$5,688
	Pharmacy	2004	$380,769		—	13,600	$1,633,360
	Operations	2003	$350,000		—	143,090	$4,270
Anthony J. Cuti	Former Chief	2005	$923,077		—	—	$26,131,589
	Executive Officer	2004	$907,692		—	115,277 (5)	$7,631,928
		2003	$850,000		—	462,550	$555,835
Timothy R. LaBeau(6)	Former SVP—	2005	$385,000		—	—	$0
	Merchandising	2004	$385,000		$75,000	8,500 (8)	$107,910
		2003	$162,000	(7)	—	75,000	$8,870

(1)          The amounts in this column related to the 2005 fiscal year reflect options to purchase shares of common stock of Duane Reade Holdings granted under our New Option Plan in connection with the hiring of Mr. Dreiling to replace Mr. Cuti as our Chief Executive Officer and President. The amounts in this column related to the 2004 fiscal year reflect options to purchase shares of common stock of Duane Reade Holdings granted in connection with the Acquisition under our New Option Plan. The amounts in this column related to the 2003 fiscal year reflect grants of options to purchase shares of Duane Reade Inc., the predecessor of Duane Reade Holdings, Inc. Such options were cashed out in connection with the Acquisition. See “Aggregate Options Exercised in Fiscal Year Ended December 31, 2005” and “—Senior Vice President Arrangements” below.

(2)          The amounts in this column include the dollar value of the premiums paid by us with respect to (i) the term portion of a split dollar life insurance policy purchased on the life of Mr. Cuti ($43,510) and (ii) a separate term life insurance policy purchased on the life of Mr. Cuti ($85,000). In addition, this column includes the income tax reimbursement to Mr. Cuti in connection with the dollar value of the premiums for the term portion of the split dollar life policy paid in 2004 and 2005 ($104,162), as well as the value of certain perquisites paid to Mr. Cuti ($81,609, including club membership expenses of $60,943), Mr. Dreiling ($7,028), Mr. Charboneau ($2,888), Mr. Henry ($6,500) and Mr. Ray ($2,888). In addition, this column includes matching contributions made by us to our 401(k) plan during 2005 as follows: Mr. Charboneau ($2,800), Mr. Henry ($2,800) and Mr. Ray ($2,800). The amounts in this column also include payments to Mr. Cuti in the amount of $23,000,000, reflecting the remaining portion of the amounts payable in connection with our election to terminate the SERP obligation, $900,000, reflecting the first annual long-term cash award to which Mr. Cuti was contractually entitled and $1,917,308, reflecting a portion of the total severance benefits to which Mr. Cuti is entitled as a result of his November 21, 2005 replacement.

(3)          Mr. Dreiling joined us effective November 21, 2005. The amount shown reflects a pro-rated portion of his annual salary for that fiscal year.

(4)          In March 2006, Mr. Charboneau announced his retirement, effective July 2006.

(5)          These options expired unexercised on March 21, 2006.

(6)          Mr. LaBeau is our former Senior Vice President – Merchandising.  His employment with us ended in March 2006.

(7)   Mr. LaBeau joined us effective July 21, 2003. The amount shown reflects a pro-rated portion of his annual salary for that fiscal year.

(8)          In connection with Mr. LaBeau’s termination in March 2006, such options vested and Mr. LaBeau has 90 days to exercise them after which they expire.

Option Grants in Last Fiscal Year

The following table sets forth information concerning stock options granted to the named executive officers in fiscal 2005.

	Individual Grants
	Number of	% of Total
	Securities	Options				Potential Realized Value At
	Underlying	Granted To				Assumed Annual Rates Of
	Options	Employees	Exercise			Stock Price Appreciation
	Granted	In Fiscal	Price			For Option Term(2)
Name	(#)(1)	Year	($/SH)	Expiration Date		5%($)	10%($)
Richard W. Dreiling	150,363	78.6%	$100.00	Nov. 21, 2015		$9,456,248	$23,963,990
Gary Charboneau	—	0.0%	$100.00	July 30, 2014		$—	$—
John K. Henry	—	0.0%	$100.00	July 30, 2014		$—	$—
Jerry M. Ray	—	0.0%	$100.00	July 30, 2014		$—	$—
Anthony J. Cuti	—	0.0%	$100.00	July 30, 2014	(3)	$—	$—
Timothy R. Labeau	—	0.0%	$100.00	July 30, 2014	(4)	$—	$—

(1)          All of the above stock option awards to purchase shares of common stock of Duane Reade Holdings were granted under our New Option Plan in connection with the hiring of Mr. Dreiling to replace Mr. Cuti as our Chief Executive Officer and President. Of the total 150,363 options granted to Mr. Dreiling, 60 percent of such options vest in four equal installments beginning on the first anniversary of the date of grant, with all options becoming fully vested on the fourth anniversary of the date of grant. The remaining 40 percent of the options granted to Mr. Dreiling vest only upon the attainment of specific corporate financial milestones, as more clearly defined in Mr. Dreiling’s Stock Option Agreement. The exercise prices were based on the fair market value of the shares of common stock at the time the options were granted (as determined in accordance with our New Option Plan). The options terminate ten years after the date of grant. Upon a termination of employment for any reason, all unvested options will expire immediately and vested options will expire as of (i) the date of the executive’s termination of employment for cause, as determined by our compensation committee, (ii) 180 days after the executive’s termination by reason of death or permanent disability, or (iii) 30 days after the executive’s termination of employment for any reason other than death, permanent disability or cause. Vesting will accelerate in certain instances, including a “sale of the company,” as defined in the plan.

(2)          The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the SEC and therefore are not intended to forecast possible future appreciation, if any, of our stock price. The gains reflect a future value based upon growth at these prescribed rates.

(3)          These options expired unexercised on March 21, 2006.

(4)          In connection with Mr. LaBeau’s termination in March 2006, such options vested and Mr. LaBeau has 90 days to exercise them after which they expire.

Aggregate Options Exercised in Fiscal Year Ended
December 31, 2005 and Fiscal Year-End Option Values

The following table summarizes the number and value of all exercised and unexercised options held by the former Chief Executive Officer, the current Chief Executive Officer and our other four most highly compensated executive officers at the end of fiscal 2005.

			Number of Securities
			Underlying Unexercised			Value of Unexercised
			Options at			In-The-Money Options at
	Shares Acquired		Fiscal Year End			Fiscal Year End
Name	on Exercise	Value Realized	Exerciseable	Unexerciseable(1)		Exerciseable	Unexerciseable
Richard W. Dreiling	—	$—	—	150,363		$—	$—
Gary Charboneau	—	$—	—	8,500		$—	$—
John K. Henry	—	$—	—	30,600		$—	$—
Jerry M. Ray	—	$—	—	13,600		$—	$—
Anthony J. Cuti	—	$—	—	115,277	(2)	$—	$—
Timothy R. Labeau	—	$—	—	8,500	(3)	$—	$—

(1)          This column reflects stock options to purchase shares of common stock of Duane Reade Holdings granted under our New Option Plan. The exercise price is based on the fair market value of the shares of common stock at the time the options were granted.

(2)          These options expired unexercised on March 21, 2006.

(3)          In connection with Mr. LaBeau’s termination in March 2006, such options vested and Mr. LaBeau has 90 days to exercise them after which they expire.

Management Stock Option Plan

Our board of directors adopted the Duane Reade Holdings, Inc. Management Stock Option Plan, which is referred to in this report as the “New Option Plan,” which became effective on the date the Acquisition was completed. The New Option Plan is administered by the compensation committee of our board of directors. Any officer, employee, director or consultant of Duane Reade Holdings or any of its subsidiaries or affiliates is eligible to be designated a participant under the New Option Plan. On November 21, 2005, we amended the New Option Plan so that a maximum of 370,293 shares of our common stock (on a fully diluted basis) may be granted under the New Option Plan.

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

On November 21, 2005, we granted Mr. Dreiling, our new Chief Executive Officer and President, options to purchase 150,363 shares of our common stock under the New Option Plan. See
“—Mr. Dreiling’s Employment Arrangements” for more information regarding this grant.

Senior Vice President Phantom Stock

Certain senior vice presidents of Duane Reade Inc. were awarded SVP phantom stock under a phantom stock plan that was adopted effective as of the date of the Acquisition, representing, in the aggregate, approximately 1.5% of the shares of our common stock (on a fully diluted basis). The SVP phantom stock was granted to the senior vice presidents for future services and in exchange for relinquishing certain payments in connection with the Acquisition and in entering into new employment letters.

At the closing of the Acquisition, Messrs. Charboneau, Henry and Ray relinquished an aggregate amount of approximately $2.6 million with respect to their rights under Duane Reade Inc.’s supplemental executive retirement plan/split dollar life insurance arrangement which would have required us to transfer ownership of the underlying life insurance policies to each of them. At the closing of the Acquisition, Mr. LaBeau relinquished payments with respect to “in-the-money” options totaling approximately $55,000 and retention payments totaling approximately $0.8 million. Mr. Ray also relinquished retention payments totaling approximately $0.3 million and a payment of approximately $0.4 million under an existing price guarantee on stock options awarded to him in May 1999.

Each senior vice president entered into an award agreement under the Phantom Stock Plan under which he was awarded a specific number of shares of SVP phantom stock. References to awards are references to the total number of shares of SVP phantom stock granted to a particular senior vice president. This was a one time award of phantom stock to the senior vice presidents, and no other awards of phantom stock have been or are expected to be made. Each share of SVP phantom stock represents a share of our common stock. The SVP phantom stock awards vest ratably over a two year period, subject to partial acceleration upon a change of control. Acceleration occurring in connection with a change of control will be to the extent necessary to participate in a transfer giving rise to a tag-along or drag-along right (as if the phantom shares representing the SVP phantom stock were actual shares, to the extent applicable). Awards are generally to be settled (or paid) in shares of our common stock or, in connection with a drag-along event, using the same form of consideration received by our common stockholders in connection with such a transaction, by treating one share of SVP phantom stock as a share of our common stock. Awards of SVP phantom stock will settle in whole or in part, depending upon the extent to which the senior vice president has vested in his award, on a drag-along event, tag-along event, initial public offering of our common stock or five years following the Acquisition. Awards of SVP phantom stock will also settle, to the extent vested, following the senior vice president’s death or termination of employment without “Cause” or for “Good Reason” as each term is defined in the new SVP employment letter. Upon termination of employment under certain limited circumstances, the SVP phantom stock awards may be settled in cash at fair market value, treating each share of SVP phantom stock as one share of our common stock. Shares of our common stock received by the senior vice presidents through the settlement of a SVP phantom stock award are subject to the stockholders and registration rights agreement which is more fully described in “Certain Relationships and Related Transactions—Agreements Relating to Duane Reade Holdings—Stockholders and Registration Rights Agreement.” In addition, SVP phantom stock awards participate in dividends to the same extent as the holders of our common stock. SVP phantom stock awards also contain a sunset provision that provides that these awards, to the extent not yet settled, may be settled in shares of our common stock no earlier than July 30, 2009.

Contracts with Executive Officers

Mr. Dreiling’s Employment Arrangements

The employment agreement with Mr. Dreiling provides for an initial annual base salary of $825,000 and an annual bonus opportunity ranging from 50% to 150% of his base salary; provided, however, that Mr. Dreiling’s annual bonus for fiscal year 2006 is guaranteed at no less than 100% of his base salary, subject to his remaining employed by us on the date such 2006 annual bonuses are paid to other senior executives.  The actual annual bonus paid to Mr. Dreiling will be based on Duane Reade Inc.’s attainment of 95% to 105% of pre-determined EBITDA targets (as set forth in the employment agreement). On February 17, 2006, upon completion of 90 days of employment, we paid Mr. Dreiling a one-time bonus of $330,000.

Mr. Dreiling’s employment agreement provides for an initial term of four years. Thereafter, the agreement shall continue for consecutive one-year periods unless either we or Mr. Dreiling gives the other written notice that the agreement will terminate at the end of such term at least 90 days prior to the end of the initial term or any extension term. If such notice of non-renewal is given by us, Mr. Dreiling is entitled to a severance payment of two times his then-current base salary and continued health benefits to be paid over a period of 24 months from the end of his employment term.

The agreement provides that Mr. Dreiling shall be granted a nonqualified stock option under our New Option Plan to purchase 5% of our outstanding common stock on a fully diluted basis as of the November 21, 2005 effective date of the employment agreement pursuant to a separate stock option agreement, which is described below.

Mr. Dreiling is entitled to the pension and welfare benefits that are generally available to our other senior executives. Mr. Dreiling is also entitled to reimbursement of certain costs and expenses to assist him with his relocation from Pleasanton, California to the greater New York tri-state area, including six months of temporary housing costs at up to $5,000 per month, travel expenses for house-hunting trips, moving and closing costs, and $30,000 for any other expenses related to the relocation. To the extent any of such reimbursements are taxable to Mr. Dreiling, we will pay him an additional payment such that after the payment of all such taxes and any taxes on the additional payments, he will be in the same after-tax position as if no such tax had been imposed.

If Mr. Dreiling voluntarily leaves our employ without “good reason” (as defined in the employment agreement) or is discharged for “cause” (as defined in the employment agreement), he shall not be entitled to receive any further salary, bonuses, benefits or severance after his date of termination.  If his employment terminates for death or disability, Mr. Dreiling (or his estate) will be entitled to any earned but unpaid bonuses, his one-time and 2006 guaranteed annual bonus (if unpaid), and an annual bonus for the year of termination based on actual achievement of Duane Reade Inc.’s EBITDA goals and pro rated based on his days of service prior to such termination.

If Mr. Dreiling voluntarily leaves our employ for “good reason” or is terminated by Duane Reade without “cause,” Mr. Dreiling will be entitled to all the benefits due upon a termination for death or disability, plus a severance payment payable in equal installments over a period of 24 months of an amount equal to two times the sum of his then-current base salary plus the “severance bonus” (as defined in the employment agreement).  Mr. Dreiling is also entitled to receive health benefits during the period he is receiving severance payments.  If such a termination of Mr. Dreiling’s employment occurs within 24 months after a “change in control” (as such term is defined in the stock option agreement), he will be entitled to all of the foregoing benefits, except that the severance benefits shall be paid in a single lump sum rather than in installments.

Mr. Dreiling’s post-termination benefits are conditioned on his compliance with confidentiality provisions and covenants not to solicit employees of Duane Reade Inc. and not to compete with Duane Reade Inc. in the chain drug business in the greater New York area for a period of two years following his termination, and on his execution and non-revocation of a general release and waiver of claims in favor of Duane Reade Inc.  Duane Reade Inc. reserves the right to cease payment of, and to “claw back,” certain of Mr. Dreiling’s post-termination benefits in the event that he breaches any of the non-competition and non-solicitation covenants.

Mr. Dreiling’s employment agreement also entitles him to reimbursement of up to $50,000 in legal fees incurred in connection with his entering into the employment agreement.

In connection with the appointment of Mr. Dreiling to his positions with Duane Reade, our board of directors approved the grant of nonqualified options to purchase 150,363 shares of our common stock under the New Option Plan and pursuant to a stock option agreement, dated as of November 21, 2005.  The exercise price of each option is $100 per share.  Of the options granted, 60% are service-based and vest in equal installments on each of the first four anniversaries of the grant date, and 40% are performance-based and vest only upon the attainment of conditions set forth in the stock option agreement.  If Mr. Dreiling’s employment is terminated by us without “cause” (as defined in the employment agreement) or if he voluntarily resigns for “good reason” (as defined in the employment agreement), then the next installment of his unvested service based options immediately vest in full, and all of his options that are vested remain exercisable for one year following his termination; any options that are unvested as of such termination are forfeited.  If Mr. Dreiling is discharged by us for “cause,” then all of his options, whether vested or unvested, shall immediately be forfeited.  If Mr. Dreiling voluntarily resigns without “good reason,” then all of his unvested options shall be forfeited, but his vested options shall remain exercisable for 90 days following his termination.  If Mr. Dreiling’s employment with us terminates due to his death or disability, then a pro-rated portion (based on months of service before his termination) of the next installment of his unvested service-options immediately vest in full, and together with all of his other then vested options shall remain exercisable for a period of one year from the date of such termination. Any options that are unvested as of such termination shall be forfeited.

If a “change in control” (as defined in the stock option agreement) occurs, then Mr. Dreiling’s service-based options will vest to the extent necessary for him to exercise his rights pursuant to a “tag along” sale, and to satisfy our rights with respect to a “drag along” sale, and if such “change in control” results in the attainment of the applicable performance vesting conditions, all or a portion of his performance-based options will vest as of the date of the “change in control.”  The terms and conditions of such “drag along” and “tag along” rights are set forth in the Stockholders and Registration Rights Agreement, dated as of July 30, 2004, among the Company, the Subsidiaries as defined therein, Duane Reade, and any other parties which become parties thereto, to which Mr. Dreiling became a party as a condition to the stock option grant, and a copy of which was filed as Exhibit 10.3 to our Form 10-K for the fiscal year ending December 25, 2004.

See “Certain Relationships and Related Transactions—Agreements Relating to Duane Reade Holdings—Stockholders and Registration Rights Agreement.”

Senior Vice President Arrangements

On March 16, 2004 each of Messrs. Charboneau, Henry, Ray and LaBeau, the senior vice presidents, entered into letter agreements with Duane Reade Acquisition, which set forth the terms of their continuing employment with Duane Reade Inc. The letter agreements are referred to as “SVP employment letters” in this report. The SVP employment letters provide for annual base salaries that are equal to those received by the senior vice presidents as of March 16, 2004, with provision for some of the senior vice presidents, along with other members of management except Mr. Cuti, to be granted base salary increases after completion of the Acquisition. These senior vice presidents and other members of management were granted salary increases effective August 1, 2004. The SVP employment letters also provide for additional compensation in the form of bonuses that range from 0% to 150% of their respective base salaries subject to the satisfaction of performance targets.

Under retention agreements with the senior vice presidents prior to the Acquisition and other arrangements that were approved, subject to the completion of the Acquisition, the senior vice presidents were entitled to receive a lump sum payment equal to their prior 12 months’ salary plus their maximum annual target bonus for the preceding calendar year (whether or not such bonus was earned or paid) immediately upon completion of the Acquisition. The amount of retention payments under the retention arrangements that the senior vice presidents received was approximately $3.6 million. At the effective time of the Acquisition, the existing employment, retention and severance arrangements between Duane Reade Inc. and the senior vice presidents were replaced by the SVP employment letters.

In addition, three of the senior vice presidents were entitled to payments under the 1998 SERP/split-dollar life insurance retention arrangement adopted by Duane Reade Inc. on their behalf and converted by its board of directors in 2003 into corporate-owned insurance policies. The SERP/split-dollar life insurance arrangement required us to transfer ownership of life insurance polices with an aggregate cash surrender value of approximately $3.1 million, as at July 30, 2004 to Messrs. Charboneau, Henry and Ray upon the completion of the Acquisition. For information on the dollar value of the premiums paid by Duane Reade Inc. with respect to the term portion of split dollar life insurance policies purchased on the lives of each of the named executive officers, see “—Executive Compensation—Summary Compensation Table.”

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

In connection with the Acquisition, the senior vice presidents agreed to relinquish, in the aggregate, approximately $4.2 million of the payments that they were entitled to receive in connection with the Acquisition under their current retention agreements, the SERP/split-dollar life insurance arrangement, the Deferred Compensation Stock Grant Program and with respect to their Eligible Options. These payments to which the senior vice presidents were entitled are referred to as “SVP payments” in this report. In exchange for these relinquished SVP payments and for their future service, the senior vice presidents received, among other things, awards of the SVP phantom stock representing in the aggregate approximately 1.5% of the shares of our common stock (on a fully diluted basis). See “—Executive Compensation—Senior Vice President Phantom Stock.” The senior vice presidents were also granted new options under the New Option Plan. For more information on the New Option Plan, see “—Executive Compensation—Management Stock Option Plan.”

Under the SVP employment letters, the senior vice presidents may receive a severance payment to be paid over 24 months equal to the sum of twice their respective prior 12 months’ base salaries plus their respective annual target bonuses for the preceding calendar year (whether or not such bonuses were earned or paid) in the event that their employment is terminated under certain circumstances within one year following completion of the Acquisition. If their employment is terminated under certain circumstances at any time after the first anniversary of the effective date of the Acquisition, the senior vice presidents will be entitled to a severance payment to be paid over 12 months equal to their prior 12 months’ base salary. The senior vice presidents will be subject to restrictive covenants prohibiting them from competing with us in the New York greater metropolitan area and from soliciting our employees, generally during the period in which they are entitled to severance payments. The SVP employment letters also provide for the new options under the New Option Plan, the SVP phantom stock awards and the partial relinquishment of the SVP payments, as well as for other customary matters such as benefits.

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

•       a grant at the Acquisition of 1,000,000 shares of SVP phantom stock (representing less than 1% of our common stock); and

•       if Duane Reade Inc. terminates Mr. Charboneau’s employment under certain circumstances, severance equal to his prior 12 months’ base salary, if his employment is terminated after the first anniversary of the Acquisition, or if it is terminated before the first anniversary of the Acquisition, the sum of twice his base salary plus target annual bonus.

In March 2006, Mr. Charboneau announced his retirement, effective July 2006.

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

•       a grant at the Acquisition of 742,217 shares of SVP Phantom Stock (representing less than 1% of our common stock); and

•       if Duane Reade Inc. terminates Mr. Henry’s employment under certain circumstances, severance equal to his prior 12 months’ base salary, if his employment is terminated after the first anniversary of the Acquisition, or if it is terminated before the first anniversary of the Acquisition, the sum of twice his base salary plus target annual bonus.

Effective August 1, 2004, Mr. Henry’s annual base salary was increased to $430,000.

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

•       a grant at the Acquisition of 1,631,628 shares of SVP Phantom Stock (representing less than 1% of our common stock); and

•       if Duane Reade Inc. terminates Mr. Ray’s employment under certain circumstances, severance equal to his prior 12 months’ base salary, if his employment is terminated after the first anniversary of the Acquisition, or if it is terminated before the first anniversary of the Acquisition, the sum of twice his base salary plus target annual bonus.

Effective August 1, 2004, Mr. Ray’s annual base salary was increased to $430,000.

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

•       if Duane Reade Inc. terminates Mr. LaBeau’s employment under certain circumstances, severance equal to his prior 12 months’ base salary, if his employment is terminated after the first anniversary of the Acquisition, or if it is terminated before the first anniversary of the Acquisition, the sum of twice his base salary plus target annual bonus; and

•       a grossed-up relocation allowance (worth approximately $125,000).

Mr. LaBeau’s employment with the Company ended in March 2006.

Recent executive contracts and contract changes

Employment Terms for New Senior Vice Presidents

On January 31, 2006 and March 1, 2006, respectively, we entered into employment agreements with Messrs. Newsom and D’Arezzo as new senior vice presidents, or “new SVPs.”  We refer to such agreements as the “new SVP employment letters.”

The total compensation payable to Mr. Newsom pursuant to his new SVP employment letter is:

•     an annual base salary of $325,000;

•     an annual bonus opportunity of between 0% and 75% of base salary, with a target of 50% of base salary;

•     a grant of new options to acquire 13,000 shares of our common stock.

The total compensation payable to Mr. D’Arezzo pursuant to his new SVP employment letter is:

•     an annual base salary of $460,000;

•     an annual bonus opportunity of between 0% and 75% of base salary, with a target of 50% of base salary;

•     a grant of new options to acquire 13,000 shares of our common stock.

Each new SVP’s employment with us is “at will” meaning that either the new SVP or we will be entitled to terminate his employment at any time and for any reason, with or without cause.  Except as set forth in the following sentence, in the event we terminate his employment other than for “cause,” the SVP will be paid severance equal to one-year salary at his then current salary payable in bi-weekly installments.  For purposes of this Agreement “cause” shall mean termination for: (1) a repeated refusal to comply with a lawful directive of the Chief Executive Officer, (2) serious misconduct, dishonesty or disloyalty directly related to the performance of duties for us, which results from a willful act or omission and which is materially injurious to our operations, financial condition or business reputation or any of our significant subsidiaries; (3) being convicted (or entering into a plea bargain admitting criminal guilt) in any criminal proceeding that may have an adverse impact on our reputation and standing in the community; (4) willful and continued failure to substantially perform his duties under the SVP employment letter; or (5) any other material breach of his SVP employment letter.  In the event of termination for cause, the SVP will be entitled to any unpaid salary through the date of termination, plus any earned and accrued unused vacation pay or deferred compensation payments.  The SVP will not be entitled to any other compensation from us, including, without limitations, severance pay.

Each new SVP is entitled to relocation expense including the cost of temporary living arrangements for up to three months.

Promotion of Michelle D. Bergman

Ms. Bergman was promoted to Senior Vice President – General Counsel, effective December 16, 2005.  In connection with her promotion, her annual salary was increased to $350,000, and she was granted options to acquire an additional 6,100 shares of our common stock.

Contracts with our Former Chairman and Chief Executive Officer

The following describes Mr. Cuti’s employment agreement in effect for the substantial portion of 2005. He was replaced on November 21, 2005, and his last day of employment is deemed to have been December 21, 2005.

Mr. Cuti’s Profits Interest

Mr. Cuti’s employment agreement provides for the award to Mr. Cuti of a profits interest in Duane Reade Shareholders that, based on the amount of the initial equity investments by the investor group led by Oak Hill and by management and given a sufficient appreciation in the value of Duane Reade Shareholders following the Acquisition, could result in his possession of an approximately 7.9% equity interest in Duane Reade Shareholders (on a fully diluted basis), which, as of the effective date of the Acquisition, would be equivalent to approximately 7.1% of the aggregate ownership interest in us on a consolidated basis. The profits interest will have no value unless the value of Duane Reade Shareholders appreciates. In connection with a realization event (such as a sale), if the fair market value of Duane Reade Shareholders appreciates, Mr. Cuti will generally be allocated the first $20 million of such appreciation and will share in distributions of additional amounts in accordance with his pro rata interest. The profits interest vests over a five year period, subject, generally, to Mr. Cuti’s continued employment with us. Vesting of the profits interest will accelerate upon the occurrence of a change of control or an underwritten offering of common stock by Duane Reade Inc., Duane Reade Holdings or Duane Reade Shareholders that results in a public offering of at least 20% of such entity’s common stock or generates gross proceeds of at least $100 million. As a result of the November 21, 2005 replacement of Mr. Cuti by Mr. Dreiling, all of Mr. Cuti’s profits interest was accelerated and became fully vested. The profits interest is subject to customary drag-along, tag-along and registration rights as well as preemptive rights in specific circumstances. The profits interest is intended to meet certain IRS guidelines, but in the event that Mr. Cuti incurs any income taxes as a result of the grant of the profits interest, we will indemnify him against such taxes.

Mr. Cuti’s Employment Agreement

On December 22, 2003, Mr. Cuti entered into an employment agreement revising the terms and conditions of his prior employment agreement to reflect those that currently apply to Mr. Cuti’s employment with us. Following the execution of that employment agreement, we negotiated certain modifications to the terms and conditions of Mr. Cuti’s employment, and on March 16, 2004, we entered into a new employment agreement, which was subsequently amended on June 18, 2004. The term of Mr. Cuti’s employment under the new employment agreement is five years, during which time he will serve as our and Duane Reade Inc.’s Chairman of the board (except if prohibited by legal requirements), president and chief executive officer. The new employment agreement contemplates an initial base salary of $1 million per annum and an annual bonus opportunity ranging from 0% to 175% of base salary based upon our success in achieving annual financial performance targets.

Under the terms of his prior employment agreement, Mr. Cuti participated in a supplemental executive retirement plan, or SERP, and Duane Reade Inc. agreed to satisfy its obligation to him under the SERP through the purchase of an insurance contract. The insurance contract provided benefits to Mr. Cuti’s beneficiaries upon his death, as well as retirement benefits upon the earlier of him reaching age 65 or three years after his termination date. As of June 3, 2004, under the terms of his prior employment agreement, Duane Reade Inc. was obligated to make annual premium payments under the insurance contract of approximately $5 million for each of the next six years (totaling a minimum of approximately $30.0 million as of June 3, 2004), subject to an accelerated payment equal to the present value of such amount upon the termination of Mr. Cuti’s employment with Duane Reade Inc. for any reason, the non-renewal of his prior employment agreement, the renewal of his prior employment agreement in accordance with its terms, the sale of Duane Reade Inc., Mr. Cuti’s attainment of age 65, or Duane Reade Inc.’s failure to timely pay the annual insurance premiums owed under the insurance contract. The new employment agreement provided Duane Reade Inc. with an election to terminate the SERP obligations and the insurance contract arrangements. Upon the consummation of the Acquisition, Duane Reade Inc. exercised this election. The new employment agreement provides that Mr. Cuti will waive his entitlement to the SERP and release Duane Reade Inc. from all of the obligations to make premium payments (totaling a minimum of approximately $30.0 million as of June 3, 2004 as described above) under the insurance contract in exchange for, among other things, the payment to Mr. Cuti of $20.5 million on or prior to January 3, 2005 and $4.0 million on or prior to June 30, 2005.  We have made all such required payments.  Approximately $14.3 million of these payment obligations were offset by the proceeds of the cash surrender value of the split dollar life insurance contract, which was terminated on June 30, 2005 in connection with the final $4.0 million payment to the former Chairman.

The new employment agreement provides for the relinquishment by Mr. Cuti of certain long-term incentives to which he was entitled under his prior employment agreement and lower severance payments (as described below) than those provided for in his prior employment agreement. The new employment agreement provides for new long-term incentives to Mr. Cuti, including the profits interest in Duane Reade Shareholders described above under “—Mr. Cuti’s Profits Interest,” options to purchase 4% of the common stock of Duane Reade Holdings (on a fully diluted basis), and payments of $0.9 million on each of the first through fifth anniversaries of the effective date of the Acquisition, subject, generally, to his continued employment. In connection with the completion of the Acquisition, Mr. Cuti received a payment of $4,962,286 and forfeited all of his outstanding options, valued at approximately $2.7 million based on the Acquisition consideration of $16.50 per share, and the right to receive a payment of $1.0 million under an existing price guarantee of stock options granted in May 1999.

The stock options and profits interest awards vest over five years subject, generally, to Mr. Cuti’s continued employment with us, and with respect to the profits interest subject to acceleration upon the occurrence of specific events, including a “change of control” (as described below). The new employment agreement defines a “change of control” to include in specific circumstances, among other things:

•       the acquisition by a third party of securities representing more than 50% of Duane Reade Inc.’s voting stock or the right to appoint a majority of the members of Duane Reade Inc.’s board of directors;

•       the adoption of a plan of liquidation or the consummation of an agreement for the sale of all or substantially all of Duane Reade Inc.’s assets; or

•       prior to an underwritten offering of common stock by Duane Reade Inc., Duane Reade Holdings or Duane Reade Shareholders that results in a public offering of at least 20% of such common stock or generates gross proceeds of at least $100 million, the failure by Oak Hill to retain and exercise the power to designate a majority of the members of our board of directors appointable by the investor group led by Oak Hill.

In addition, upon a change of control, the vesting of stock options will occur to the extent necessary for the Chairman to participate in a transfer giving rise to tag-along or drag-along rights.

As a result of the November 21, 2005 replacement of Mr. Cuti by Mr. Dreiling, all of Mr. Cuti’s stock options and the profits interest were accelerated and became fully vested.

All equity interests held by Mr. Cuti in Duane Reade Shareholders and Duane Reade Holdings are subject to customary drag-along, tag-along and registration rights as well as preemptive rights in specific circumstances. The tag-along and drag-along rights will, under certain circumstances, either afford Mr. Cuti the opportunity to or require him to participate, respectively, in a sale of all or a portion of the equity in Duane Reade Shareholders or Duane Reade Holdings. In addition, because he was replaced by Mr. Dreiling on November 21, 2005, Mr. Cuti had the right to require us to purchase for cash to be paid over a two year period all or a portion of the equity interests held by Mr. Cuti in Duane Reade Shareholders and Duane Reade Holdings as he may designate, at a value as determined in accordance with a formula and the procedures set forth in the new employment agreement. In the event that any payment is due pursuant to the exercise of Mr. Cuti’s repurchase rights, such payment may be suspended by us anytime when such repurchase rights would result in a breach or default under the credit or other financing agreements of Duane Reade Inc., Duane Reade Holdings or Duane Reade Shareholders. On December 21, 2005, Mr. Cuti provided notice to Duane Reade Inc. that he was exercising his repurchase right to cause us to repurchase 5% of his profits interest. Pursuant to the procedures outlined in the new employment agreement, Duane Reade Inc. has advised Mr. Cuti that the value of his profits interest as of December 21, 2005 was determined to equal zero.  An investment bank mutually acceptable to Duane Reade Inc. and Mr. Cuti will make a final determination of the value of the profits interest as of December 21, 2005.

The new employment agreement also provides for the participation by Mr. Cuti in all benefit plans generally available to our senior executives, the continuation of the fringe benefits provided to Mr. Cuti under his prior employment agreement, retiree medical benefits for Mr. Cuti and his spouse, severance benefits and, following our election to terminate the SERP obligations and the insurance contract arrangements, and payment of the Prepayment Amount, the payment of premiums of up to $88,000 per year for term life insurance coverage. As a result of the November 21, 2005 replacement of Mr. Cuti by Mr. Dreiling, effective December 21, 2005, Mr. Cuti is no longer entitled to the payment of such premiums in respect of term life insurance coverage. The new employment agreement provides indemnification for income taxes incurred by Mr. Cuti for certain payments to him that are not paid in cash or marketable property. In accordance with the new employment agreement, we have paid the premiums owed on a life insurance policy owned by us pursuant to Mr. Cuti’s SERP/split dollar life insurance retention arrangement, which was originally established for Mr. Cuti in 1998 as part of his long-term compensation program.  We will transfer full ownership of that policy to Mr. Cuti on the second anniversary of the effective date of the Acquisition (the cash surrender value of the life insurance policy was approximately $3.7 million as of December 31, 2005).

The new employment agreement provides that we may terminate Mr. Cuti’s employment with Duane Reade Inc. and Duane Reade Holdings with or without “cause,” as defined in the new employment agreement, which includes:

•       a finding by the board of directors of the company that Mr. Cuti has committed an act of fraud or embezzlement against Duane Reade Holdings or Duane Reade Inc. or any of our subsidiaries;

•       Mr. Cuti’s conviction of a felony; or

•       any material willful breach of the new employment agreement by Mr. Cuti.

The new employment agreement also provides that Mr. Cuti may terminate his employment with Duane Reade Inc. and Duane Reade Holdings for “good reason,” as defined in the new employment agreement, which includes:

•       a reduction in the Mr. Cuti’s base salary without his consent;

•       except as a result of any legal requirement, removal of Mr. Cuti from the positions of president, chief executive officer or Chairman of the board of directors of Duane Reade Inc. or Duane Reade Holdings without his consent or the assignment to Mr. Cuti of duties that are materially and adversely inconsistent with such positions without his consent;

•       except as a result of any legal requirement, the creation within Duane Reade Inc. or Duane Reade Holdings of any position equal to or superior to that of Mr. Cuti’s position or which does not report to Mr. Cuti;

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

Upon the termination of Mr. Cuti’s employment by Duane Reade Inc. without cause or upon his resignation for good reason, he will be entitled to receive the following severance payments: (1) a payment equal to three times the sum of his most recent base salary and the highest bonus actually paid to him during the term of the new employment agreement (or 125% of base salary, if terminated during the first year of the term), plus (2) acceleration of the remaining unpaid $0.9 million cash payments. One quarter of this severance amount must be paid within 10 days of the termination of his employment and the remainder must be paid in substantially equal installments over the 25-month period following termination. In addition, the unvested portion of his profits interest and stock options will immediately vest upon his termination without cause or upon his resignation for good reason, and he will generally be entitled to continued health, dental, disability, life insurance and similar benefits at our expense during the 25-month period following his termination. Neither non-renewal of the new employment agreement nor a change of control of Duane Reade Inc. will independently trigger an obligation by Duane Reade Inc. to pay severance benefits to Mr. Cuti.

The new employment agreement provides for a tax gross-up for any amounts due or paid to Mr. Cuti under the new employment agreement, his prior employment agreement or any plan, program or arrangement of Duane Reade Inc., Duane Reade Holdings or Duane Reade Shareholders or their respective subsidiaries that is considered an “excess parachute payment” under the Internal Revenue Code. In connection with the November 21, 2005 replacement of Mr. Cuti by Mr. Dreiling, Mr. Cuti’s severance amount was calculated to equal $6.6 million, which amount is being paid in accordance with the new employment agreement except that the installment period is equal to 25 months because we have agreed that Mr. Cuti’s last day of employment was December 21, 2005.

Mr. Cuti has agreed not to disclose or otherwise inappropriately use for his personal benefit, any of our confidential or proprietary information. Mr. Cuti has further agreed not to compete with Duane Reade Inc. during the term of the new employment agreement and for three years thereafter, regardless of the grounds for the termination of his employment. If Mr. Cuti violates the non-competition provisions of the new employment agreement, he will be required to repay to Duane Reade Inc. a portion of the payments he is entitled to receive under the new employment agreement, in addition to any actual damages he may owe to us in excess of the amounts he repaid to Duane Reade Inc. If, however, an arbitrator determines that severance payments are owed to Mr. Cuti and such payments are not made to him within 15 days of the arbitrator’s ruling, the non-competition provision of the new employment agreement will lapse.

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

•       continued premium payments on the 1998 SERP/split dollar life insurance policy (all of which have been paid in accordance with the new employment agreement) and the transfer two years following the Acquisition of that policy to Mr. Cuti (the cash surrender value of which on December 31, 2005 was approximately $3.7 million);

•       annual premium payments for life insurance not to exceed $88,000;

•       severance protection (subject to a tax gross-up in respect of any “excess parachute payments,” as described above) if Duane Reade Inc. terminates Mr. Cuti’s employment without cause or he resigns for good reason equal to the sum of (a) three times his base salary and highest bonus actually paid to him during the term of the new employment agreement (or 125% of base salary, if he is terminated during the first year of the term) plus (b) accelerated payment of the remaining unpaid $0.9 million annual retention payments;

•       retiree medical benefits for Mr. Cuti and his spouse following his retirement; and

•       certain perquisites including club memberships and reimbursement of certain professional services worth in the aggregate approximately $75,000 annually.

As a result of the November 21, 2005 replacement of Mr Cuti by Mr. Dreiling, effective December 21, 2005, Mr. Cuti is no longer entitled to the foregoing compensation or benefits except as specifically set forth in the new employment agreement.

COMPENSATION OF DIRECTORS

We do not compensate directors who are our employees or affiliates of Oak Hill for their service as directors. We expect that any independent directors will receive customary fees for their service as directors.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of Duane Reade Inc.’s issued and outstanding common stock is held by Duane Reade Holdings, whose principal address is 201 Main Street, Fort Worth, Texas 76102, and is beneficially owned by Oak Hill Capital Partners, L.P., whose principal address is 201 Main Street, Fort Worth, Texas 76102.

The table below sets forth, as at December 31, 2005, certain information regarding the beneficial ownership of the common stock of Duane Reade Holdings, which constitutes the only class of capital stock of Duane Reade Holdings by:

•       each of our current directors and executive officers individually;

•       each person who is known to be the beneficial owner of more than 5% of any class or series of capital stock; and

•       all directors and executive officers as a group

For purposes of this table, a person is deemed to have “beneficial ownership” of any shares that the person has the right to acquire within 60 days after the date of this report. For purposes of calculating the percentage of outstanding shares held by each person named below, any shares that a person has the right to acquire within 60 days after the date of this report are deemed to be outstanding, but not for the purposes of calculating the percentage ownership of any other person.

Shares of Common Stock Beneficially Owned

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Outstanding Shares
Duane Reade Shareholders, LLC(1)	2,594,977	100%
Richard W. Dreiling (2)	—	—
Anthony J. Cuti(3)	—	—
Gary Charboneau(4)	—	—
John K. Henry(5)	—	—
Jerry M. Ray(6)	—	—
Timothy R. LaBeau(7)	—	—
Michelle D. Bergman(8)	—	—
Charles Newsom(9)	—	—
David D’Arezzo(10)	—	—
Michael S. Green	—	—
John P. Malfettone	—	—
Andrew J. Nathanson	—	—
Denis J. Nayden	—	—
Tyler J. Wolfram	—	—
All Officers & Directors (14 persons)	—	—

(1)          Oak Hill, together with the equity co-investors, owns on a fully diluted basis 100% of the outstanding membership interests in Duane Reade Shareholders.

(2)          Mr. Dreiling owns unexercisable options to acquire 150,363 shares of common stock of Duane Reade Holdings, representing 5.0% of the common stock of Duane Reade Holdings (on a fully diluted basis).

(3)          Mr. Cuti owned options to acquire 115,277 shares of common stock of Duane Reade Holdings, representing 4.0% of the common stock of Duane Reade Holdings (on a fully diluted basis) and a profits interest in Duane Reade Shareholders. As a result of the November 21, 2005 replacement of Mr. Cuti by Mr. Dreiling, all of Mr. Cuti’s options had vested and were exercisable until March 21, 2006. On that date, all of Mr. Cuti’s options were forfeited.

(4)          Mr. Charboneau owns unexercisable options to acquire 8,500 shares of common stock of Duane Reade Holdings, representing less than 1% of Duane Reade Holdings common stock.

(5)          Mr. Henry owns unexercisable options to acquire 30,600 shares of common stock of Duane Reade Holdings, representing approximately 1.1% of Duane Reade Holdings common stock.

(6)          Mr. Ray owns unexercisable options to acquire 13,600 shares of the common stock of Duane Reade Holdings, representing less than 1% of Duane Reade Holdings common stock.

(7)          Mr. LaBeau owns unexercisable options to acquire 8,500 shares of the common stock of Duane Reade Holdings, representing less than 1% of Duane Reade Holdings common stock. In connection with Mr. LaBeau’s termination in March 2006, such options vested and Mr. LaBeau has 90 days to exercise them after which they expire.

(8)          Ms. Bergman owns unexercisable options to acquire 8,500 shares of the common stock of Duane Reade Holdings, representing less than 1% of Duane Reade Holdings common stock.

(9)          Mr. Newsom owns unexercisable options to acquire 13,000 shares of the common stock of Duane Reade Holdings, representing less than 1% of Duane Reade Holdings common stock.

(10)   Mr. D’Arezzo owns unexercisable options to acquire 13,000 shares of the common stock of Duane Reade Holdings, representing less than 1% of Duane Reade Holdings common stock.

Limited Liability Company Operating Agreement of Duane Reade Shareholders

Our former Chairman and members of the investor group entered into an amended and restated limited liability company operating agreement for Duane Reade Shareholders. The amended and restated limited liability company operating agreement sets forth, among other things, the distribution and allocation of the profits and losses of the members of Duane Reade Shareholders, certain membership interest transfer restrictions, including drag-along rights and tag-along rights, and corporate governance provisions regarding the nomination of the managers and officers of Duane Reade Shareholders. The corporate governance provisions generally reflect the percentage ownership of Duane Reade Shareholders by the investor group and our former Chairman. The limited liability company operating agreement also provides that certain members of the investor group led by Oak Hill have the ability to cause Duane Reade Shareholders to take certain actions in order for it to register common equity securities of Duane Reade Shareholders under the Securities Act, and that the other equity holders of Duane Reade Shareholders may participate in such registration.

The following table presents information as at December 31, 2005:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a)
Equity compensation plans approved by security holders	—	$0.00	—
Equity compensation plans not approved by security holders	367,797	$100.00	2,496
Total	367,797	$100.00	2,496

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

Management Services Agreement

Under a management services agreement between Oak Hill Capital Management, Inc. (an affiliate of Oak Hill Capital Partners, L.P.) and Duane Reade Acquisition, Oak Hill Capital Management, Inc. received a fee of $8.0 million at the closing of the Acquisition, and Oak Hill Capital Management, Inc. agreed to provide financial advisory and management services to us as Duane Reade Inc.’s Board of Directors may reasonably request following the Acquisition. In consideration of these services, Oak Hill Capital Management, Inc. will receive an annual fee of $1.3 million, paid quarterly.

Tax Sharing Agreement

Duane Reade Holdings is the common parent of an affiliated group of corporations that includes Duane Reade Inc. and its subsidiaries. Duane Reade Holdings elected to file consolidated federal income tax returns on behalf of the group. Accordingly, Duane Reade Holdings, Duane Reade Inc. and its

subsidiaries entered into a tax sharing agreement, under which Duane Reade Inc. and its subsidiaries will make payments to Duane Reade Holdings. These payments will not be in excess of Duane Reade Inc.’s and its subsidiaries’ tax liabilities, if these tax liabilities had been computed on a stand-alone basis.

Senior Vice President Retention Agreements

We currently have retention agreements with the senior vice presidents, as more fully described under “Senior Vice President Arrangements.”

Indemnification and Insurance

The merger agreement provided that Duane Reade Inc., as the surviving corporation in the Acquisition, must maintain all rights to indemnification and exculpation provided in its certificate of incorporation and bylaws as of the date of the merger agreement. Duane Reade Shareholders has agreed to indemnify and hold harmless, and provide advancement of expenses to Duane Reade Inc.’s current and former directors, officers and employees to the same extent such persons were indemnified on the date of the merger agreement.

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

Management Members’ Equity Participation

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

Preemptive Rights Agreement

A preemptive rights agreement was entered into among certain Oak Hill entities, Duane Reade Shareholders, Duane Reade Holdings, Duane Reade Inc. and Messrs. Cuti, Charboneau, LaBeau, Henry and Ray. The preemptive rights agreement contains, among other things, certain preemptive rights for management, providing that certain equity securities issued by Duane Reade Shareholders or any of its subsidiaries to the members of Duane Reade Shareholders (other than Mr. Cuti) must dilute the interests of all of the parties to the preemptive rights agreement on a proportionate basis. In connection with any such issuance of equity securities, each of Messrs. Cuti, Charboneau, LaBeau, Henry and Ray have the right to purchase from the issuing entity a percentage of equity securities being issued equal to their percentage interest (including phantom stock interest) in Duane Reade Holdings as of such time (and, in the case of Mr. Cuti, taking into account his interest in Duane Reade Shareholders as of such time). To the extent any such members of management no longer maintain equity interests in Duane Reade Shareholders or any of its subsidiaries, they will cease to be beneficiaries of the preemptive rights agreement.

Transportation Services International

Duane Reade Inc. is a party to a consulting agreement with Transportation Services International, an entity operated by Mr. Cuti’s brother, Joseph Cuti. Transportation Services International provides various trucking, logistical and warehousing consulting services to Duane Reade Inc. The agreement with Transportation Services International is terminable by either party. Payments to Transportation Services International by Duane Reade Inc. totaled approximately $0.1 million in the 2005 fiscal year.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES and SERVICES

On September 27, 2005, the Company dismissed PricewaterhouseCoopers LLP as its Independent Registered Public Accounting Firm and engaged KPMG LLP in its place. In the discussions that follow, figures related to the 2005 fiscal year reflect the combined billings of both firms.

Audit Fees

Our current and former Independent Registered Public Accounting Firms, KPMG LLP and PricewaterhouseCoopers LLP, respectively, billed us an aggregate of $1,197,000 and $1,075,000 in fees for professional services rendered in connection with the audits of our financial statements for the fiscal years ended December 31, 2005 and December 25, 2004, respectively, and reviews of the financial statements included in our quarterly reports on Form 10-Q during such fiscal years, as well as professional services provided in both years in connection with the Company’s debt offerings and related SEC filings.

Audit Related Fees

Our former Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, billed us an aggregate of $42,000 and $200,000 in fees for the fiscal years ended December 31, 2005 and December 25, 2004. In fiscal 2005, these fees were primarily incurred for the annual audit of our 401k benefit plan. In fiscal 2004, these costs were primarily incurred for assurance and related services rendered in connection with the audit of the Company’s financial statements in connection with the Acquisition.

Tax Fees

Our former Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, billed us an aggregate of $24,000 and $103,000 in fees for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2005 and December 25, 2004, respectively.

All Other Fees

Our former Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, did not bill us any additional fees that are not disclosed under “Audit Fees,” “Audit Related Fees” or “Tax Fees” for the last two fiscal years.

Audit Committee Pre-Approval Process, Policies and Procedures

Our Independent Registered Public Accounting Firm, KPMG LLP, has performed its audit procedures in accordance with pre-approval granted by our Audit Committee. Our Independent Registered Public Accounting Firm has informed the Audit Committee of the scope and nature of each service provided. With respect to the provision of services other than audit and review services, our Independent Registered Public Accounting Firm brought such services to the attention of our Audit Committee, or one or more members of our Audit Committee for the members of the Board of Directors to whom authority to grant such approval had been delegated by the Audit Committee, prior to commencing such services.

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

2.41(i)	Amendment No. 1 to the Merger Agreement, dated as of June 10, 2004 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 14, 2004).
2.1(ii)	Amendment No. 2 to the Merger Agreement, dated as of June 13, 2004 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 14, 2004).
2.1(iii)	Amendment No. 3 to the Merger Agreement, dated as of June 18, 2004 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 21, 2004).
3.1(i)

Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1(i) the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2004 (the “3rd quarter 2004 10-Q”)).

3.1(ii)

Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1(ii) to the S-4 Registration Statement No. 333-120803 with respect to the Company’s 9 3/4% Senior Subordinated Notes due 2011 (the “Senior Subordinated Notes”) (the “Senior Subordinated Notes S-4”.))

3.2(i)

Certificate of Incorporation of DRI I Inc. (incorporated by reference to Exhibit 3.2(i) to the S-1 Registration Statement No. 333-43313 with respect to the Company’s 9 1/4% Senior Subordinated Notes due 2008 (the “Notes S-1”)).

3.2(ii)	By-laws of DRI I Inc. (incorporated by reference to Exhibit 3.2(ii) of the Notes S-1).
3.3	Third Amended and Restated Partnership Agreement of Duane Reade (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2003).
3.4(i)

Certificate of Incorporation of Duane Reade International, Inc. (incorporated by reference to Exhibit 3.4(i) to the Company’s Annual Report on Form 10- K for the year ended December 25, 1999 (the “1999 10-K”)).

3.4(ii)	By-laws of Duane Reade International, Inc. (incorporated by reference to Exhibit 3.4(ii) to the 1999 10-K).
3.5(i)	Certificate of Incorporation of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(i) to the 1999 10-K).
3.5(ii)	By-laws of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(ii) to the 1999 10-K).
3.6(i)

Amended and Restated Certificate of Incorporation of Duane Reade Holdings, Inc. (incorporated by reference to Exhibit 3.1(i) to the Company’s and Duane Reade’s S-4 Registration Statement No. 333-122206 with respect to the Company’s and Duane Reade’s Senior Secured Floating Rate Notes due 2010 (the “Floating Rate Notes”) (the “Floating Rate Notes S-4”)).

3.6(ii)

Certificate of Amendment of the Certificate of Incorporation of Duane Reade Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on
Form 8-K dated November 23, 2005).

3.6(iii)	By-laws of Duane Reade Holdings, Inc. (incorporated by reference to the Floating Rate Notes S-4).
4.1

Indenture governing the Senior Subordinated Notes, dated as of December 20, 2004, among the Company, Duane Reade, Duane Reade Holdings, Inc., DRI I Inc., Duane Reade International, Inc., Duane Reade Realty, Inc. and U.S. Bank National Association, as trustee, including the form of Senior Secured Floating Rate Note due 2010 (incorporated by reference to Exhibit 10.23 of the Senior Subordinated Notes S-4).

4.2

Registration Rights Agreement (relating to the Senior Subordinated Notes), dated as of December 20, 2004, among the Company, Duane Reade, Duane Reade Holdings, Inc., DRI I Inc., Duane Reade International, Inc., Duane Reade Realty, Inc. and the initial purchasers party thereto (incorporated by reference to Exhibit 10.24 of the Senior Subordinated Notes S-4).

4.3

Registration Rights Agreement (relating to the initial follow-on Senior Secured Floating Rate Notes due 2010), dated as of August 9, 2005, among the Company, Duane Reade, Duane Reade Holdings, Inc., DRI I Inc., Duane Reade International, Inc., Duane Reade Realty, Inc. and the initial purchaser party thereto (incorporated by reference to Exhibit 4.2 of the Company’s and Duane Reade’s S-4 Registration Statement No. 333-130476).

4.4

Amended and Restated Security Agreement (relating to the Senior Subordinated Notes), dated as of December 20, 2004, among the Company, Duane Reade, Duane Reade Holdings, Inc., DRI I Inc., Duane Reade International, Inc., Duane Reade Realty, Inc. and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.25 of the Senior Subordinated Notes S-4).

4.5

Intercreditor and Collateral Agency Agreement (relating to the Senior Subordinated Notes), dated as of December 20, 2004, among the Company, Duane Reade, Duane Reade Holdings, Inc., DRI I Inc., Duane Reade International, Inc., Duane Reade Realty,  Inc. and U.S. Bank National Association, as collateral agent and indenture trustee (incorporated by reference to Exhibit 10.26 of the Senior Subordinated Notes S-4).

4.6

Amended and Restated Pledge Agreement (relating to the Senior Subordinated Notes), dated as of December 20, 2004, among the Company, Duane Reade, Duane Reade Holdings, Inc., DRI I Inc., Duane Reade International, Inc., Duane Reade Realty, Inc. and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.27 of the Senior Subordinated Notes S-4).

4.7	Indenture, dated as of July 30, 2004, between Duane Reade Acquisition Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the 3rd quarter 2004 10-Q).
4.8

Successor Supplemental Indenture governing the initial Senior Secured Floating Rate Notes due 2010 and the Floating Rate Notes into which they were exchanged, dated as of July 30, 2004, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the 3rd quarter 2004 10-Q).

4.9

Co-obligor Supplemental Indenture governing the initial Senior Secured Floating Rate Notes due 2010 and the Floating Rate Notes into which they were exchanged, dated as of July 30, 2004, among the Company, Duane Reade and DRI I Inc., Duane Reade Realty, Inc. and Duane Reade International, Inc. as guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the 3rd quarter 2004 10-Q).

4.10

Guarantor Supplemental Indenture governing the initial Senior Secured Floating Rate Notes due 2010 and the Floating Rate Notes into which they were exchanged, dated as of July 30, 2004, among the Company, Duane Reade and DRI I Inc., Duane Reade Realty, Inc. and Duane Reade International, Inc., as guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the 3rd quarter 2004 10-Q).

4.11

Second Guarantor Supplemental Indenture governing the initial follow-on Senior Secured Floating Rate Notes due 2010 and the follow-on Floating Rate Notes into which they were exchanged, dated as of March 25, 2005, among Duane Reade Holdings, Inc. (“Holdings”), the Company, Duane Reade and DRI I Inc., Duane Reade Realty, Inc. and Duane Reade International, Inc. as guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Holdings’ Current Report on Form 8-K filed March 31, 2005).

4.12	Form of Exchange Note (incorporated by reference to Exhibit 4.5 to the 3rd quarter 2004 10-Q).
4.13

Registration Rights Agreement, dated as of July 30, 2004, by and among Duane Reade Acquisition Corp. and Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse First Boston LLC and UBS Securities LLC, as Initial Purchasers (incorporated by reference to Exhibit 4.6 to the 3rd quarter 2004 10-Q).

4.14

Indenture, dated as of April 16, 2002, between Duane Reade Inc., as issuer, the guarantors named therein and State Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 dated June 21, 2002 (the “Convertible Notes S-3”)).

4.15	Form of Senior Convertible Notes due 2022 (incorporated by reference to Exhibit 4.2 to the Convertible Notes S-3).
4.16

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
10.6

Letter Agreement, dated as of March 19, 2004, by and among Duane Reade Shareholders, LLC, Duane Reade Acquisition Corp. and Duane Reade Inc. (incorporated by reference to Amendment No. 3 to the Company’s Schedule 13-E3, filed July 30, 2004).

10.7

Amended and Restated Employment Agreement, dated as of March 16, 2004, by and among Anthony J. Cuti, Duane Reade Acquisition Corp., Duane Reade Holdings, Inc. and Duane Reade Shareholders, LLC. (incorporated by reference to Amendment No. 3 to the Company’s Schedule 13-E3, filed July 30, 2004).

10.8

Letter Agreement, dated as of March 16, 2004, by and between John K. Henry and Duane Reade Acquisition Corp. (incorporated by reference to Amendment No. 3 to the Company’s Schedule 13-E3, filed July 30, 2004).

10.9

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

10.11

Letter Agreement, dated as of March 16, 2004, by and between Jerry M. Ray and Duane Reade Acquisition Corp. (incorporated by reference to Amendment No. 3 to the Company’s Schedule 13-E3, filed July 30, 2004).

10.12

Agreement and Plan of Merger, dated as of December 22, 2003, as amended among Rex Corner Holdings, LLC (now known as Duane Reade Shareholders, LLC), Rex Corner Acquisition Corp. (now known as Duane Reade Acquisition Corp.) and Duane Reade Inc. (incorporated by reference to Amendment No. 3 to the Company’s Schedule 13-E3, filed July 30, 2004).

10.13

Amendment No. 1 to the Merger Agreement, dated as of June 10, 2004, by and among Duane Reade Shareholders, LLC, Duane Reade Acquisition Corp. and Duane Reade Inc. (incorporated by reference to Exhibit 2.1 of Duane Reade Inc.’s Form 8-K dated June 14, 2004).

10.14

Amendment No. 2 to the Merger Agreement, dated as of June 13, 2004, by and among Duane Reade Shareholders, LLC, Duane Reade Acquisition Corp. and Duane Reade Inc. (incorporated by reference to Exhibit 2.2 of Duane Reade Inc.’s Form 8-K dated June 14, 2004).

10.15

Amendment No. 3 to the Merger Agreement, dated as of June 18, 2004, by and among Duane Reade Shareholders, LLC, Duane Reade Acquisition Corp. and Duane Reade Inc. (incorporated by reference to Exhibit 2.1 of Duane Reade Inc.’s Form 8-K dated June 21, 2004).

10.16

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

10.17

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

10.18

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

10.23

Agreement, dated December 6, 2001, between Duane Reade and Allied Trades Council (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001 (the “2001 10-K”)).

10.24	Agreement, dated April 1, 2001, between Duane Reade and Local 340A New York Joint Board, UNITE AFL-CIO (incorporated by reference to Exhibit 10.19 to the 2001 10-K).
10.25	Agreement, dated as of April 1, 2004, by and between the Company and Local 340A, New York, Joint Board, UNITE-HERE (incorporated by reference to Exhibit 10.22 of the Senior Subordinated Notes S-4).
10.26

Preemptive Rights Agreement, dated as of July 30, 2004, by and among the Company, Duane Reade Holdings, Inc., Duane Reade Shareholders, LLC, Anthony J. Cuti, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P., OHCP DR Co-Investors, LLC and the management stockholders listed therein (incorporated by reference to Exhibit 10.27 to the Floating Rate Notes S-4).

10.27	Form of Nonqualified Stock Option Agreement pursuant to the Duane Reade Holdings 2004 Management Stock Option Plan (incorporated by reference to Exhibit 10.28 to the Senior Secured Notes S-4).
10.28

Nonqualified Stock Option Agreement, dated as of July 30, 2004, by and between Duane Reade Holdings, Inc. and Anthony J. Cuti (incorporated by reference to Exhibit 10.29 to the Senior Secured Notes S-4).

10.29

Employment Agreement, dated as of November 21, 2005, between Duane Reade Inc. and Richard W. Dreiling (incorporated by reference to Exhibit 10.21 to the registrant’s current report on Form 8-K, filed on November 23, 2005).

10.30

Nonqualified Stock Option Agreement, dated as of November 21, 2005, between Duane Reade Holdings, Inc. and Richard W. Dreiling (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K, filed on November 23, 2005).

10.31

Purchase Agreement dated as of August 4, 2005 among Duane Reade Holdings, Inc., Duane Reade, the Guarantors named therein and Banc of America Securities LLC (incorporated by reference to Exhibit 10.29 of the Quarterly Report on Form 10-Q of Duane Reade Holdings, Inc. for the period ended September 24, 2005.)

10.32*	Letter Agreement, dated January 31, 2006 between Charles Newsom and the Company.
10.33*	Letter Agreement, dated March 1, 2006 between David D’Arezzo and the Company.
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the 2003 10-K).
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the 1999 10-K).
31.1*	Sarbanes-Oxley Section 302 Certification of the Company’s Chief Executive Officer (“CEO”).
31.2*	Sarbanes-Oxley Section 302 Certification of the Company’s Chief Financial Officer (“CFO”).
32*	Sarbanes-Oxley Section 906 Certifications of the Company’s CEO and CFO.

*                    Filed herewith

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of Duane Reade Holdings, Inc.:

Under date of March 28, 2006, we reported on the consolidated balance sheet of Duane Reade Holdings, Inc. and subsidiaries as of December 31, 2005 and the related consolidated statements of operations, stockholder’s equity and comprehensive income (loss), and cash flows for the fiscal year ended December 31, 2005 which are included in the annual report (Form 10-K). In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

KPMG LLP

New York, New York
March 28, 2006

Schedule II—Valuation & Qualifying Accounts

Year	Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
2003 (Predecessor)	Accounts Receivable	$5.0	$1.0	—	$0.6	$5.4
2004 (Predecessor)	Accounts Receivable	$5.4	$1.8	—	$1.0	$6.2
2004 (Successor)	Accounts Receivable	$6.2	$1.9	—	—	$8.1
2005 (Successor)	Accounts Receivable	$8.1	$4.2	—	$4.2	$8.1

(1)          Deductions represent charges against allowances for accounts receivable written off to cost of sales and other expenses

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

Dated: April 6, 2006
DUANE READE HOLDINGS, INC. (Registrant)
	By:	/s/ JOHN K. HENRY
John K. Henry
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on April 6, 2006:

Name	Title
/s/ RICHARD W. DREILING	President and Chief Executive Officer and Director
Richard W. Dreiling	(Principal Executive Officer)
/s/ JOHN K. HENRY	Senior Vice President and Chief Financial Officer
John K. Henry	(Principal Accounting and Financial Officer)
/s/ MICHAEL S. GREEN	Director
Michael S. Green
/s/ JOHN P. MALFETTONE	Director
John P. Malfettone
/s/ ANDREW J. NATHANSON	Director
Andrew J. Nathanson
/s/ DENIS J. NAYDEN	Director
Denis J. Nayden
/s/ TYLER J. WOLFRAM	Director
Tyler J. Wolfram