Form 10-Q
period 2006-04-01
DUANE READE HOLDINGS INC
filed 2006-05-16
CIK 1279172

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities and Exchange Act of 1934

For the quarterly period ended April 1, 2006

Commission file number 001-13843

DUANE READE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	05-0599589
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	ID Number)
440 Ninth Avenue
New York, New York	10001
(Address of principal executive offices)	(Zip Code)

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act (check one):

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

None of the registrant’s outstanding voting stock is held by non-affiliates of the registrant.

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

•       our significant indebtedness and the related impact of variable interest rates;

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

•       our ability to successfully execute the various objectives of the recently announced “Duane Reade Full Potential” sales growth and profit enhancement program;

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

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Duane Reade Holdings, Inc.
Consolidated Statements of Operations (Unaudited)
(In thousands)

	For the 13 Weeks Ended
	April 1, 2006	March 26, 2005
Net sales	$385,869	$394,767
Cost of sales	310,396	321,958
Gross profit	75,473	72,809
Selling, general & administrative expenses	69,464	64,499
Labor contingency (income) expense	(18,004)	1,100
Transaction expense	—	427
Depreciation and amortization	18,678	17,646
Store pre-opening expenses	50	100
Other	1,102	1,148
	71,290	84,920
Operating income (loss)	4,183	(12,111)
Interest expense, net	13,738	11,165
Loss before income taxes	(9,555)	(23,276)
Income tax provision (benefit)	309	(10,474)
Net loss	$(9,864)	$(12,802)

The accompanying notes are an integral part of these financial statements.

Duane Reade Holdings, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	April 1, 2006	December 31, 2005
ASSETS
Current Assets
Cash	$1,397	$1,362
Receivables, net	46,852	52,320
Inventories	232,776	235,639
Deferred income taxes	7,152	7,717
Prepaid expenses and other current assets	28,522	26,114
TOTAL CURRENT ASSETS	316,699	323,152
Property and equipment, net	222,067	229,134
Goodwill	67,791	67,791
Other assets, net	241,489	251,341
TOTAL ASSETS	$848,046	$871,418
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$85,210	$72,711
Accrued interest	4,691	9,222
Accrued expenses	48,834	51,959
Current portion of debt	142,208	135,693
Current portion of capital lease obligations	3,282	3,183
TOTAL CURRENT LIABILITIES	284,225	272,768
Long-term debt	405,032	405,032
Capital lease obligations, less current portion	9,456	10,314
Deferred income taxes	31,828	32,117
Other non-current liabilities	43,152	67,265
TOTAL LIABILITIES	773,693	787,496
Commitments and contingencies (Note 9)
Stockholder’s equity
Preferred stock, $0.01 par, authorized 50,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par, authorized 3,050,000 shares; issued and outstanding: 2,594,977 shares	26	26
Paid-in capital	239,472	239,472
Additional paid-in capital	25	—
Accumulated other comprehensive income	531	260
Accumulated deficit	(165,701)	(155,836)
TOTAL STOCKHOLDER’S EQUITY	74,353	83,922
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$848,046	$871,418

The accompanying notes are an integral part of these financial statements.

Duane Reade Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the 13 Weeks Ended
	April 1, 2006	March 26, 2005
Cash flows used in operating activities:
Net loss	$(9,864)	$(12,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,741	18,559
Deferred income taxes	276	(10,474)
Non-cash rent expense	2,559	3,594
Change in operating assets and liabilities (net of the effect of acquisitions):
Receivables	5,468	897
Inventories	2,863	1,409
Accounts payable	12,499	(1,010)
Prepaid and accrued expenses	(6,264)	(22,906)
Other assets and liabilities, net	(27,451)	6,083
NET CASH USED IN OPERATING ACTIVITIES	(173)	(16,650)
Cash flows used in investing activities:
Capital expenditures	(3,713)	(7,132)
Lease acquisition, customer file and other costs	(1,814)	(3,096)
Proceeds from sale of property	—	2,223
NET CASH USED IN INVESTING ACTIVITIES	(5,527)	(8,005)
Cash flows from financing activities:
Borrowings from revolving credit facility	454,703	475,674
Repayments of revolving credit facility	(448,188)	(449,734)
Deferred financing costs	(21)	(607)
Repayments of capital lease obligations	(759)	(671)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,735	24,662
Net increase in cash	35	7
Cash at beginning of period	1,362	1,329
Cash at end of period	$1,397	$1,336

The accompanying notes are an integral part of these financial statements.

Duane Reade Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	For the 13 Weeks Ended
	April 1, 2006	March 26, 2005
Net loss	$(9,863)	$(12,802)
Change in fair value of interest rate collar	269	—
Total Other Comprehensive Income	269	—
Total Comprehensive Loss	$(9,594)	$(12,802)

The accompanying notes are an integral part of these financial statements

Notes to Unaudited Consolidated Interim Financial Statements
(dollars in thousands)

1.                 Basis of Presentation

Duane Reade Holdings, Inc. (“Duane Reade Holdings” or the “Company”) was formed in December 2003 by Oak Hill Capital Partners, LP, a private equity firm (“Oak Hill”) in order to acquire Duane Reade Inc. and its subsidiaries (the “Acquisition”). Duane Reade Holdings, Inc. is a wholly-owned subsidiary of Duane Reade Shareholders, LLC (“Duane Reade Shareholders”), a parent entity also established to effectuate the Acquisition. The Acquisition was completed on July 30, 2004 through the merger of Duane Reade Acquisition Corp. (a wholly owned subsidiary of Duane Reade Holdings, Inc.) into Duane Reade Inc. with Duane Reade Inc. being the surviving entity and a wholly owned subsidiary of Duane Reade Holdings, Inc. after the merger transaction.

The Unaudited Consolidated Interim Financial Statements included herein reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of operations, financial position, cash flows and comprehensive income (loss) of the Company, and have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company’s Annual Consolidated Financial Statements for the year ended December 31, 2005. These Unaudited Consolidated Interim Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2005. The Unaudited Consolidated Interim Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The results for the interim periods presented are not necessarily indicative of the results expected for the full year.

The Company, along with certain of its subsidiaries, is a guarantor of the debt obligations of Duane Reade Inc. and Duane Reade, the New York general partnership that holds the operating assets and liabilities (“Duane Reade GP”). The Company has no assets or operations other than its investment in its subsidiaries. The guarantees provided by the Company and its other subsidiaries under the debt obligations of Duane Reade Inc. and Duane Reade GP are full and unconditional, joint and several.

2.                 Recently Issued Accounting Pronouncements

In December 2004, Statement of Financial Accounting Standard No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) was issued. This statement established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. The Company adopted the provisions of this statement effective January 1, 2006. As a result, the interim financial statements included herein for the 13 weeks ended April 1, 2006 reflect pre-tax compensation expense of approximately $25 thousand, attributable to the vested portion of stock options granted after the adoption date. Based on the number of options granted after the adoption date, the Company expects to incur stock option compensation expenses of approximately $0.3 million in 2006.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Changes (“APB No. 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net earnings the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments (“SFAS No. 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect that SFAS No. 155 will have a material effect on its consolidated financial statements.

3.                 Stock-Based Payment

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the prospective transition method. Under that transition method, compensation cost recognized for the three months ended April 1, 2006 includes the vested portion of share-based payments granted on or after January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company has elected to recognize compensation expense on a straight-line basis over the vesting period of the respective options.

Management Stock Option Plan

The Company’s Board of Directors adopted the Duane Reade Holdings, Inc. Management Stock Option Plan, which is referred to in this report as the “Stock Option Plan,” which became effective on the date the Acquisition was completed. The Stock Option Plan is administered by the compensation committee of the Board of Directors. Any officer, employee, director or consultant of Duane Reade Holdings, Inc. or any of its subsidiaries or affiliates is eligible to be designated a participant under the Stock Option Plan. On November 21, 2005, the Company amended the Stock Option Plan so that a maximum of 370,293 shares of its common stock (on a fully diluted basis) may be granted under the Stock Option Plan.

Under the Stock Option Plan, the compensation committee of Duane Reade Holdings, Inc. may grant awards of nonqualified stock options, incentive stock options, or any combination of the foregoing. A stock option granted under the Stock Option Plan will provide a participant with the right to purchase, within a specified period of time, a stated number of shares of the Company’s common stock at the price specified in the award agreement. Stock options granted under the Stock Option Plan will be subject to such terms, including the exercise price and the conditions and timing of exercise, not inconsistent with the Stock Option Plan, as may be determined by the compensation committee and specified in the applicable stock option agreement or thereafter.

A summary of activity under the Stock Option Plan as of April 1, 2006, and changes during the three months ended April 1, 2006 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	367,797	$100.00
Activity from January 1, 2006 through April 1, 2006
Granted	26,000	$100.00
Exercised	—	$100.00
Expired	—	$100.00
Forfeited	(115,277)	$100.00
Outstanding at April 1, 2006	278,520	$100.00	8.9	$—
Exercisable at April 1, 2006	18,761	$100.00	7.4	$—

The weighted-average grant-date fair value of options granted during the three months ended April 1, 2006 was $42.59. There were no stock options granted during the three months ended March 26, 2005 and there were no stock options exercised during the first quarter of either 2006 or 2005.

The Company has adopted a Black-Scholes option pricing formula method of valuation and has engaged an external valuation consultant to provide this analysis, the results of which were applied to the stock options issued during the first quarter ended April 1, 2006.

The valuation formula reflects the following key assumptions:

Expected dividend yield: 0%—The Company has historically not paid any dividends, nor does it currently expect to pay dividends in the foreseeable future.

Expected volatility: 32.0%—The volatility figure reflects the weighted-average 1, 5 and 10-year observed volatility of comparable industry participants.

Expected term (years): 6.5—The expected life represents the period of time for which options granted are expected to be outstanding. This estimate was derived from historical share option exercise experience, which management believes provides the best estimate of the expected term.

Risk-free interest rate: 4.38%—This reflects the rate portrayed on the Treasury Yield Curve for a period of time equivalent to the expected term.

As of April 1, 2006, there was $1.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock-based compensation plan. That cost (to be reduced by forfeitures) is expected to be recognized on a straight-line basis over a weighted-average period of 5 years.

During the quarter ended April 1, 2006, the Company recognized approximately $25 thousand of compensation cost related to share-based payments.

As of April 1, 2006, 91,773 shares of common stock of the Company were reserved for the issuance of additional stock options. The Company expects to satisfy the exercise of stock options utilizing newly-issued shares.

4.                 Inventory and Cost of Sales

At April 1, 2006, inventories, consisting solely of finished goods, would have been lower by $5.3 million if they had been valued on a lower of first-in, first-out (“FIFO”) cost or market basis instead of a last-in, first-out (“LIFO”) basis. Cost of sales includes all store occupancy-related costs and expenses, consisting of lease and sublease-related income and expenses, other recurring real estate-related income and expenses primarily from sales and terminations of leases related to store closings and relocations, store utility costs, warehouse expenses and distribution costs. The Company reflects promotional allowances from vendors as a reduction of cost of sales or advertising expense, depending on the nature of the allowance, when such advertising or promotions have been completed and the related allowances have been earned. Other real estate related income was $0.1 million in the thirteen weeks ended April 1, 2006 and in the comparable prior year period as well.

5.                 Exit and Disposal Activities

In connection with the acquisition of Duane Reade Inc. and in accordance with the provisions of Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations” (EITF 95-3), the Company established a reserve of $19.1 million for costs anticipated to be incurred as a result of the planned closing of approximately 13 of its stores. These costs primarily relate to rent, utilities and other on-going occupancy-related expenses, as well as costs related to inventory liquidation. As at April 1, 2006, all of the planned closings had occurred, and the Company has recorded a cumulative net total of $7.1 million of primarily occupancy-related costs against this reserve resulting in the reserve balance of $12.0 million at April 1, 2006.

6.                 Pharmacy and Customer File Acquisitions

During the first quarter of 2005, the Company acquired one pharmacy customer file, which was merged into an existing store. There was no pharmacy or customer file acquisition activity in the first quarter of 2006. The table below provides details of this acquisition activity for each of the periods presented (dollars in millions).

	For the 13 Weeks Ended
	April 1, 2006	March 26, 2005
Customer prescription files	—	1
Pharmacy establishments	—	—
Total acquisitions	—	1
Purchase price allocation:
Identifiable intangibles	$—	$0.8
Goodwill	—	—
Inventory	—	0.2
Property and equipment	—	—
Other assets and liabilities, net	—	(0.2)
Total	$—	$0.8

The acquired operation has been included in the consolidated statement of operations from the date of acquisition and did not have a material effect on sales or results of operations of the Company for the periods presented.

7.                 Debt

Debt is summarized as follows (in thousands):

Description of Instrument	April 1, 2006	December 31, 2005
Asset-Based Revolving Loan Facility	$142,208	$135,693
Total Current Debt	142,208	135,693
Senior Secured Floating Rate Notes due 2010	210,000	210,000
9.75% Senior Subordinated Notes due 2011	195,000	195,000
2.1478% Senior Convertible Notes due 2022	32	32
Total Non-current Debt	405,032	405,032
Total Debt	$547,240	$540,725

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

Revolving loans under the asset-based revolving loan facility, at the Company’s option, bear interest at either:

•       a rate equal to LIBOR (the London Interbank Offered Rate) plus a margin of from 1.50% to 2.00%, determined based on levels of borrowing availability reset each fiscal quarter; or

•       a rate equal to the prime rate of Banc of America Retail Group Inc. plus a margin of from 0.00% to 0.50%, determined based on levels of borrowing availability reset each fiscal quarter. Borrowings under the amended facility continue to be primarily LIBOR-based. At April 1, 2006, the asset-based revolving loan facility bore interest at a weighted average annual rate of 6.53%.

In August 2005, in conjunction with the issuance of $50.0 million aggregate principal amount of senior secured floating rate notes due 2010, the Company permanently reduced the amount of availability under the asset-based revolving loan facility by $25.0 million. As a result, at April 1, 2006, the maximum amount that could be borrowed under the asset-based revolving loan facility was $225.0 million.

At April 1, 2006, there was $142.2 million outstanding under the asset-based revolving loan facility, and approximately $76.2 million of remaining availability, net of $6.6 million reserved for standby letters of credit. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt, and the Company does not meet the criteria of FAS 6 to reclassify the debt as long-term. The Company intends to continue to utilize this facility for its working capital needs through the date of its maturity in July 2008.

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

The senior secured notes bear interest at a floating rate of LIBOR plus 4.50%, reset quarterly. Interest on the senior secured notes is payable quarterly on each March 15, June 15, September 15, and December 15, beginning on March 15, 2005. The senior secured notes mature on December 15, 2010. At April 1, 2006, the Senior Secured Floating Rate Notes bore interest at a rate of 9.41%.

On May 25, 2005, the Company entered into a hedging transaction through the acquisition of a “no cost collar.” Under this arrangement, the Company capped its exposure on $130.0 million of LIBOR-based borrowings under the senior secured notes at a maximum LIBOR rate of 5.30%. In addition, the Company established a minimum “floor” LIBOR rate of 3.45% in line with then current LIBOR rates. This hedging arrangement expires on June 16, 2008. The changes in the fair value of the collar agreement are reflected in the Consolidated Statements of Comprehensive Income (Loss) included within the financial statements.

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

At April 1, 2006, the weighted average combined interest rate in effect on all variable rate debt outstanding was 8.25%.

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

8.                 Income Taxes

Income taxes are recorded based on the estimated combined statutory tax rates expected to be applicable for the full fiscal year less applicable employment related tax credits. The effective tax rate prior to the application of deferred tax asset valuation reserves is lower than the combined statutory rates, primarily reflecting the impact of these income tax credits. The wage-based employment tax credits represent the economic benefits earned by the Company for its participation in various federal and state hiring incentive programs. These benefits are based on the number of qualifying employees hired and retained by the Company for a specified time period. Employees qualify for these hiring programs primarily as a result of their enrollment in various economic assistance programs.

The Company evaluates the likelihood of recognizing the benefit of deferred tax assets, a majority of which result from the incurrence of net operating losses. This evaluation includes a review of the individual deferred tax components and a corresponding analysis of the anticipated time period during which the “book versus tax” differences giving rise to the specific assets and liabilities would reverse. Based on this evaluation, if the Company believes it is more likely than not that the benefits will not be realized within the period in which the deferred tax assets are deductible, an appropriate valuation allowance would be recorded.

At December 31, 2005, as a consequence of the significant loss incurred in the fiscal quarter then ended, as well as the projected future years’ taxable losses, this evaluation resulted in the recording of a valuation allowance of $30.4 million. This amount represented the Company’s year-end net deferred tax asset value excluding $24.4 million of deferred tax liabilities resulting from items that are not amortized for book accounting and are therefore not expected to reverse within the loss carryforward expiration period.

During the quarter ended April 1, 2006, the Company incurred an additional pre-tax loss of $9.6 million and recorded an incremental valuation allowance of $4.5 million. At April 1, 2006, the Company had approximately $119.9 million of gross deferred tax assets, approximately $109.7 million of gross deferred tax liabilities, and a cumulative valuation allowance of $34.9 million.

9.                 Commitments and Contingencies

The Company is party to legal actions arising in the ordinary course of business. Based on information presently available to the Company, it believes that the ultimate outcome of these actions will not have a material, adverse effect on its financial position, results of operations or cash flows. In addition, the Company is a party to the following legal actions and matters:

During 2002, the Company initiated a legal action against its former property insurance carrier, in an attempt to recover what it believes to be a fair and reasonable settlement for the business interruption portion of its claim originating from the September 11, 2001 World Trade Center terrorist attack, during which its single highest volume and most profitable store was completely destroyed. The claim is pending before the United States District Court for the Southern District of New York. In September 2003, a trial on certain issues was held regarding some of the matters at issue in the litigation, including whether the Company would have obtained a renewal of its lease at the World Trade Center. The Company received a favorable ruling on this and other legal issues in the case. The trial court’s decision was appealed by the insurance carrier to the Second Circuit Court of Appeals with respect to several aspects of the decision.

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

The Company was a party to a National Labor Relations Board (“NLRB”) administrative proceeding regarding a dispute with the Allied Trades Council (“ATC”) over whether a negotiating impasse was reached between the Company and the union in August of 2001. The Allied Trades Council represented employees in 139 of the Company’s stores in a collective bargaining agreement that expired on August 31, 2001. The Company believed that a negotiating impasse had occurred and as a result it had the right to implement its latest contract proposal which included wage increases, health and welfare benefits, vacation and sick benefits and a 401(k) retirement program. The Company discontinued making additional payments into the various funds associated with the union as it was providing many of the benefits on a direct basis and because past contributions to these funds had caused these funds to be in a position of excessive over funding. On February 18, 2004, an Administrative Law Judge (“ALJ”) who had reviewed various matters related to this proceeding issued a decision and related recommendation, which concluded that the parties were not at impasse. The remedies recommended by the ALJ included, among other things, a requirement for the Company to make its employees whole by reimbursing them for expenses ensuing from the Company’s failure to make contributions to the union funds and to make such funds whole, plus interest.

As a result of this decision and related recommendation, the Company (after consultation with its outside counsel) determined that it was required to recognize a liability under the provisions of Financial Accounting Standard No. 5 , Accounting for Contingencies. The Company, after a thorough review of the ALJ’s decision and recommendation as well as the related litigation surrounding this matter, determined that the value of the contingent liability at December 27, 2003 was $12.6 million, and recorded this amount as a labor contingency liability. The Company also determined that it would continue to accrue additional labor contingency expense of approximately $4.4 million annually, representing additional obligations for unpaid contributions and interest relative to future periods, until such time that new information would determine a change in the factors that gave rise to the need for the amount of such labor contingency.

On September 15, 2004, a three-member panel of the NLRB adopted the decision of the NLRB and subsequently, the Company appealed this decision to the District of Columbia Circuit Court of Appeals.

At December 31, 2005, the Company had recorded a cumulative labor contingency liability of $20.7 million. This represented the Company’s best estimate of the loss that would result upon application of the NLRB’s decision. The Company believed that the actual range of loss in this matter could be from $0, if the NLRB’s decision would not be enforced at all by the Circuit Court of Appeals, to approximately $49 million, if the NLRB’s decision would not be modified to provide for an offset of the amounts actually paid by the Company on behalf of the union employees.

On April 11, 2006, the Company announced that the NLRB had approved a settlement agreement between the Company and the Allied Trades Council Division of Local 338 RWDSU/UFCW (“Local 338”) with respect to all outstanding litigation and disputes with both the union and the NLRB. The Company also announced that it had reached agreement on the terms of two new three-year collective bargaining agreements with Local 338 and Local 340A New York Joint Board Unite Here!, a union representing certain non-management employees in the balance of the Company’s stores.  The settlement agreement became effective on April 13, 2006, when the collective bargaining agreement with Local 338 was ratified by the union membership. The three-year collective bargaining agreements with both unions became effective as of April 1, 2006 and will expire on March 31, 2009.

Under the terms of the settlement agreement, the Company was not required to make any additional payments to the union funds, and will have only a limited contingent obligation going forward. As a result of this settlement, the Company will cease making the annual $4.4 million provision toward labor litigation matters. The Company reversed $18.0 million of the labor contingency reserve during the first quarter ended April 1, 2006.

The Company was a party to related lawsuits, Irving Kroop, et al v. Duane Reade, NY, NY et al, 00 Civ. 9841, et al., instituted by the trustees of several union benefit funds wherein the funds claimed that the Company did not make certain required contributions to these funds from January 2000 through August 2001. The Company paid $0.7 million in November 2005 and an additional $1.4 million in April 2006 to fully settle all of the claims in this case.

In December 2005, the Company and Cardinal Health settled all matters relating to litigation arising out of a dispute regarding certain former supply arrangements and agreements. Under the terms of this settlement, the Company will pay Cardinal Health $4.5 million over a period of time to settle an outstanding trade payable, and has entered into an agreement whereby Cardinal will provide a secondary supply of pharmaceutical products to the Company over approximately two years. In the first quarter of 2006, the Company paid $2.0 million toward the cash settlement portion of this agreement.

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

In November 2004, Duane Reade Inc. was served with a purported class action complaint, Damassia v. Duane Reade Inc. The lawsuit was filed in the United States District Court, Southern District of New York. The complaint alleges that, from the period beginning November 1998, the Company incorrectly gave some employees the title, “Assistant Manager,” in an attempt to avoid paying these employees overtime, in contravention of the Fair Labor Standards Act and the New York Law. The complaint seeks an unspecified amount of unpaid wages. The Company believes this claim to be without merit, and it intends to defend itself vigorously against this claim. However, due to the inherent uncertainty of litigation, there can be no assurance as to the ultimate outcome of this matter.

In April 2006, the Company was served with a purported class action complaint, Enamul Chowdhury v. Duane Reade Inc. and Duane Reade Holdings, Inc. The complaint alleges that, from a period beginning March 2000, the Company incorrectly classified certain employees in an attempt to avoid paying overtime to such employees, thereby violating the Fair Labor Standards Act and New York law. The complaint seeks an unspecified amount of damages. The Company believes this claim to be without merit, and intends to vigorously defend itself against this claim. However, due to the inherent uncertainty of litigation, there can be no assurance as to the ultimate outcome of this matter.

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

10.          Condensed Consolidating Financial Information of Subsidiary Guarantors and Co-Obligors

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

The following condensed consolidating financial information for the Company presents the financial information of Duane Reade Holdings, Inc., the co-obligors and the subsidiary guarantors, prepared on the equity basis of accounting. Such presentation is based on the Company’s understanding and interpretation of Rule 3-10 under the Securities and Exchange Commission’s Regulation S-X. Deferred income taxes have been allocated to individual entities according to the Company’s income tax allocation methodology. Certain of the prior year information has been adjusted to conform its presentation with the current year. There is no limitation on dividends between the parent and its subsidiaries. The financial information may not necessarily be indicative of results of operations or financial position had the subsidiary guarantors operated as independent entities.

DUANE READE HOLDINGS, INC.
Condensed Consolidating Statement of Operations (Unaudited)
For the 13 weeks ended April 1, 2006
(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$—	$—	$385,869	$9,361	$(9,361)	$385,869
Cost of sales	—	—	310,396	—	—	310,396
Gross profit	—	—	75,473	9,361	(9,361)	75,473
Selling, general & administrative expenses	—	—	78,771	54	(9,361)	69,464
Labor contingency	—	—	(18,004)	—	—	(18,004)
Transaction expense	—	—	—	—	—	—
Depreciation and amortization	—	—	18,678	—	—	18,678
Store pre-opening expense	—	—	50	—	—	50
Other	—	—	1,102	—	—	1,102
Operating (loss) income	—	—	(5,124)	9,307	—	4,183
Equity earnings in affiliates	9,864	9,864	—	242	(19,970)	—
Interest expense (income), net	—	—	18,305	(4,567)	—	13,738
Income (loss) before income taxes	(9,864)	(9,864)	(23,429)	13,632	19,970	(9,555)
Income tax (benefit) expense	—	—	758	(449)	—	309
Net income (loss)	$(9,864)	$(9,864)	$(24,187)	$14,081	$19,970	$(9,864)

DUANE READE HOLDINGS, INC.
Condensed Consolidating Statement of Operations (Unaudited)
For the 13 weeks ended March 26, 2005
(in thousands)

						Duane Reade
	Duane Reade			Subsidiary	Consolidating	Holdings, Inc.
	Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Guarantors	Adjustments	Consolidated
Net sales	$—	$—	$394,767	$9,166	$(9,166)	$394,767
Cost of sales	—	—	321,958	—	—	321,958
Gross profit	—	—	72,809	9,166	(9,166)	72,809
Selling, general & administrative expenses	—	—	73,647	18	(9,166)	64,499
Labor contingency	—	—	1,100	—	—	1,100
Transaction expense	—	—	427	—	—	427
Depreciation and amortization	—	—	17,646	—	—	17,646
Store pre-opening expense	—	—	100	—	—	100
Other	—	—	1,148	—	—	1,148
Operating (loss) income	—	—	(21,259)	9,148	—	(12,111)
Equity earnings in affiliates	12,802	12,802	—	193	(25,797)	—
Interest expense (income), net	—	—	13,776	(2,611)	—	11,165
Income (loss) before income taxes	(12,802)	(12,802)	(35,035)	11,566	25,797	(23,276)
Income tax (benefit) expense	—	—	(15,765)	5,291	—	(10,474)
Net income (loss)	$(12,802)	$(12,802)	$(19,270)	$6,275	$25,797	$(12,802)

DUANE READE HOLDINGS, INC.
Condensed Consolidating Balance Sheet (Unaudited)
As of April 1, 2006

(in thousands)

						Duane Reade
	Duane Reade			Subsidiary	Consolidating	Holdings, Inc.
	Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Guarantors	Adjustments	Consolidated
Assets
Current assets
Cash	$—	$—	$1,336	$61	$—	$1,397
Receivables	—	—	46,852	—	—	46,852
Due from affiliates	—	72,069	114,362	—	(186,431)	—
Inventories	—	—	232,776	—	—	232,776
Deferred income taxes	—	8,292	5,049	(6,189)	—	7,152
Prepaid expenses and other assets	—	—	28,522	—	—	28,522
Total current assets	—	80,361	428,897	(6,128)	(186,431)	316,699
Investment in affiliates	73,798	73,798	—	88	(147,684)	—
Property and equipment	—	—	222,067	—	—	222,067
Goodwill net of accumulated amortization	—	—	67,791	—	—	67,791
Deferred income taxes	—	1,645	9,032	(10,677)	—	—
Other assets	—	—	195,257	300,757	(254,525)	241,489
Total assets	$73,798	$155,804	$923,044	$284,040	$(588,640)	$848,046
Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$—	$—	$85,210	$—	$—	85,210
Due to affiliates	—	—	—	186,429	(186,429)	—
Accrued interest	—	—	4,691	—	—	4,691
Accrued expenses	—	12	48,822	—	—	48,834
Current portion of long term debt	—	—	142,208	—	—	142,208
Current portion of capital lease obligations	—	—	3,282	—	—	3,282
Total current liabilities	—	12	284,213	186,429	(186,429)	284,225
Long term debt	—	—	659,557	—	(254,525)	405,032
Capital lease obligations, less current portion	—	—	9,456	—	—	9,456
Deferred income taxes	—	80,014	(80,749)	32,563	—	31,828
Other non-current liabilities	—	1,980	41,172	—	—	43,152
Total liabilities	—	82,006	913,649	218,992	(440,954)	773,693
Stockholder’s equity
Common stock	26	—	—	—	—	26
Paid-in-capital	239,472	239,498	239,498	2,395	(481,391)	239,472
Additional paid-in-capital	—	—	25	—	—	25
Accumulated other comprehensive income	—	—	531	—	—	531
Retained earnings	(165,700)	(165,700)	(230,659)	62,653	333,705	(165,701)
Total stockholder’s equity	73,798	73,798	9,395	65,048	(147,686)	74,353
Total liabilities and stockholder’s equity	$73,798	$155,804	$923,044	$284,040	$(588,640)	$848,046

DUANE READE HOLDINGS, INC.
Condensed Consolidating Balance Sheet (Unaudited)
As of December 31, 2005
(in thousands)

						Duane Reade
	Duane Reade			Subsidiary	Consolidating	Holdings, Inc.
	Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Guarantors	Adjustments	Consolidated
Assets
Current assets
Cash	$—	$—	$1,338	$24	$—	$1,362
Receivables	—	—	52,320	—	—	52,320
Due from affiliates	—	71,983	112,660	—	(184,643)	—
Inventories	—	—	235,639	—	—	235,639
Deferred income taxes	—	8,857	5,049	(6,189)	—	7,717
Prepaid expenses and other assets	—	—	26,114	—	—	26,114
Total current assets	—	80,840	433,120	(6,165)	(184,643)	323,152
Investment in affiliates	83,662	83,662	—	330	(167,654)	—
Property and equipment	—	—	229,134	—	—	229,134
Goodwill, net	—	—	67,791	—	—	67,791
Deferred income taxes	—	1,645	9,032	(10,677)	—	—
Other assets	—	—	205,109	285,132	(238,900)	251,341
Total assets	$83,662	$166,147	$944,186	$268,620	$(591,197)	$871,418
Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$—	$—	$72,711	$—	$—	$72,711
Due to affiliates	—	—	—	184,641	(184,641)	—
Accrued interest	—	—	9,222	—	—	9,222
Accrued expenses	—	(107)	52,066	—	—	51,959
Current portion of debt	—	—	135,693	—	—	135,693
Current portion of capital lease obligation	—	—	3,183	—	—	3,183
Total current liabilities	—	(107)	272,875	184,641	(184,641)	272,768
Long term debt	—	—	643,932	—	(238,900)	405,032
Capital lease obligation, less current portion	—	—	10,314	—	—	10,314
Deferred income taxes	—	80,612	(81,507)	33,012	—	32,117
Other non-current liabilities	—	1,980	65,285	—	—	67,265
Total liabilities	—	82,485	910,899	217,653	(423,541)	787,496
Stockholder’s equity
Common stock	26	—	—	—	—	26
Paid-in-capital	239,472	239,498	239,498	2,395	(481,391)	239,472
Accumulated other comprehensive income	—	—	260	—	—	260
Retained earnings	(155,836)	(155,836)	(206,471)	48,572	313,735	(155,836)
Total stockholder’s equity	83,662	83,662	33,287	50,967	(167,656)	83,922
Total liabilities and stockholder’s equity	$83,662	$166,147	$944,186	$268,620	$(591,197)	$871,418

DUANE READE HOLDINGS, INC.
Condensed Consolidating Statement of Cash Flows (Unaudited)
For the 13 weeks ended April 1, 2006
(in thousands)

						Duane Reade
	Duane Reade			Subsidiary	Consolidating	Holdings, Inc.
	Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Guarantors	Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(9,864)	$(9,864)	$(24,187)	$14,081	$19,970	$(9,864)
Adjustments to reconcile net income (loss) to net cash (used in) / provided by operating activities:
Depreciation and amortization	—	—	19,741	—	—	19,741
Deferred tax provision	—	(33)	758	(449)	—	276
Deferred rent expense	—	—	2,559	—	—	2,559
Equity in income of subsidiaries	9,864	9,864	—	242	(19,970)	—
Changes in operating assets and liabilities:
Receivables	—	(86)	3,766	1,788	—	5,468
Inventories	—	—	2,863	—	—	2,863
Accounts payable	—	—	12,499	—	—	12,499
Prepaid and accrued expenses	—	119	(6,383)	—	—	(6,264)
Increase in other assets (liabilities), net	—	—	(11,826)	(15,625)	—	(27,451)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	—	—	(210)	37	—	(173)
Capital expenditures	—	—	(3,713)	—	—	(3,713)
Lease acquisition and other costs	—	—	(1,814)	—	—	(1,814)
Proceeds from sale of property	—	—	—	—	—	—
NET CASH USED IN INVESTING ACTIVITIES	—	—	(5,527)	—	—	(5,527)
Cash flows from financing activities:
Borrowings from revolving credit facility	—	—	454,703	—	—	454,703
Repayments of revolving credit facility	—	—	(448,188)	—	—	(448,188)
Deferred financing costs	—	—	(21)	—	—	(21)
Repayments of capital lease obligations	—	—	(759)	—	—	(759)
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	5,735	—	—	5,735
Net (decrease) increase in cash	—	—	(2)	37	—	35
Cash at beginning of period	—	—	1,338	24	—	1,362
Cash at end of period	$—	$—	$1,336	$61	$—	$1,397

DUANE READE HOLDINGS, INC.
Condensed Consolidating Statement of Cash Flows (Unaudited)
For the 13 weeks ended March 26, 2005
(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Cash flows from operating activities:
Net income (loss)	$(12,802)	$(12,802)	$(19,270)	$6,275	$25,797	$(12,802)
Adjustments to reconcile net income (loss) to net cash (used in) / provided by operating activities:
Depreciation and amortization	—	—	18,559	—	—	18,559
Deferred tax provision	—	—	(15,765)	5,291	—	(10,474)
Deferred rent expense	—	—	3,594	—	—	3,594
Equity in income of subsidiaries	12,802	12,802	—	193	(25,797)	—
Changes in operating assets and liabilities:
Receivables	—	(70)	891	76	—	897
Inventories	—	—	1,409	—	—	1,409
Accounts payable	—	—	(1,010)	—	—	(1,010)
Prepaid and accrued expenses	—	70	(22,976)	—	—	(22,906)
Increase in other assets (liabilities), net	—	—	17,908	(11,825)	—	6,083
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	—	—	(16,660)	10	—	(16,650)
Capital expenditures	—	—	(7,132)	—	—	(7,132)
Lease acquisition and other costs	—	—	(3,096)	—	—	(3,096)
Proceeds from sale of property	—	—	2,223	—	—	2,223
NET CASH USED IN INVESTING ACTIVITIES	—	—	(8,005)	—	—	(8,005)
Cash flows from financing activities:
Borrowings from revolving credit facility	—	—	475,674	—	—	475,674
Repayments of revolving credit facility	—	—	(449,734)	—	—	(449,734)
Deferred financing costs	—	—	(607)	—	—	(607)
Repayments of capital lease obligations	—	—	(671)	—	—	(671)
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	24,662	—	—	24,662
Net (decrease) increase in cash	—	—	(3)	10	—	7
Cash at beginning of period	—	—	1,297	32	—	1,329
Cash at end of period	$—	$—	$1,294	$42	$—	$1,336

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Our business consists of the sale of a wide variety of health and beauty care products, convenience oriented food and general merchandise items and a pharmacy operation managed to supply customers with their prescription needs. We refer to the non-prescription portion of our business as front-end sales because most of these sales are processed through the front check-out sections of our stores. This portion of our business consists of brand name and private label health and beauty care items, food and beverages, tobacco products, cosmetics, housewares, greeting cards, photofinishing services, photo supplies and seasonal and general merchandise. Health and beauty care products, including over-the-counter items, represent our highest volume categories within front-end sales. The front-end portion of our business represented 53.5% of our sales in the 13 weeks ended April 1, 2006 and 50.5% of our sales in the 13 weeks ended March 26, 2005, and is characterized by generally higher gross margins that are approximately twice that of our pharmacy or back-end business.

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

Sales to third party prescription plans represented approximately 92.6% of our prescription sales in the 13 weeks ended April 1, 2006 and 92.7% of our prescription sales in the 13 weeks ended March 26, 2005. Historically, excluding pharmacy resale activity, our pharmacy sales experienced a faster rate of sales growth than the front-end portion of our business due to a number of favorable demographic and industry trends such as the aging of the population, expanded penetration of third party private and government-sponsored coverage and the increasing utilization of prescriptions to improve quality of life and in place of medical procedures. While these factors are still operative, our rate of non-resale pharmacy sales growth has steadily declined over the last two and a half years to the point where our most recent pharmacy sales results reflect a lower rate of growth than the front-end portion of our business. This slower pharmacy sales growth is the result of increased mail order penetration (that results in losses of retail based prescription sales to mail order providers), negative publicity surrounding the adverse side effects of certain arthritis medications and other high volume drugs, conversion of certain high volume prescription drugs to over-the-counter front-end products and increased use of lower priced but more profitable generic drugs in place of higher priced branded medications.

During 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or, the Medicare Modernization Act, which created a new Medicare Part D benefit that expanded Medicare coverage of prescription drugs for Medicare participants not enrolled in third party plans as well as for certain Medicare “dual eligible” participants that were previously covered under state administered Medicaid plans. This new Medicare coverage took effect in January 2006 and is expected to result in decreased pharmacy margins resulting from lower reimbursement rates than our current margins on prescriptions that are not subject to third party reimbursement. In addition, reimbursement rates for Medicare Part D are expected to be lower for these dual eligible customers transferred into the Medicare Part D program from New York Medicaid. In June 2004, a temporary prescription drug discount program furnished under this Medicare legislation was implemented as a means of providing limited benefits to Medicare participants until the full Medicare Part D program took effect in 2006. This temporary program, which expires on May 15, 2006, also resulted in lower pharmacy margins than those realized on prescriptions that were not subject to third party plan reimbursement. Based on our experience, we expect, over time, that increased utilization of prescription drugs by Medicare participants enrolled in the new programs that previously were cash paying customers may offset the effect of lower margins on our revenues, although we are not certain this will be the case. State Medicaid programs that provide prescription benefits to low income households and individuals have historically represented approximately 23% of our retail pharmacy sales. As of March 2006, state Medicaid plans had declined to approximately 17.4% of our pharmacy sales while the new Medicare Part D plan represented approximately 7.8% of our pharmacy sales.

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

In an effort to offset some of the adverse pharmacy gross margin impacts from the trends discussed above, there has been an intensified effort on the part of retailers to support increased utilization of lower priced but higher margin generic prescriptions in place of branded medications. Improved generic utilization rates as well as a combination of direct purchases and contractual wholesaler purchases enabled us to achieve improved gross margins on pharmacy retail sales during 2004 and 2005. For the quarter ended April 1, 2006, we continued to see increased generic substitution rates. The proportion of generic prescriptions dispensed was 50.8%, compared to 47.1% in the same period last year.

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

Our primary assets are our ownership of 100% of the outstanding capital stock of Duane Reade Inc., which in turn owns 99% of the outstanding partnership interest of Duane Reade GP and all of the outstanding common stock of DRI I Inc. DRI I Inc. owns the remaining 1% partnership interest in Duane Reade GP. Substantially all of our operations are conducted through Duane Reade GP. In August 1999, we established two new subsidiaries, Duane Reade International, Inc. and Duane Reade Realty, Inc. Duane Reade GP distributed to Duane Reade Inc. and DRI I Inc. all rights, title, and interest in all its trademarks, trade names and all other intellectual property rights. In turn, Duane Reade Inc. and DRI

I Inc. made a capital contribution of these intellectual property rights to Duane Reade International. This change created a controlled system to manage and exploit these intellectual property rights separate and apart from the retail operations. In addition, Duane Reade GP distributed some of its store leases to Duane Reade Inc. and DRI I Inc., which in turn made a capital contribution of these leases to Duane Reade Realty. Duane Reade Realty is the lessee under certain store leases entered into after its creation. Duane Reade Realty subleases to Duane Reade GP the properties subject to those leases. The consolidated financial statements included in this filing reflect the accounts of Duane Reade Holdings, Inc. and its subsidiaries for all periods shown. All significant intercompany transactions and balances have been eliminated.

New York City Economy

We operate approximately 88% of our 247 stores in New York City and the remainder in the surrounding areas, and our financial performance is therefore heavily influenced by the local economy. We analyze a number of economic indicators specific to New York City to gauge the health of this economy, including unemployment rates, job creation, gross city product and bridge and tunnel commuter traffic patterns. We also analyze market share data, same-store sales trends, average store sales and sales per square foot data among other key performance indicators to monitor our overall performance. During 2004, 2005 and the first quarter of 2006, the New York City economy generally reflected an improving trend for most of these external economic indicators.

Between 2001 and 2003, the New York City economy experienced a regional cyclical downturn and a series of unusual events, such as the World Trade Center attacks and non-recurring increases in real estate taxes and insurance costs. The New York greater metropolitan area experienced above average unemployment levels, especially in the key midtown and downtown Manhattan financial districts and lagged behind the improving national economy throughout 2003 and the early part of 2004. However, more recently it has shown improvements in employment, tourism and overall commerce relative to the last few years. The March 2006 unemployment data for New York City indicated an unemployment rate of 4.90%, compared to a national rate of 4.70%.

Results of Operations

The Thirteen Weeks Ended April 1, 2006 as Compared to the Thirteen Weeks Ended March 26, 2005

For the first quarter of 2006, we achieved net sales of $385.9 million and sustained a net loss of $9.9 million, as compared to net sales of $384.8 million and a net loss of $12.8 million in the first quarter of the previous year. Pharmacy resale activity was $11.4 million in the first quarter of 2006, compared to $28.1 million in the previous year, resulting from reduced outside customer demand. The improvement in earnings is attributable to the following factors:

•       The reversal of $18.0 million of previously accrued labor contingency expenses that resulted from the favorable settlement of litigation with the National Labor Relations Board (NLRB) and Local 338 of the RSDWU, a union representing non-management employees in 140 of our stores.

•       An increase in gross margin from 18.4% in the first quarter of 2005 to 19.6% in the first quarter of 2006. The increase was primarily attributable to the decline in lower margin pharmacy resale activity and improved front-end selling margins.

These improvements were partially offset by:

•       A tax provision of $0.3 million in the first quarter of 2006, compared to a tax benefit of $10.4 million in the prior year. The change in the tax provision was primarily attributable to a deferred tax asset valuation reserve of $4.5 million recorded in the first quarter of 2006 and a reduced pre-tax loss in the same period.

•       An increase in depreciation and amortization expense of $1.1 million. This increase was attributable to the depreciation of capital expenditures and amortization of intangibles acquired in 2005 and the first quarter of 2006.

•       An increase in interest expense of $2.5 million resulting from higher interest rates applicable to our variable rate debt and higher debt levels resulting from the August 2005 issuance of $50 million of incremental floating rate notes.

The following sets forth the results of operations for the periods indicated:

	For the 13 Weeks Ended
	April 1, 2006		March 26, 2005
	Dollars	% of Sales	Dollars	% of Sales
Net sales	$385,869	100.0%	$394,767	100.0%
Cost of sales	310,396	80.4	321,958	81.6
Gross profit	75,473	19.6	72,809	18.4
Selling, general & administrative expenses	69,464	18.0	64,499	16.3
Labor contingency	(18,004)	(4.7)	1,100	0.3
Transaction expense	—	0.0	427	0.1
Depreciation and amortization	18,678	4.8	17,646	4.5
Store pre-opening expenses	50	0.0	100	0.0
Other	1,102	0.3	1,148	0.3
Operating income (loss)	4,183	1.1	(12,111)	(3.1)
Interest expense, net	13,738	3.6	11,165	2.8
Loss before income taxes	(9,555)	(2.5)	(23,276)	(5.9)
Income tax provision (benefit)	309	0.1	(10,474)	(2.7)
Net (loss)	$(9,864)	(2.6)%	$(12,802)	(3.2)%

Net sales were $385.9 million in the thirteen weeks ended April 1, 2006, representing a decrease of 2.3% as compared to net sales of $394.8 million in the thirteen weeks ended March 26, 2005. Resale activity accounted for a decrease of 4.2%, while retail sales to customers increased by 2.1% over this period. Same-store sales increased by 1.8% over the first quarter last year.

Pharmacy sales decreased from $195.5 million in the first quarter of 2005 to $179.4 million in the first quarter of 2006, a decrease of 8.2%, and represented 46.5% of total sales, as compared with 49.5% of total sales in the first quarter of 2005. The overall pharmacy sales decrease includes a decrease of 8.5% resulting from the reduced resale activity, offset by an increase of 0.3% in retail pharmacy sales. Pharmacy same-store sales decreased by 0.5% from last year, and third-party reimbursed pharmacy sales represented 92.6% of total prescription sales compared to 92.7% in the first quarter of 2005. Pharmacy same-store sales were adversely impacted by approximately 1.8% due to increased mail order penetration resulting from conversion of certain third party plans to mandatory mail order requirements and approximately 0.2% due to negative publicity and significantly reduced consumer demand for arthritis medications and certain other high volume drugs. The percentage of generic prescriptions dispensed increased by 3.7% this year, resulting in a reduction of the pharmacy same-store sales increase by approximately 2.3%, but an increase in gross margin per prescription dispensed. Generic prescriptions generally have lower retail sales prices but are more profitable than branded prescriptions.

Front-end sales increased from $199.3 million in the first quarter of 2005 to $206.5 million in the first quarter of 2006, an increase of 3.6%, and represented 53.5% of total sales, as compared to 50.5% of total sales in the first quarter of 2005. Front-end same-store sales increased by 3.9%, primarily due to a generally improved level of consumer demand resulting from a stronger New York City economy and increased penetration of our Dollar Rewards customer loyalty card. Easter holiday sales benefited the first quarter of 2005, while these holiday sales will benefit the second quarter of 2006.

During the thirteen weeks ended April 1, 2006, we opened one store and closed five stores, as compared to two stores opened and eight stores closed during the thirteen weeks ended March 26, 2005. At April 1, 2006, we operated 247 stores, as compared to 249 stores at March 26, 2005 and 251 stores at December 31, 2005.

Cost of sales as a percentage of net sales was 80.4% in the first quarter of 2006 and 81.6% in the first quarter of 2005, resulting in gross profit margins of 19.6% and 18.4%, respectively. This increase in gross profit margins was primarily attributable  to reduced lower margin pharmacy resale activity and improved front-end selling margins. Cost of sales also includes (i) a $0.6 million LIFO provision in the current year’s first quarter as compared to a LIFO benefit of $0.2 million in the corresponding period last year, and (ii) real-estate related income of $0.1 million in the first quarters of both 2006 and 2005.

Selling, general and administrative expenses were $69.5 million, or 18.0% of net sales, and $64.5 million, or 16.3% of net sales, in the first quarter of 2006 and 2005, respectively. The increase in these expense ratios to sales as compared to the prior year was attributable to the reduced level of pharmacy resale activity as well as increased store selling expenses, primarily resulting from higher labor costs that resulted from increased pharmacist salaries as well as New York State minimum wage rate changes that became effective on January 1, 2006.

Depreciation and amortization of capital expenditures and intangible assets amounted to $18.7 million in the first quarter of 2006, as compared to $17.6 million in the first quarter of 2005. This increase resulted from the depreciation of capital expenditures made in 2005 and 2006 and amortization of identifiable intangibles acquired over the same period.

We incurred store pre-opening expenses of $0.1 million in the first quarter of 2006, related to the opening of one store. In the first quarter of last year, we incurred pre-opening costs of $0.1 million, attributable to the opening of two stores.

In the first quarter of 2006, we incurred other expenses of $1.1 million including (i) severance and other costs resulting from the termination of employment of two former executives ($0.3 million), (ii) Oak Hill management fees ($0.3 million), (iii) costs associated with various matters related to our former Chairman ($0.3 million) and (iv) expenses attributable to a retention bonus paid to our current CEO ($0.2 million). In the first quarter of 2005, other expenses of $1.1 million included (i) costs associated with the planned transfer to the former Chairman of a Company-owned split dollar life insurance policy ($0.6 million), (ii) Oak Hill management fees ($0.3 million) and (iii) costs associated with the former Chairman’s long-term cash award ($0.2 million).

Net interest expense for the first quarter of 2006 was $13.7 million, as compared to $11.2 million in the first quarter of 2005. This increase was primarily attributable to higher interest rates and increased debt levels incurred on our revolving credit borrowings and floating rate notes as compared to the prior year. At April 1, 2006, the weighted average interest rate on our variable rate outstanding debt was 8.25%, as compared to a weighted average rate of 5.60% at March 26, 2005.

In the first quarter of 2006, we recorded an income tax provision of $0.3 million, reflecting an estimated effective tax rate of (3.2)%. This expense is the result of a valuation allowance of $4.5 million that largely offset the tax benefit generated by our operating loss in the quarter. In the comparable period last year, the income tax benefit of $10.5 million reflected an estimated effective tax rate of 45.0%, inclusive of the anticipated benefits of employment tax credits. The employment tax credits represent the economic benefits earned by us for our participation in various federal and state hiring incentive programs.

Liquidity and Capital Resources

Working Capital and Cash Flow

Working capital was $32.5 million as of April 1, 2006 and $50.4 million as of December 31, 2005. Working capital reflects the classification of outstanding borrowings under our revolving loan facility of $142.2 million at April 1, 2006 and $135.7 million at December 31, 2005 as current liabilities. This current classification is required because cash receipts controlled by the lenders are used to reduce outstanding debt and the Company does not meet the criteria of Statement of Financial Accounting Standard No. 6 “Classification of Short Term Obligations Expected to be Refinanced” (FAS 6) to reclassify the debt as long-term, but is not an indication that this credit facility is expected to be retired within the next year. This facility expires in July of 2008 and we intend to continue to access it for our working capital needs throughout its remaining term.

Net cash used in operating activities was $0.2 million in the thirteen weeks ended April 1, 2006 compared to $16.7 million in the thirteen weeks ended March 26, 2005. The use of cash in the prior year primarily reflects the $19.0 million paid to our former Chairman in January 2005, in connection with the termination of our obligations under his SERP agreement.

Net cash used in investing activities was $5.5 million in the thirteen weeks ended April 1, 2006, compared to $8.0 million in the thirteen weeks ended March 26, 2005. In the first quarter of 2006, capital expenditures, primarily related to new store openings and the remodeling of existing locations, were $3.7 million, while lease acquisition, pharmacy customer file and other costs were $1.8 million of cash used in investing activities. In the first quarter of 2005, we spent $7.1 million on capital expenditures and $3.1 million on lease acquisition, pharmacy customer file and other costs, which were partially offset by $2.2 million of cash received in connection with the sale of property.

Net cash provided by financing activities was $5.7 million in the thirteen weeks ended April 1, 2006, compared to $24.7 million in the thirteen weeks ended March 26, 2005. The decrease in cash provided by financing activities in the current year reflects the reduction in cash used by operations as well as the lower level of cash used in investing activities.

Operating Capital Requirements

Our operating capital requirements primarily result from opening and stocking new stores, remodeling and renovating existing retail locations, purchasing pharmacy files and the continuing development of management information systems. We opened one new store in the first quarter of 2006 and seven new stores during 2005, a decline from 16 stores opened in 2004 and 17 stores opened in 2003. We currently plan to open five new stores in each of fiscal 2006 through fiscal 2008. In 2005, we spent approximately $25.2 million on capital expenditures, primarily for new, renovated and replacement stores, and we spent an additional $8.5 million for lease acquisition, pharmacy customer files and other costs. These amounts were partially offset by $7.1 million of proceeds we received resulting from the sale of two formerly owned properties in 2005. We also require working capital to support inventory for our existing and new stores. Historically, we have been able to lease almost all of our store locations, so acquisitions of real estate are not expected to have a significant impact on our capital requirements.

Other Factors Influencing our Liquidity

Seventeen of our stores, which generated approximately 6.3% of our net sales for fiscal 2005, have leases scheduled to expire before the end of fiscal 2007. Eight of these leases have renewal options. We believe that we will be able to renew most of the other expiring leases on economically favorable terms or, alternatively, find other economically attractive locations to lease.

As of April 1, 2006, approximately 4,300 of our approximately 6,000 employees were represented by various labor unions and were covered by collective bargaining agreements. Pursuant to the terms of the collective bargaining agreements covering these employees, we are required, in some instances, to pay specified annual increases in salary and benefits contributions relating to the member employees. We do not believe that these increases will have a material impact on our liquidity or results of operations.

Effective April 1, 2006, the Company and Local 338 have agreed to the Local 338 Collective Bargaining Agreement (the “Local 338 CBA”). The Local 338 CBA covers all of the Company’s clerks, cashiers, pharmacy clerks, pharmacy technicians and photo technicians at 141 of its stores. This agreement was ratified by the union membership on April 13, 2006. The Local 338 CBA will expire on March 31, 2009.

Effective April 1, 2006, the Company and Local 340A New York Joint Board UNITE HERE! have entered into the UNITE Collective Bargaining Agreement (the “UNITE CBA”). The UNITE CBA covers clerks, cashiers, pharmacy clerks, pharmacy technicians and photo technicians at 110 of the Company’s locations. This agreement will expire on March 31, 2009.

Effective September 1, 2005, Duane Reade and Local 210, International Brotherhood of Teamsters agreed on a successor collective bargaining agreement which will expire on August 31, 2008. Local 210 represents approximately 300 employees in our Maspeth, New York and North Bergen, New Jersey warehouse facilities.

The following table presents details of our significant Commitments and Obligations as at April 1, 2006, except that the data provided with respect to operating leases is as of December 31, 2005:

	Payments due by Period
	(dollars in thousands)
Contractual Cash Obligations	Total	Within 1 year	Within 2-3 years	Within 4-5 years	After 5 years
Long-Term Debt(1)(2)	$547,240	$—	142,208	$210,000	$195,032
Capital Lease Obligations(3)	15,969	4,716	8,350	2,903	—
Operating Leases(4)	1,282,765	122,879	242,190	220,509	697,187
Fixed Interest Payments(5)	104,570	19,013	38,025	38,025	9,507
Former Chairman and Other Severance Payments(6)	4,464	2,643	1,821	—	—
Former Pharmacy Supplier Settlement(7)	2,500	2,250	250	—	—
Labor Union Fund Settlement(8)	1,400	1,400	—	—	—
Executive Guaranteed Bonus(9)	825	825	—	—	—
Total Contractual Cash Obligations	$1,959,733	$153,726	$432,844	$471,437	$901,726

(1)          These amounts include $195.0 million of outstanding senior subordinated notes due in 2011, $210.0 million of outstanding senior secured floating rate notes due in 2010, $142.2 million outstanding under the amended asset-based revolving loan facility due in 2008, and $32,000 outstanding under the senior convertible notes due in 2022. At April 1, 2006, a further $76.2 million was available for borrowing under the amended asset-based revolving loan facility. For more information about the terms of the indebtedness described above, please see “—Debt,” below.

(2)          At April 1, 2006, approximately $142.2 million was outstanding under our asset-based revolving loan facility. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt and we do not meet the criteria of FAS 6 to reclassify the debt as long-term, however this is not an indication that this credit facility is expected to be retired within the next year. We intend to continue to use this facility for our working capital needs through the date of its maturity in July 2008.

(3)          Please refer to Note 11 of the annual consolidated financial statements on Form 10-K for further detail on Capital Lease obligations.

(4)          Please refer to Note 15 of the annual consolidated financial statements on Form 10-K for further detail on Operating Lease obligations.

(5)          Reflects interest payable on $195.0 million of the senior subordinated notes.

(6)          Reflects payments due to our former Chairman in connection with his replacement on November 21, 2005, as well as payments due to other senior executives whose employment was terminated during the first quarter of 2006.

(7)          Reflects cash payments due to Cardinal Health, a former pharmacy inventory supplier, in full settlement of all outstanding claims. Amounts shown are net of $2.0 million that was paid on January 15, 2006.

(8)          Reflects cash payments due to union benefit funds as a result of Kroop litigation settlement. See Note 9 of the Unaudited Consolidated Interim Financial Statements included elsewhere in this document for further information on this matter.

(9)   Reflects guaranteed bonus payable to our current CEO in accordance with the provisions of his employment agreement.

The following table presents details of our other significant Commercial Commitments as at April 1, 2006:

		Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Within 1 year	2-3 years	4-5 years	After 5 years
	(dollars in thousands)
Standby Letters of Credit(1)	$6,626	$6,355	$271	$—	$—
Total Commercial Commitments	$6,626	$6,355	$271	$—	$—

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

In connection with the November 21, 2005 replacement of our former Chairman, we expect to pay to him amounts in cash totaling $6.6 million. We have paid a cumulative total of $2.5 million of this amount through April 1, 2006, and we expect to pay the remaining amount in equal installments over the 21 months remaining through December 15, 2007. In addition, we expect to continue to provide health insurance coverage for our former Chairman during the period in which he will receive severance payments and, upon expiration of that period, if he is not otherwise eligible under another employer’s comparable medical plan, to provide him with lifetime retiree medical benefits at a cost not to exceed $50,000 annually.

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

In connection with the Acquisition, our former Chairman was granted equity interests in Duane Reade Shareholders and Duane Reade Holdings, consisting of options to purchase shares of our common stock and a profits interest in Duane Reade Shareholders. As a result of the November 21, 2005 replacement of our former Chairman, he had the right to require us to purchase for cash to be paid over a two year period all or a portion of these equity interests as he may designate, at a value determined in accordance with a formula. Under the provisions of his employment agreement, all of his equity interests became fully vested in December 2005. In addition, his stock options expired unexercised on March 21, 2006. The profits interest will have no value unless the value of Duane Reade Shareholders appreciates following the Acquisition. Our former Chairman’s purchase right will be suspended at any time when the exercise of such purchase rights would result in a default under the financing arrangements of Duane Reade Shareholders, Duane Reade Holdings or Duane Reade Inc. On December 21, 2005, our former Chairman provided notice to Duane Reade Inc. that he was exercising his repurchase right to cause us to repurchase 5% of his profits interest. Pursuant to the procedures outlined in his employment agreement, Duane Reade Inc. has advised our former Chairman that the value of his profits interest as of December 21, 2005 was determined to equal zero. An investment bank mutually acceptable to Duane Reade Inc. and our former Chairman will make a final determination of the value of the profits interest as of December 21, 2005.

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

Debt

Refer to Note 7 of the Unaudited Consolidated Interim Financial Statements contained elsewhere in this document for a detailed description with respect to the various components of our debt structure.

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

We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including revolving loan borrowings under the amended asset-based revolving loan facility, will be adequate for the next two years to make required payments on our indebtedness, to fund anticipated capital expenditures and to satisfy our working capital requirements. We base this belief on our recent levels of cash flow from operations of approximately $3.0 million in 2005 (which includes the absorption of $9.6 million in non-recurring net cash payments made in connection with the termination of our former Chairman’s SERP), $11.3 million in 2004 (which includes the absorption of $40.6 million in Acquisition-related costs), projected improvements in working capital management, anticipated levels of capital expenditures and the additional borrowing capacity under the $225.0 million amended asset-based revolving loan facility, which was approximately $76.2 million at

April 1, 2006. Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. In addition, our operating results, cash flow and capital resources may not be sufficient for repayment of our indebtedness in the future. Some risks that could adversely affect our ability to meet our debt service obligations include, but are not limited to, reductions in third party prescription reimbursement rates, declines in the New York City economy, increases in competitive activity, adverse changes in vendor credit terms, changes in drug consumption patterns, additional adverse legislative changes or a major disruption of business in our markets from a terrorist event, natural disaster or other unexpected events. Other factors that may adversely affect our ability to service our debt are described above under “Special Note Regarding Forward-Looking Statements.” Borrowings under the amended asset-based revolving loan facility and the aggregate $210.0 million senior secured floating rate notes bear interest at floating rates. Therefore, our financial condition will be affected by changes in prevailing interest rates. On May 25, 2005, we entered into a hedging transaction through the acquisition of a “no cost collar.”  Under this arrangement, we capped our exposure on $130 million of LIBOR-based borrowings under the floating rate notes at a maximum LIBOR rate of 5.30%. In addition, we established a minimum “floor” LIBOR rate of 3.45%, in line with then current LIBOR rates. This hedging arrangement expires on June 16, 2008.

Critical Accounting Policies

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial reporting to gain a more complete understanding of our consolidated financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 31, 2005 are those that depend most heavily on these judgments and estimates. At April 1, 2006, there have been no material changes to any of the Critical Accounting Policies contained therein.

Off-Balance Sheet Arrangements

We are not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off-balance sheet financing other than the operating lease commitments detailed in the Contractual Obligations and Commitments table presented above.

Seasonality

In general, sales of drugstore items such as prescription drugs, over-the-counter drugs and health and beauty care products exhibit limited seasonality in the aggregate, but do vary by product category. Quarterly results are primarily affected by the timing of certain holidays, the timing of new store openings and the sale of seasonal products, with the Christmas holiday season normally generating a higher proportion of sales and earnings than other periods.

Inflation

We believe that inflation has not had a material impact on our results of operations during the three years ended December 31, 2005 or the three months ended April 1, 2006.

Recently Issued Accounting Pronouncements

Refer to Note 2 of the Unaudited Consolidated Interim Financial Statements included elsewhere in this document for a detailed description of various recently issued accounting pronouncements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial results are subject to risk from interest rate fluctuations on debt, which carries variable interest rates. Variable rate debt outstanding at April 1, 2006 included $142.2 million of borrowings under our amended asset-based revolving loan facility and $210.0 million of senior secured floating rate notes. At April 1, 2006, the weighted average combined interest rate in effect on all variable rate debt outstanding was 8.25%. A 0.50% change in interest rates applied to the $352.2 million balance of floating rate debt would affect pre-tax annual results of operations by approximately $1.8 million. In addition, we also have $195.0 million of Senior Subordinated Notes and $32.0 thousand of Senior Convertible Notes outstanding at March 26, 2005. The Senior Subordinated Notes and Senior Convertible Notes bear interest payable semi-annually at fixed rates of 9.75% and 3.75%, respectively, and are therefore not subject to risk from interest rate fluctuations.

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

PART II

OTHER INFORMATION

ITEM 1.                Legal Proceedings

Refer to Note 9 of the Unaudited Consolidated Interim Financial Statements included elsewhere in this document for a detailed description of the various legal proceedings in which we are involved.

ITEM 1A.        Risk Factors

For information regarding factors that could affect our results of operations, financial position and liquidity, see the risk factors discussion provided in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. See also “Special Note Regarding Forward-Looking Statements” above.

ITEM 2.                Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.                Defaults Upon Senior Securities

Not applicable.

ITEM 4.                Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.                Other Information

Not applicable.

ITEM 6.                Exhibits

Exhibit No.	Description
10.23*	Agreement, dated April 1, 2006, between Duane Reade Inc. and Local 338.
10.24*	Agreement, dated April 1, 2006, between Duane Reade Inc. and Local 340A New York Joint Board, UNITE HERE.
31.1*	Sarbanes-Oxley Section 302 Certification of the Company’s Chief Executive Officer (“CEO”).
31.2*	Sarbanes-Oxley Section 302 Certification of the Company’s Chief Financial Officer (“CFO”).
32**	Sarbanes-Oxley Section 906 Certifications of the Company’s CEO and CFO.

*                    Filed herewith

**             Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 16, 2006
DUANE READE HOLDINGS, INC.
(Registrant)
/s/ RICHARD W. DREILING
Richard W. Dreiling
President and Chief Executive Officer (Principal Executive Officer)
/s/ JOHN K. HENRY
John K. Henry
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)