Form 10-Q
period 2006-07-01
DUANE READE HOLDINGS INC
filed 2006-08-15
CIK 1279172

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities and Exchange Act of 1934

For the quarterly period ended July 1, 2006

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

•       employment disputes and labor relations;

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

•       changes in levels of vendor rebates, allowances and related payment terms;

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Duane Reade Holdings, Inc.
Consolidated  Statements of Operations (Unaudited)
(In thousands)

	For the 13 Weeks Ended		For the 26 Weeks Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Net sales	$398,789	$399,500	$784,658	$794,267
Cost of sales	317,704	320,905	628,098	642,863
Gross profit	81,085	78,595	156,560	151,404
Selling, general & administrative expenses	68,146	64,541	137,612	129,040
Labor contingency expense	—	1,100	(18,004)	2,200
Transaction expense	—	154	—	581
Depreciation and amortization	18,628	17,851	37,306	35,497
Store pre-opening expenses	102	50	152	150
Other	533	2,033	1,635	3,182
	87,409	85,729	158,701	170,650
Operating loss	(6,324)	(7,134)	(2,141)	(19,246)
Interest expense, net	14,135	11,499	27,873	22,664
Loss before income taxes	(20,459)	(18,633)	(30,014)	(41,910)
Income tax provision (benefit)	619	(8,345)	927	(18,819)
Net loss	$(21,078)	$(10,288)	$(30,941)	$(23,091)

The accompanying notes are an integral part of these financial statements.

Duane Reade Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	July 1,	December 31,
	2006	2005
ASSETS
Current Assets
Cash	$1,351	$1,362
Receivables, net	50,047	52,320
Inventories	226,249	235,639
Deferred income taxes	5,980	7,717
Prepaid expenses and other current assets	27,093	26,114
TOTAL CURRENT ASSETS	310,720	323,152
Property and equipment, net	221,624	229,134
Goodwill	67,791	67,791
Other assets, net	236,738	251,341
TOTAL ASSETS	$836,873	$871,418
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$78,505	$72,711
Accrued interest	9,354	9,222
Accrued expenses	54,169	51,959
Current portion of debt	148,259	135,693
Current portion of capital lease obligations	3,246	3,183
TOTAL CURRENT LIABILITIES	293,533	272,768
Long-term debt	405,032	405,032
Capital lease obligations, less current portion	8,710	10,314
Deferred income taxes	31,241	32,117
Other non-current liabilities	44,500	67,265
TOTAL LIABILITIES	783,016	787,496
Commitments and contingencies (Note 9)
Stockholder’s equity
Preferred stock, $0.01 par, authorized 50,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par, authorized 3,050,000 shares; issued and outstanding: 2,594,977 shares	26	26
Paid-in capital	239,472	239,472
Additional paid-in capital	104	—
Accumulated other comprehensive income	1,034	260
Accumulated deficit	(186,779)	(155,836)
TOTAL STOCKHOLDER’S EQUITY	53,857	83,922
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$836,873	$871,418

The accompanying notes are an integral part of these financial statements.

Duane Reade Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the 26 Weeks Ended
	July 1, 2006	June 25, 2005
Cash flows provided by (used in) operating activities:
Net loss	$(30,941)	$(23,091)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	39,430	37,238
Deferred income taxes	861	(18,858)
Non-cash rent expense	5,150	6,901
Other non-cash expense	104	—
Change in operating assets and liabilities (net of the effect of acquisitions):
Receivables	2,273	5,600
Inventories	9,390	(15,187)
Accounts payable	5,794	8,288
Prepaid and accrued expenses	1,835	(15,891)
Other assets and liabilities, net	(30,027)	6,331
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,869	(8,669)
Cash flows used in investing activities:
Capital expenditures	(12,270)	(14,310)
Lease acquisition, customer file and other costs	(4,107)	(5,764)
Proceeds from sale of property	1,500	2,223
NET CASH USED IN INVESTING ACTIVITIES	(14,877)	(17,851)
Cash flows from financing activities:
Borrowings from revolving credit facility	915,368	901,942
Repayments of revolving credit facility	(902,802)	(873,440)
Repayments of capital lease obligations	(1,541)	(1,368)
Deferred financing costs	(28)	(622)
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,997	26,512
Net decrease in cash	(11)	(8)
Cash at beginning of period	1,362	1,329
Cash at end of period	$1,351	$1,321

The accompanying notes are an integral part of these financial statements.

Duane Reade Holdings, Inc.
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	For the 13 Weeks Ended		For the 26 Weeks Ended
	July 1,	June 25,	July 1,	June 25,
	2006	2005	2006	2005
Net loss	$(21,078)	$(10,288)	$(30,941)	$(23,091)
Change in fair value of interest rate collar	503	(7)	772	(7)
Total other comprehensive income (loss)	503	(7)	772	(7)
Total comprehensive loss	$(20,575)	$(10,295)	$(30,169)	$(23,098)

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

The Unaudited Consolidated Interim Financial Statements included herein reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of operations, financial position, cash flows and comprehensive loss of the Company, and have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company’s Annual Consolidated Financial Statements for the year ended December 31, 2005. These Unaudited Consolidated Interim Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2005. The Unaudited Consolidated Interim Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The results for the interim periods presented are not necessarily indicative of the results expected for the full year.

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

2.   Recently Issued Accounting Pronouncements

In December 2004, Statement of Financial Accounting Standard No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) was issued. This statement established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. The Company adopted the provisions of this statement effective January 1, 2006. As a result, the interim financial statements included herein for the 13 and 26 weeks ended July 1, 2006 reflect pre-tax compensation expense of approximately $80 thousand and $0.1 million, respectively, attributable to the vested portion of stock options granted after the adoption date. Based on the number of options granted after the adoption date, the Company expects to incur total stock option compensation expenses of approximately $0.3 million in 2006.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Changes (“APB No. 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net earnings the cumulative effect of changing to the new accounting principle.

SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 is that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (FAS 109). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact FIN 48 will have on our financial position or results of operations.

3.   Stock-Based Payment

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the prospective transition method. Under that transition method, compensation cost recognized for the six months ended July 1, 2006 includes the vested portion of share-based payments granted on or after January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company has elected to recognize compensation expense on a straight-line basis over the vesting period of the respective options.

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

A summary of activity under the Stock Option Plan as of July 1, 2006, and changes during the three and six months ended July 1, 2006 is presented below:

	For the 13 Weeks Ended July 1, 2006				For the 26 Weeks Ended July 1, 2006
			Wtd. Avg.				Wtd. Avg.
		Wtd. Avg.	Remaining	Aggregate		Wtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value	Shares	Price	Term	Value
Outstanding at beginning of period	278,520	$100.00			367,797	$100.00
Granted	19,611	$100.00			45,611	$100.00
Exercised	—	$100.00			—	$100.00
Expired	—	$100.00			—	$100.00
Forfeited	(10,500)	$100.00			(125,777)	$100.00
Outstanding at end of period	287,631	$100.00	8.4	$0	287,631	$100.00	8.4	$0
Exerciseable at end of period	20,584	$100.00	6.5	$0	20,584	$100.00	6.5	$0

The weighted-average grant-date fair value of options granted during the three months ended July 1, 2006 was $42.59. There were no stock options granted during the six months ended June 25, 2005 and there were no stock options exercised during the first half of either 2006 or 2005.

The Company has adopted a Black-Scholes option pricing formula method of valuation and has engaged an external valuation consultant to provide this analysis, the results of which were applied to the stock options issued during the six months ended July 1, 2006.

The valuation formula reflects the following key assumptions:

•       Expected dividend yield: 0%—The Company has historically not paid any dividends, nor does it currently expect to pay dividends in the foreseeable future.

•       Expected volatility: 32.0%—The volatility figure reflects the weighted-average 1, 5 and 10-year observed volatility of comparable industry participants.

•       Expected term (years): 6.5—The expected life represents the period of time for which options granted are expected to be outstanding. This estimate was derived from historical share option exercise experience, which management believes provides the best estimate of the expected term.

•       Risk-free interest rate: 4.38%—This reflects the rate portrayed on the Treasury Yield Curve for a period of time equivalent to the expected term.

As of July 1, 2006, there was $1.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock-based compensation plan. That cost (to be reduced by forfeitures) is expected to be recognized on a straight-line basis over a weighted-average period of 5 years.

During the three and six months ended July 1, 2006, the Company recognized approximately $80 thousand and $0.1 million, respectively, of compensation cost related to share-based payments.

As of July 1, 2006, 82,662 shares of common stock of the Company were reserved for the issuance of additional stock options. The Company expects to satisfy the exercise of stock options utilizing newly-issued shares.

4.   Inventory and Cost of Sales

At July 1, 2006, inventories, consisting solely of finished goods, would have been lower by $4.8 million if they had been valued on a lower of first-in, first-out (“FIFO”) cost or market basis instead of a last-in, first-out (“LIFO”) basis. Cost of sales includes all store occupancy-related costs and expenses, consisting of lease and sublease-related income and expenses, other recurring real estate-related income and expenses resulting primarily from sales and terminations of leases related to store relocations, store utility costs, warehouse expenses and distribution costs. The Company reflects promotional allowances from vendors as a reduction of inventory or advertising expense, depending on the nature of the allowance, when such inventory is sold or advertising or promotions have been completed and the related allowances have been earned. Other real estate related income was $0.1 million in the thirteen weeks ended July 1, 2006 and June 25, 2005, and $0.2 million in the twenty-six weeks ended July 1, 2006 and June 25, 2005.

5.   Exit and Disposal Activities

In connection with the acquisition of Duane Reade Inc. and in accordance with the provisions of Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations” (EITF 95-3), the Company established a reserve of $17.0 million for costs anticipated to be incurred as a result of the planned closing of approximately 11 of its stores. These costs primarily relate to rent, utilities and other on-going occupancy-related expenses, as well as costs related to inventory liquidation. At July 1, 2006, all of the planned closings had occurred, and the Company has recorded a cumulative net total of $6.8 million of primarily occupancy-related costs against this reserve resulting in the reserve balance of $10.2 million at July 1, 2006. The balance of this reserve is expected to be utilized primarily for occupancy related costs in these closed stores.

In the normal course of its business, the Company occasionally decides to close one or more of its underperforming locations.  In accordance with the provisions of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146), the Company establishes reserves for costs anticipated to be incurred in connection with such store closings.  At July 1, 2006, the balance of this reserve was $3.3 million. This balance will also be used primarily for occupancy related costs in these stores.

6.   Pharmacy and Customer File Acquisitions

During the first six months of 2005, the Company acquired four pharmacy customer files, which were merged with files at existing stores. There was no pharmacy or customer file acquisition activity in the first six months of 2006. The table below provides details of this acquisition activity for each of the periods presented (dollars in millions).

	For the 13 Weeks Ended		For the 26 Weeks Ended
	July 1,	June 25,	July 1,	June 25,
	2006	2005	2006	2005
Customer prescription files	—	3	—	4
Pharmacy establishments	—	—	—	—
Total acquisitions	—	3	—	4
Purchase price allocation:
Identifiable intangibles	$—	$1.4	$—	$2.2
Goodwill	—	—	—	—
Inventory	—	0.3	—	0.5
Property and equipment	—	—	—	—
Other assets and liabilities, net	—	(0.1)	—	(0.3)
Total	$—	$1.6	$—	$2.4

The acquired operations have been included in the consolidated statements of operations from the date of acquisition and did not have a material effect on sales or results of operations of the Company for the periods presented.

7.   Debt

Debt is summarized as follows (in thousands):

	July 1,	December 31,
Description of Instrument	2006	2005
Current Debt:
Asset-Based Revolving Loan Facility(1)	$148,259	$135,693
Non-Current Debt:
Senior Secured Floating Rate Notes due 2010	$210,000	$210,000
9.75% Senior Subordinated Notes due 2011	195,000	195,000
2.1478% Senior Convertible Notes due 2022	32	32
Total	$405,032	$405,032
Total Debt	$553,291	$540,725

(1)          Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt and the Company does not meet the criteria of FAS 6 to reclassify the debt as long-term, however this is not an indication that this credit facility is expected to be retired within the next year. The Company intends to continue to use this facility for its working capital needs through the date of its recently extended maturity in 2011.

Asset-Based Revolving Loan Facility

On July 22, 2004, in connection with the Acquisition, the Company entered into an amended asset-based revolving loan facility with a maximum aggregate borrowing capacity of $250 million, subject to an adjusted borrowing base calculation based upon specified advance rates against the value of inventory, pharmacy prescription files and accounts receivable. The original maturity date of the amended asset-based revolving loan facility was July 21, 2008. In August 2005, in conjunction with the issuance of $50.0 million aggregate principal amount of senior secured floating rate notes due 2010, the Company permanently reduced the maximum availability under the amended asset-based revolving loan facility by $25.0 million to $225.0 million. On July 7, 2006, the Company entered into a further amendment to the amended asset-based revolving loan facility to extend its maturity from July 21, 2008 to July 21, 2011, subject to the requirement that the Company refinance or restructure the $210.0 million aggregate principal amount at maturity of the senior secured floating rate notes due 2010 and the $195.0 million aggregate principal amount of the 9.75% senior subordinated notes due 2011, in each case, on terms reasonably acceptable to the administrative agent and at least 120 days prior to each’s respective scheduled maturity date. The Company fully intends to refinance or restructure the outstanding principal amounts of its senior secured floating rate notes and senior subordinated notes within the required timeframe, in accordance with the requirements of the third amendment.

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

The asset-based revolving loan facility contains a single fixed charge coverage requirement which only becomes applicable when borrowings exceed 90 percent of the borrowing base, as defined in the agreement governing the asset-based revolving loan facility. The July 2006 amendment reduced the ratios that the Company would be required to maintain in this event. Borrowings under the asset-based revolving loan facility have not exceeded 90 percent of the borrowing base and, as a result, the fixed charge covenant has not become applicable. There are no credit ratings related triggers in the asset-based revolving loan facility that would impact the cost of borrowing, annual amortization of principal or related indebtedness maturity.

Revolving loans under the asset-based revolving loan facility, at the Company’s option, bear interest at either:

•       a rate equal to LIBOR (the London Interbank Offered Rate) plus a margin of from 1.00% to 2.00%, determined based on levels of borrowing availability reset each fiscal quarter; or

•       a rate equal to the prime rate of Banc of America Retail Group Inc. plus a margin of from 0.00% to 0.50%, determined based on levels of borrowing availability reset each fiscal quarter. Borrowings under the amended facility continue to be primarily LIBOR-based. At July 1, 2006, the asset-based revolving loan facility bore interest at a weighted average annual rate of 6.97%.

At July 1, 2006, there was $148.3 million outstanding under the asset-based revolving loan facility, and approximately $69.6 million of remaining availability, net of $7.1 million reserved for standby letters of credit. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt, and the Company does not meet the criteria of FAS 6 to reclassify the debt as long-term. The Company intends to continue to utilize this facility for its working capital needs through the date of its maturity in July 2011.

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

The senior secured notes bear interest at a floating rate of LIBOR plus 4.50%, reset quarterly. Interest on the senior secured notes is payable quarterly on each March 15, June 15, September 15, and December 15, beginning on March 15, 2005. The senior secured notes mature on December 15, 2010. At July 1, 2006, the senior secured notes bore interest at a rate of 9.83%.

On May 25, 2005, the Company entered into a hedging transaction through the acquisition of a “no cost collar.” Under this arrangement, the Company capped its exposure on $130.0 million of LIBOR-based borrowings under the senior secured notes at a maximum LIBOR rate of 5.30%. In addition, the Company established a minimum “floor” LIBOR rate of 3.45% in line with then current LIBOR rates. This hedging arrangement expires on June 16, 2008. The changes in the fair value of the collar agreement are reflected in the Consolidated Statements of Comprehensive Loss included within the financial statements. At July 1, 2006, the LIBOR rate in effect for the senior secured notes was 5.33%, which exceeded the maximum rate under the “no cost collar.” As a result, the protection afforded by the “no cost collar” reduced the overall effective interest rate on the senior secured notes to 9.81%.

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

At July 1, 2006, the weighted average combined interest rate in effect on all variable rate debt outstanding, including the benefit afforded by the “no cost collar,” was 8.64%.

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

In connection with the Acquisition, Duane Reade Inc. made a tender offer to repurchase all of the $351.0 million outstanding principal value of the Convertible Notes. Upon the closing of the tender offer, a total of $350.9 million principal amount at maturity ($201.0 million issuance value) was tendered for repurchase, leaving only $55.0 thousand of principal amount at maturity ($32.0 thousand of issuance value) outstanding. Duane Reade Inc. may redeem for cash all or a portion of the principal value of the outstanding Convertible Notes at any time after April 16, 2007, at a price equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, to the redemption date.

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

During the three and six months ended July 1, 2006, the Company incurred additional pre-tax losses of $20.5 million and $30.0 million, respectively, and recorded incremental valuation allowances of $9.6 million and $14.1 million, respectively. At July 1, 2006, the Company had approximately $126.2 million of gross deferred tax assets, approximately $106.9 million of gross deferred tax liabilities, and a valuation allowance of $44.5 million. The tax expense reported during the three and six months ended July 1, 2006 primarily results from the deferred tax liabilities generated by non-amortizable goodwill.

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

In the meantime, the matter moved into an appraisal process based on the trial court’s interpretation of certain legal tests, which interpretation was among the aspects of the decision challenged by the insurance carrier in its appeal. The appraisal process involves a panel of two appraisers and an arbitrator (to resolve differences between the two appraisers) who determined the amount of insured loss the Company sustained. In June 2005, the appraisal panel determined that the total amount of the business interruption loss that the Company suffered as a result of the events of September 11, 2001 was $50.6 million, including all interest adjustments. The panel further found that the actual amount to be paid by the insurer should be reduced by approximately $9.9 million, plus interest, which represents the amount that was previously paid to the Company in cash by the insurer in 2002. On June 22, 2005, the Court of Appeals affirmed the decision of the trial court, with modifications, including modifications to certain of the legal tests on which the appraisal panel’s decision was based. These modifications also determined that certain portions of the Company’s business interruption claim were recoverable under different coverages provided under the property insurance policy.

In June 2006, the appraisal panel awarded Duane Reade the reduced amount of $5.6 million based on its interpretation of the Second Circuit Court of Appeals’ decision regarding the nature of the insurance coverage afforded to the Company under the business interruption clause of the Company’s policy. In its award, the panel also stated its view that the Second Circuit found that the Company may be entitled to recover additional amounts under other provisions of its insurance policy.  Based on the appraisal panel’s award and the Second Circuit’s decision, in July 2006 the Company demanded payment of the appraisal panel award and also filed an amended proof of loss with the insurer claiming additional amounts.  The insurer has denied the Company’s demands and therefore the Company expects to continue to litigate in order to attempt to recover the amounts to which it believes it is entitled under the policy.

Accordingly, given the risks and uncertainties inherent in litigation, there can be no definitive assurance that the Company will actually receive any or all of the panel’s appraised value of this claim, or the additional claims filed with the insurer and the Company has not recognized any additional income related to this matter. It should be noted that any payment to the Company that might be forthcoming as a result of this claim may also result in the incurrence of additional expenses that are contingent upon the amount of such insurance claim settlement. These expenses, if incurred, are not expected to exceed $6.0 million.

The Company was a party to a National Labor Relations Board (“NLRB”) administrative proceeding regarding a dispute with the Allied Trades Council (“ATC”) over whether a negotiating impasse was reached between the Company and the union in August of 2001. The Allied Trades Council represented employees in 139 of the Company’s stores.  In February 2004, an Administrative Law Judge (“ALJ”)

concluded that the parties were not at an impasse.  The ALJ required the Company, which had discontinued making contributions to various union funds based on its position that an impasse had been reached, to (among other things) make its employees whole by reimbursing them for expenses ensuing from the Company’s failure to make the contributions and to make such funds whole, plus interest.  As a result of this decision, the Company (after consultation with its outside counsel) determined that it was required to recognize a liability under the provisions of Financial Accounting Standard No. 5, Accounting for Contingencies.

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

As of April 1, 2006, the aggregate amount of the labor contingency liability that the Company had recorded was $21.4 million.  On April 13, 2006, a settlement agreement between the Company and the Allied Trades Council Division of Local 338 RWDSU/UFCW (“Local 338”) became effective with respect to all outstanding litigation and disputes with both the union and the NLRB. The Company also entered into two new three-year collective bargaining agreements with Local 338 and Local 340A New York Joint Board UNITE HERE!, a union representing certain non-management employees in the balance of the Company’s stores.  The three-year collective bargaining agreements with both unions became effective as of April 1, 2006 and will expire on March 31, 2009.

Under the terms of the settlement agreement, the Company was not required to make any additional payments to the union funds and had only a limited contingent obligation going forward. As a result of this settlement, the Company has ceased making the annual $4.4 million provision toward labor litigation matters. The Company reversed $18.0 million of the labor contingency reserve during the first quarter ended April 1, 2006.

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

In December 2005, the Company and Cardinal Health settled all matters relating to litigation arising out of a dispute regarding certain former supply arrangements and agreements. Under the terms of this settlement, the Company will pay Cardinal Health $4.5 million over a period of time to settle an outstanding trade payable, and has entered into an agreement whereby Cardinal will provide a secondary supply of pharmaceutical products to the Company over approximately two years. In the first six months of 2006, the Company paid $3.0 million toward the cash settlement portion of this agreement.

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

In November 2004, Duane Reade Inc. was served with a purported class action complaint, Damassia v. Duane Reade Inc. The lawsuit was filed in the United States District Court, Southern District of New York. The complaint alleges that, from the period beginning November 1998, the Company incorrectly gave some employees the title, “Assistant Manager,” in an attempt to avoid paying these employees overtime, in contravention of the Fair Labor Standards Act and New York law. The complaint seeks an unspecified amount of unpaid wages. The Company believes this claim to be without merit, and it intends to defend itself vigorously against this claim. However, due to the inherent uncertainty of litigation, there can be no assurance as to the ultimate outcome of this matter.

In April 2006, the Company was served with a purported class action complaint, Enamul Chowdhury v. Duane Reade Inc. and Duane Reade Holdings, Inc. The complaint alleges that, from a period beginning March 2000, the Company incorrectly classified certain employees in an attempt to avoid paying overtime to such employees, thereby violating the Fair Labor Standards Act and New York law. The complaint seeks an unspecified amount of damages. The Company believes this claim to be without merit, and it intends to vigorously defend itself against this claim. However, due to the inherent uncertainty of litigation, there can be no assurance as to the ultimate outcome of this matter.

In January 2005, the Equal Employment Opportunity Commission filed an action against the Company in the U.S. District Court for the Southern District of New York alleging, among other things, that the Company created a hostile work environment for three female store employees, and potentially a class of such female employees. At the present time, it is not possible to determine the ultimate outcome of this action, which, if adverse, could be material. However, the Company believes that the allegations are wholly without merit and intends to vigorously defend itself in this matter.

Litigation Relating to the Acquisition

The Company is aware of six purported class action complaints challenging the Acquisition consummated by Duane Reade Inc. and Duane Reade Acquisition that have been filed in the Court of Chancery of the State of Delaware, referred to as the “Delaware Complaints,” and three purported class action complaints that have been filed in the Supreme Court of the State of New York. Two of the New York complaints have been dismissed without prejudice. The other New York complaint (the “New York Complaint”) is pending but has not been served on the Company. The Delaware Complaints name the former Chairman and certain other members of the Company’s board of directors and executive officers as well as Duane Reade as defendants. Four of the Delaware Complaints name Oak Hill as a defendant. The New York Complaint names the former Chairman and certain other members of the Company’s board of directors and executive officers as well as Duane Reade as defendants. One of the dismissed New York complaints named Oak Hill as a defendant.

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

The following condensed consolidating financial information for the Company presents the financial information of Duane Reade Holdings, Inc., the co-obligors and the subsidiary guarantors, prepared on the equity basis of accounting. Such presentation is based on the Company’s understanding and interpretation of Rule 3-10 under the Securities and Exchange Commission’s Regulation S-X. Income tax

expense (benefit) and deferred income taxes have been allocated to individual entities according to the Company’s income tax allocation methodology. Certain of the prior year information has been adjusted to conform its presentation with the current year. There is no limitation on dividends or distributions between the parent and its subsidiaries. The financial information may not necessarily be indicative of results of operations or financial position had the subsidiary guarantors operated as independent entities.

DUANE READE HOLDINGS, INC.
Condensed Consolidating Statement of Operations (Unaudited)
For the 13 weeks ended July 1, 2006
(in thousands)

						Duane Reade
	Duane Reade			Subsidiary	Consolidating	Holdings, Inc.
	Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Guarantors	Adjustments	Consolidated
Net sales	$—	$—	$398,789	$9,778	$(9,778)	$398,789
Cost of sales	—	—	317,704	—	—	317,704
Gross profit	—	—	81,085	9,778	(9,778)	81,085
Selling, general & administrative expenses	—	—	77,842	82	(9,778)	68,146
Labor contingency	—	—	—	—	—	—
Transaction expense	—	—	—	—	—	—
Depreciation and amortization	—	—	18,628	—	—	18,628
Store pre-opening expense	—	—	102	—	—	102
Other	—	—	533	—	—	533
Operating (loss) income	—	—	(16,020)	9,696	—	(6,324)
Equity earnings in affiliates	21,078	21,078	—	363	(42,519)	—
Interest expense, net	—	—	19,241	(5,106)	—	14,135
Income (loss) before income taxes	(21,078)	(21,078)	(35,261)	14,439	42,519	(20,459)
Income tax (benefit) expense	—	—	1,066	(447)	—	619
Net income (loss)	$(21,078)	$(21,078)	$(36,327)	$14,886	$42,519	$(21,078)

DUANE READE HOLDINGS, INC.
Condensed Consolidating Statement of Operations (Unaudited)
For the 13 weeks ended June 25, 2005
(in thousands)

						Duane Reade
	Duane Reade			Subsidiary	Consolidating	Holdings, Inc.
	Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Guarantors	Adjustments	Consolidated
Net sales	$—	$—	$399,500	$9,367	$(9,367)	$399,500
Cost of sales	—	—	320,905	—	—	320,905
Gross profit	—	—	78,595	9,367	(9,367)	78,595
Selling, general & administrative expenses	—	—	73,816	92	(9,367)	64,541
Labor contingency	—	—	1,100	—	—	1,100
Transaction expense	—	—	154	—	—	154
Depreciation and amortization	—	—	17,851	—	—	17,851
Store pre-opening expense	—	—	50	—	—	50
Other	—	—	2,033	—	—	2,033
Operating (loss) income	—	—	(16,409)	9,275	—	(7,134)
Equity earnings in affiliates	10,288	10,288	—	170	(20,746)	—
Interest expense, net	—	—	14,331	(2,832)	—	11,499
Income (loss) before income taxes	(10,288)	(10,288)	(30,740)	11,937	20,746	(18,633)
Income tax (benefit) expense	—	—	(13,767)	5,422	—	(8,345)
Net income (loss)	$(10,288)	$(10,288)	$(16,973)	$6,515	$20,746	$(10,288)

DUANE READE HOLDINGS, INC.
Condensed Consolidating Statement of Operations (Unaudited)
For the 26 weeks ended July 1, 2006
(in thousands)

						Duane Reade
	Duane Reade			Subsidiary	Consolidating	Holdings, Inc.
	Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Guarantors	Adjustments	Consolidated
Net sales	$—	$—	$784,658	$19,138	$(19,138)	$784,658
Cost of sales	—	—	628,098	—	—	628,098
Gross profit	—	—	156,560	19,138	(19,138)	156,560
Selling, general & administrative expenses	—	—	156,614	136	(19,138)	137,612
Labor contingency	—	—	(18,004)	—	—	(18,004)
Transaction expense	—	—	—	—	—	—
Depreciation and amortization	—	—	37,306	—	—	37,306
Store pre-opening expense	—	—	152	—	—	152
Other	—	—	1,635	—	—	1,635
Operating (loss) income	—	—	(21,143)	19,002	—	(2,141)
Equity earnings in affiliates	30,941	30,941	—	605	(62,487)	—
Interest expense, net	—	—	37,547	(9,674)	—	27,873
Income (loss) before income taxes	(30,941)	(30,941)	(58,690)	28,071	62,487	(30,014)
Income tax (benefit) expense	—	—	1,813	(886)	—	927
Net income (loss)	$(30,941)	$(30,941)	$(60,503)	$28,957	$62,487	$(30,941)

DUANE READE HOLDINGS, INC.
Condensed Consolidating Statement of Operations (Unaudited)
For the 26 weeks ended June 25, 2005
(in thousands)

						Duane Reade
	Duane Reade			Subsidiary	Consolidating	Holdings, Inc.
	Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Guarantors	Adjustments	Consolidated
Net sales	$—	$—	$794,267	$18,533	$(18,533)	$794,267
Cost of sales	—	—	642,863	—	—	642,863
Gross profit	—	—	151,404	18,533	(18,533)	151,404
Selling, general & administrative expenses	—	—	147,462	111	(18,533)	129,040
Labor contingency	—	—	2,200	—	—	2,200
Transaction expense	—	—	581	—	—	581
Depreciation and amortization	—	—	35,497	—	—	35,497
Store pre-opening expense	—	—	150	—	—	150
Other	—	—	3,182	—	—	3,182
Operating (loss) income	—	—	(37,668)	18,422	—	(19,246)
Equity earnings in affiliates	23,091	23,091	—	362	(46,544)	—
Interest expense, net	—	—	28,108	(5,444)	—	22,664
Income (loss) before income taxes	(23,091)	(23,091)	(65,776)	23,504	46,544	(41,910)
Income tax (benefit) expense	—	—	(29,536)	10,717	—	(18,819)
Net income (loss)	$(23,091)	$(23,091)	$(36,240)	$12,787	$46,544	$(23,091)

DUANE READE HOLDINGS, INC.
Condensed Consolidating Balance Sheet (Unaudited)
As of July 1, 2006
(in thousands)

						Duane Reade
	Duane Reade			Subsidiary	Consolidating	Holdings, Inc.
	Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Guarantors	Adjustments	Consolidated
Assets
Current assets
Cash	$—	$—	$1,331	$20	$—	$1,351
Receivables	—	—	50,047	—	—	50,047
Due from affiliates	—	71,902	113,436	—	(185,338)	—
Inventories	—	—	226,249	—	—	226,249
Deferred income taxes	—	7,120	5,049	(6,189)	—	5,980
Prepaid expenses and other assets	—	—	27,093	—	—	27,093
Total current assets	—	79,022	423,205	(6,169)	(185,338)	310,720
Investment in affiliates	52,720	52,720	—	(275)	(105,165)	—
Property and equipment	—	—	221,624	—	—	221,624
Goodwill, net	—	—	67,791	—	—	67,791
Deferred income taxes	—	1,645	9,032	(10,677)	—	—
Other assets	—	—	190,506	314,507	(268,275)	236,738
Total assets	$52,720	$133,387	$912,158	$297,386	$(558,778)	$836,873
Liabilities and Stockholders Equity
Current liabilities
Accounts payable	$—	$—	$78,505	$—	$—	$78,505
Due to affiliates	—	—	—	185,336	(185,336)	—
Accrued interest	—	—	9,354	—	—	9,354
Accrued expenses	—	(122)	54,291	—	—	54,169
Current portion of debt	—	—	148,259	—	—	148,259
Current portion of capital lease obligation	—	—	3,246	—	—	3,246
Total current liabilities	—	(122)	293,655	185,336	(185,336)	293,533
Long term debt	—	—	673,307	—	(268,275)	405,032
Capital lease obligation, less current portion	—	—	8,710	—	—	8,710
Deferred income taxes	—	78,809	(79,694)	32,126	—	31,241
Other non-current liabilities	—	1,980	42,520	—	—	44,500
Total liabilities	—	80,667	938,498	217,462	(453,611)	783,016
Stockholders equity
Common stock	26	—	—	—	—	26
Paid-in-capital	239,472	239,498	239,498	2,395	(481,391)	239,472
Additional paid-in capital	—	—	104	—	—	104
Accumulated other comprehensive income	—	—	1,034	—	—	1,034
Retained earnings	(186,778)	(186,778)	(266,976)	77,529	376,224	(186,779)
Total stockholders equity	52,720	52,720	(26,340)	79,924	(105,167)	53,857
Total liabilities and stockholders equity	$52,720	$133,387	$912,158	$297,386	$(558,778)	$836,873

DUANE READE HOLDINGS, INC.
Condensed Consolidating Balance Sheet (Unaudited)
As of December 31, 2005
(in thousands)

						Duane Reade
	Duane Reade			Subsidiary	Consolidating	Holdings, Inc.
	Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Guarantors	Adjustments	Consolidated
Assets
Current assets
Cash	$—	$—	$1,338	$24	$—	$1,362
Receivables	—	—	52,320	—	—	52,320
Due from affiliates	—	71,983	112,660	—	(184,643)	—
Inventories	—	—	235,639	—	—	235,639
Deferred income taxes	—	8,857	5,049	(6,189)	—	7,717
Prepaid expenses and other assets	—	—	26,114	—	—	26,114
Total current assets	—	80,840	433,120	(6,165)	(184,643)	323,152
Investment in affiliates	83,662	83,662	—	330	(167,654)	—
Property and equipment	—	—	229,134	—	—	229,134
Goodwill, net	—	—	67,791	—	—	67,791
Deferred income taxes	—	1,645	9,032	(10,677)	—	—
Other assets	—	—	205,109	285,132	(238,900)	251,341
Total assets	$83,662	$166,147	$944,186	$268,620	$(591,197)	$871,418
Liabilities and Stockholders Equity
Current liabilities
Accounts payable	$—	$—	$72,711	$—	$—	$72,711
Due to affiliates	—	—	—	184,641	(184,641)	—
Accrued interest	—	—	9,222	—	—	9,222
Accrued expenses	—	(107)	52,066	—	—	51,959
Current portion of debt	—	—	135,693	—	—	135,693
Current portion of capital lease obligation	—	—	3,183	—	—	3,183
Total current liabilities	—	(107)	272,875	184,641	(184,641)	272,768
Long term debt	—	—	643,932	—	(238,900)	405,032
Capital lease obligation, less current portion	—	—	10,314	—	—	10,314
Deferred income taxes	—	80,612	(81,507)	33,012	—	32,117
Other non-current liabilities	—	1,980	65,285	—	—	67,265
Total liabilities	—	82,485	910,899	217,653	(423,541)	787,496
Stockholders equity
Common stock	26	—	—	—	—	26
Paid-in-capital	239,472	239,498	239,498	2,395	(481,391)	239,472
Accumulated other comprehensive income	—	—	260	—	—	260
Retained earnings	(155,836)	(155,836)	(206,471)	48,572	313,735	(155,836)
Total stockholders equity	83,662	83,662	33,287	50,967	(167,656)	83,922
Total liabilities and stockholders equity	$83,662	$166,147	$944,186	$268,620	$(591,197)	$871,418

DUANE READE HOLDINGS, INC.
Condensed Consolidating Statement of Cash Flows (Unaudited)
For the 26 weeks ended July 1, 2006
(in thousands)

						Duane Reade
	Duane Reade			Subsidiary	Consolidating	Holdings, Inc.
	Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Guarantors	Adjustments	Consolidated
Cash flows provided by (used in) operating activities:
Net (loss) income	$(30,941)	$(30,941)	$(60,503)	$28,957	$62,487	$(30,941)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	39,430	—	—	39,430
Deferred income taxes	—	(66)	1,813	(886)	—	861
Non-cash rent expense	—	—	5,150	—	—	5,150
Other non-cash expense	—	—	104	—	—	104
Equity in income of subsidiaries	30,941	30,941	—	605	(62,487)	—
Changes in operating assets and liabilities:
Receivables	—	81	1,497	695	—	2,273
Inventories	—	—	9,390	—	—	9,390
Accounts payable	—	—	5,794	—	—	5,794
Prepaid and accrued expenses	—	(15)	1,850	—	—	1,835
Other assets and liabilities, net	—	—	(652)	(29,375)	—	(30,027)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	—	—	3,873	(4)	—	3,869
Cash flows used in investing activities:
Capital expenditures	—	—	(12,270)	—	—	(12,270)
Lease acquisition and other costs	—	—	(4,107)	—	—	(4,107)
Proceeds from sale of property	—	—	1,500	—	—	1,500
NET CASH USED IN INVESTING ACTIVITIES	—	—	(14,877)	—	—	(14,877)
Cash flows from financing activities:
Borrowings from revolving credit facility	—	—	915,368	—	—	915,368
Repayments of revolving credit facility	—	—	(902,802)	—	—	(902,802)
Repayments of capital lease obligations	—	—	(1,541)	—	—	(1,541)
Deferred financing costs	—	—	(28)	—	—	(28)
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	10,997	—	—	10,997
Net decrease in cash	—	—	(7)	(4)	—	(11)
Cash at beginning of period	—	—	1,338	24	—	1,362
Cash at end of period	$—	$—	$1,331	$20	$—	$1,351

DUANE READE HOLDINGS, INC.
Condensed Consolidating Statement of Cash Flows (Unaudited)
For the 26 weeks ended June 25, 2005
(in thousands)

						Duane Reade
	Duane Reade			Subsidiary	Consolidating	Holdings, Inc.
	Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Guarantors	Adjustments	Consolidated
Cash flows used in operating activities:
Net (loss) income	$(23,091)	$(23,091)	$(36,240)	$12,787	$46,544	$(23,091)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	—	—	37,238	—	—	37,238
Deferred income taxes	—	(39)	(29,536)	10,717	—	(18,858)
Non-cash rent expense	—	—	6,901	—	—	6,901
Equity in income of subsidiaries	23,091	23,091	—	362	(46,544)	—
Changes in operating assets and liabilities:
Receivables	—	163	21,293	(15,856)	—	5,600
Inventories	—	—	(15,187)	—	—	(15,187)
Accounts payable	—	—	8,288	—	—	8,288
Prepaid and accrued expenses	—	(124)	(15,767)	—	—	(15,891)
Other assets and liabilities, net	—	—	14,356	(8,025)	—	6,331
NET CASH USED IN OPERATING ACTIVITIES	—	—	(8,654)	(15)	—	(8,669)
Cash flows used in investing activities:
Capital expenditures	—	—	(14,310)	—	—	(14,310)
Lease acquisition and other costs	—	—	(5,764)	—	—	(5,764)
Proceeds from sale of property	—	—	2,223	—	—	2,223
NET CASH USED IN INVESTING ACTIVITIES	—	—	(17,851)	—	—	(17,851)
Cash flows from financing activities:
Borrowings from revolving credit facility	—	—	901,942	—	—	901,942
Repayments of revolving credit facility	—	—	(873,440)	—	—	(873,440)
Repayments of capital lease obligations	—	—	(1,368)	—	—	(1,368)
Deferred financing costs	—	—	(622)	—	—	(622)
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	26,512	—	—	26,512
Net increase (decrease) in cash	—	—	7	(15)	—	(8)
Cash at beginning of period	—	—	1,297	32	—	1,329
Cash at end of period	$—	$—	$1,304	$17	$—	$1,321

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Our business consists of the sale of a wide variety of health and beauty care products, convenience oriented food and general merchandise items and a pharmacy operation managed to supply customers with their prescription needs. We refer to the non-prescription portion of our business as front-end sales because most of these sales are processed through the front check-out sections of our stores. This portion of our business consists of brand name and private label health and beauty care items, food and beverages, tobacco products, cosmetics, housewares, greeting cards, photofinishing services, photo supplies and seasonal and general merchandise. Health and beauty care products, including over-the-counter items, represent our highest volume categories within front-end sales. The front-end portion of our business represented 54.1% and 53.8% of our sales in the 13 and 26 weeks ended July 1, 2006, respectively, as compared to 51.2% and 50.8% in the corresponding periods last year. Gross margins generated by our front-end business are approximately twice that of our pharmacy or back-end business.

Because of our numerous convenient locations in high-traffic commercial and residential areas and the lack of other convenience-oriented retailers in our core market areas, our front-end business is generally a larger proportion of our total sales than other major conventional drugstore chains, which average between 30% and 40%. Historically, front-end sales have represented a decreasing share of business year after year; however, over the last few years, pharmacy sales have experienced a declining rate of growth primarily due to increases in third party plan co-payments, reduced sales of hormonal replacement drugs and certain arthritis medications, limitations on maximum reimbursements for certain generic medications by third party plans, increases in the percentage of sales represented by lower-priced generic medications and increased penetration by mail order and internet-based pharmacies. Our pharmacy sales include all items we sell by prescriptions filled at our retail locations or by our central fill facility and delivered to our stores or direct to customers. In addition, we include in our pharmacy sales certain resales of retail pharmaceutical inventory that are required to be reported on a gross basis in accordance with Emerging Issues Task Force Issue No. 99-19. Same-store pharmacy sales do not include such resale activity. The pharmacy portion of our business is dominated by and dependent upon a number of third party private and government-sponsored plans that contract with us as an authorized provider of prescriptions.

Sales processed through third party prescription plans represented approximately 92.9% and 92.7% of our prescription sales in the 13 and 26 weeks ended July 1, 2006 and approximately 92.8% of our prescription sales in both the 13 and 26 weeks ended June 25, 2005. Historically, excluding pharmacy resale activity, our pharmacy sales experienced a faster rate of sales growth than the front-end portion of our business due to a number of favorable demographic and industry trends such as the aging of the population, expanded penetration of third party private and government-sponsored coverage and the increasing utilization of prescriptions to improve quality of life and in place of medical procedures. While these factors are still operative, our rate of non-resale pharmacy sales growth has steadily declined over the last two and a half years to the point where our most recent pharmacy sales results reflect a lower rate of growth than the front-end portion of our business. This slower pharmacy sales growth is the result of increased mail order penetration (that results in losses of retail based prescription sales to mail order providers), negative publicity surrounding the adverse side effects of certain arthritis medications and other high volume drugs, conversion of certain high volume prescription drugs to over-the-counter front-end products and increased use of lower priced but more profitable generic drugs in place of higher priced branded medications.

During 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or, the Medicare Modernization Act, which created a new Medicare Part D benefit that expanded Medicare coverage of prescription drugs for Medicare participants not enrolled in third party plans as well as for certain Medicare “dual eligible” participants that were previously covered under state administered Medicaid plans. This new Medicare coverage took effect in January 2006 and has resulted in decreased pharmacy margins due to its lower reimbursement rates than our current margins on prescriptions that are not subject to third party reimbursement, as well as for these dual eligible customers transferred into the Medicare Part D program from New York Medicaid. Based on our experience, we expect, over time, that increased utilization of prescription drugs by Medicare participants enrolled in the new programs that previously were cash paying customers may offset the adverse effect of lower margins on our revenues, although we are not certain this will be the case. State Medicaid programs that provide prescription benefits to low income households and individuals have historically represented approximately 23% of our retail pharmacy sales. As of June 2006, state Medicaid plans had declined to approximately 15.3% of our pharmacy sales while the new Medicare Part D plan represented approximately 10.5% of our pharmacy sales.

In each of the past three years, New York State has enacted rules related to Medicaid which have reduced our pharmacy margin. New York has again changed its rules effective July 1, 2006. We estimate that these most recent changes will reduce our annual pharmacy margin by approximately $1.6 million.

In an effort to offset some of the adverse pharmacy gross margin impacts from the trends discussed above, there has been an intensified effort on the part of retailers to support increased utilization of lower priced but higher margin generic prescriptions in place of branded medications. Generic prescriptions generally have lower retail sales prices but are more profitable than branded prescriptions. Improved generic utilization rates as well as a combination of direct purchases and contractual wholesaler purchases enabled us to achieve improved gross margins on pharmacy retail sales during 2004 and 2005. For the quarter ended July 1, 2006, we continued to see increased generic substitution rates. The proportion of generic prescriptions dispensed was 51.0%, compared to 47.9% in the same period last year.

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

New York City Economy

We operate approximately 88% of our 247 stores in New York City and the remainder in the surrounding areas, and our financial performance is therefore heavily influenced by the local economy. We analyze a number of economic indicators specific to New York City to gauge the health of this economy, including unemployment rates, job creation, gross city product and bridge and tunnel commuter traffic patterns. We also analyze market share data, same-store sales trends, average store sales and sales per square foot data among other key performance indicators to monitor our overall performance. During 2004, 2005 and the first half of 2006, the New York City economy generally reflected an improving trend for most of these external economic indicators.

Between 2001 and 2003, the New York City economy experienced a regional cyclical downturn and a series of unusual events, such as the World Trade Center attacks and non-recurring increases in real estate taxes and insurance costs. The New York greater metropolitan area experienced above average unemployment levels, especially in the key midtown and downtown Manhattan financial districts and lagged behind the improving national economy throughout 2003 and the early part of 2004. Since the first half of 2004 it has shown significant growth in employment, tourism and overall commerce resulting in a more favorable retail environment. The June 2006 unemployment data for New York City indicated an unemployment rate of 5.1%, compared to a national rate of 4.6%.

Results of Operations

The Thirteen Weeks Ended July 1, 2006 as Compared to the Thirteen Weeks Ended June 25, 2005

For the second quarter of 2006, we achieved net sales of $398.8 million and sustained a net loss of $21.1 million, as compared to net sales of $399.5 million and a net loss of $10.3 million in the second quarter of the previous year. Pharmacy resale activity was $10.0 million in the second quarter of 2006, compared to $24.9 million in the previous year, resulting from reduced outside customer demand. The reduction in earnings is attributable to the following factors:

•       A tax provision of $0.6 million in the second quarter of 2006, compared to a tax benefit of $8.3 million in the prior year. The change in the tax provision was primarily attributable to a deferred tax asset valuation reserve of $9.6 million recorded in the second quarter of 2006.

•       An increase in interest expense of $2.6 million resulting from higher interest rates applicable to our variable rate debt and higher debt levels resulting from the August 2005 issuance of $50 million of senior secured notes.

•       An increase in selling, general and administrative expenses of $3.6 million, primarily resulting from higher labor costs that resulted from increased pharmacist salaries, as well as New York State minimum wage rate increases that became effective on January 1, 2006.

The negative impact of these items was partially offset by:

•       An increase in gross margin of $2.5 million, that was primarily attributable to higher front-end store sales.

•       A reduction in labor contingency expenses of $1.1 millon resulting from the favorable settlement of the NLRB litigation in April 2006.

•       A reduction in other expenses of $1.5 millon, primarily due to costs related to our former Chairman and CEO incurred in the second quarter of 2005 that did not recur in 2006.

The following sets forth the results of operations for the periods indicated:

	For the 13 Weeks Ended
	July 1, 2006		June 25, 2005
	Dollars	% of Sales	Dollars	% of Sales
	In thousands, except percentages
Net sales	$398,789	100.0%	$399,500	100.0%
Cost of sales	317,704	79.7	320,905	80.3
Gross profit	81,085	20.3	78,595	19.7
Selling, general & administrative expenses	68,146	17.1	64,541	16.2
Labor contingency expense	—	0.0	1,100	0.3
Transaction expenses	—	0.0	154	0.0
Depreciation and amortization	18,628	4.7	17,851	4.5
Store pre-opening expenses	102	0.0	50	0.0
Other	533	0.1	2,033	0.5
Operating loss	(6,324)	-1.6	(7,134)	-1.8
Interest expense, net	14,135	3.5	11,499	2.9
Loss before income taxes	(20,459)	-5.1	(18,633)	-4.7
Income tax provision (benefit)	619	0.2	(8,345)	-2.1
Net loss	$(21,078)	-5.3%	$(10,288)	-2.6%

Net sales were $398.8 million in the thirteen weeks ended July 1, 2006, representing a decrease of 0.2% as compared to net sales of $399.5 million in the thirteen weeks ended June 25, 2005. Resale activity accounted for a decrease of 3.7%, while retail store sales to customers increased by 3.5% over this period. Same-store sales increased by 4.8% over the second quarter last year.

Pharmacy sales decreased from $195.1 million in the second quarter of 2005 to $183.1 million in the second quarter of 2006, a decrease of 6.1%, and represented 45.9% of total sales, as compared with 48.8% of total sales in the second quarter of 2005. The overall pharmacy sales decrease includes a decrease of 7.6% resulting from the reduced resale activity, partially offset by an increase of 1.5% in retail pharmacy sales. Pharmacy same-store sales increased by 1.9% from last year, and third-party reimbursed pharmacy sales represented 92.9% of total prescription sales compared to 92.8% in the second quarter of 2005. Pharmacy same-store sales were adversely impacted by approximately 1.0% due to increased mail order penetration resulting from conversion of certain third party plans to mandatory mail order requirements and approximately 0.2% due to negative publicity and reduced consumer demand for arthritis medications and certain other high volume drugs. The percentage of generic prescriptions dispensed increased by 3.1% over the prior year, negatively impacting the pharmacy same-store sales increase by approximately 2.0%, but contributing to an increase in gross margin per prescription dispensed. Generic prescriptions generally have lower retail sales prices but are more profitable than branded prescriptions.

Front-end sales increased from $204.4 million in the second quarter of 2005 to $215.7 million in the second quarter of 2006, an increase of 5.5%, and represented 54.1% of total sales, as compared to 51.2% of total sales in the first quarter of 2005. Front-end same-store sales increased by 7.3%, primarily due to a generally improved level of consumer demand resulting from a stronger New York City economy and increased penetration of our Dollar Rewards program. In 2006, the second quarter benefited by approximately 0.5% from Easter holiday sales, while in 2005, these holiday sales benefited the first quarter.

During the thirteen weeks ended July 1, 2006, we opened two stores and closed two stores, as compared to one store opened and no store closures during the thirteen weeks ended June 25, 2005. At July 1, 2006, we operated 247 stores, as compared to 250 stores at June 25, 2005 and 251 stores at December 31, 2005.

Cost of sales as a percentage of net sales was 79.7% in the second quarter of 2006 and 80.3% in the second quarter of 2005, resulting in gross profit margins of 20.3% and 19.7%, respectively. This increase in gross profit margins was primarily attributable to reduced lower margin pharmacy resale activity and a reduction in store occupancy costs as a percentage of sales. Cost of sales also includes a $0.6 million LIFO provision in the current year’s second quarter as compared to a LIFO provision of $0.3 million in the corresponding period last year, and real-estate related income of $0.1 million in the second quarters of both 2006 and 2005.

Selling, general and administrative expenses were $68.1 million, or 17.1% of net sales, and $64.5 million, or 16.2% of net sales, in the second quarter of 2006 and 2005, respectively. The increase in these expense ratios to sales as compared to the prior year was attributable to the reduced level of pharmacy resale activity (which reduces the aggregate amount of net sales) as well as increased store selling expenses. The increase in store selling expenses resulted primarily from higher labor costs that resulted from increased pharmacist salaries as well as New York State minimum wage rate increases that became effective on January 1, 2006.

Depreciation and amortization of property and equipment and intangible assets was $18.6 million in the second quarter of 2006, as compared to $17.9 million in the second quarter of 2005. This increase resulted from the depreciation of capital expenditures made in 2005 and 2006 and amortization of identifiable intangibles acquired over the same period.

We incurred store pre-opening expenses of $0.1 million in the second quarter of 2006, related to the opening of two stores. In the second quarter of last year, we incurred pre-opening costs of $0.1 million, attributable to the opening of one store.

In the second quarter of 2006, we incurred other expenses of $0.5 million, including (i) Oak Hill management fees ($0.3 million) and (ii) costs associated with various matters related to our current CEO and our former Chairman ($0.2 million). In the second quarter of 2005, other expenses of $2.0 million included (i) expenses associated with the implementation of a tax indemnity insurance policy related to the deductibility of certain payments made to our former Chairman in connection with the Acquisition ($0.9 million), (ii) costs associated with the planned transfer to our former Chairman of a Company-owned split dollar life insurance policy ($0.6 million), (iii) Oak Hill management fees ($0.3 million) and (iv) costs associated with our former Chairman’s long-term cash award ($0.2 million).

Net interest expense for the second quarter of 2006 was $14.1 million, as compared to $11.5 million in the second quarter of 2005. This increase was primarily attributable to higher floating interest rates and increased debt levels incurred on our revolving credit borrowings and senior secured notes as compared to the prior year. At July 1, 2006, the weighted average interest rate on our variable rate outstanding debt was 8.64%, as compared to a weighted average rate of 6.22% at June 25, 2005.

In the second quarter of 2006, we recorded an income tax provision of $0.6 million, reflecting an estimated effective tax rate of (3.1)%. This expense is the result of a valuation allowance of $9.6 million that largely offset the tax benefit generated by our operating loss in the quarter. In the comparable period of 2005, the income tax benefit of $8.3 million reflected an estimated effective tax rate of 44.8%, inclusive of the anticipated benefits of employment tax credits. The employment tax credits represent the economic benefits earned by us for our participation in various federal and state hiring incentive programs.

The Twenty-Six Weeks Ended July 1, 2006 as Compared to the Twenty-Six Weeks Ended June 25, 2005

For the first half of 2006, we achieved net sales of $784.7 million and sustained a net loss of $30.9 million, as compared to net sales of $794.3 million and a net loss of $23.1 million in the first half of 2005. Pharmacy resale activity was $21.4 million in the first half of 2006, compared to $53.0 million in the previous year, resulting from reduced outside customer demand. The reduction in earnings is attributable to the following factors:

•       A tax provision of $0.9 million in the first half of 2006, compared to a tax benefit of $18.8 million in the prior year. The change in the tax provision was primarily attributable to a deferred tax asset valuation reserve of $14.1 million recorded in the first half of 2006 and a reduced pre-tax loss in the same period.

•       An increase in interest expense of $5.2 million resulting from higher interest rates applicable to our variable rate debt and higher debt levels in the first half of 2006 resulting from the August 2005 issuance of $50 million of senior secured notes.

•       An increase in selling, general and administrative costs of $8.6 million, primarily resulting from higher labor costs that resulted from increased pharmacist salaries as well as New York State minimum wage rate increases that became effective on January 1, 2006.

•       An increase in depreciation and amortization expense of $1.8 million that was attributable to the depreciation of capital expenditures and amortization of intangibles acquired in 2005 and the first half of 2006.

The negative impact of these items was partially offset by:

•       The reversal of $18.0 million of previously accrued labor contingency expenses that resulted from the favorable settlement of litigation with the NLRB.

•       An increase in gross margin of $5.2 million, primarily attributable to higher front-end store sales.

The following sets forth the results of operations for the periods indicated:

	For the 26 Weeks Ended
	July 1, 2006		June 25, 2005
	Dollars	% of Sales	Dollars	% of Sales
	In thousands, except percentages
Net sales	$784,658	100.0%	$794,267	100.0%
Cost of sales	628,098	80.0	642,863	80.9
Gross profit	156,560	20.0	151,404	19.1
Selling, general & administrative expenses	137,612	17.5	129,040	16.2
Labor contingency expense	(18,004)	-2.3	2,200	0.3
Transaction expenses	—	0.0	581	0.1
Depreciation and amortization	37,306	4.8	35,497	4.5
Store pre-opening expenses	152	0.0	150	0.0
Other	1,635	0.2	3,182	0.4
Operating loss	(2,141)	-0.3	(19,246)	-2.4
Interest expense, net	27,873	3.6	22,664	2.9
Loss before income taxes	(30,014)	-3.8	(41,910)	-5.3
Income tax provision (benefit)	927	0.1	(18,819)	-2.4
Net loss	$(30,941)	-3.9%	$(23,091)	-2.9%

Net sales were $784.7 million in the twenty-six weeks ended July 1, 2006, representing a decrease of 1.2% as compared to net sales of $794.3 million in the twenty-six weeks ended June 25, 2005. Resale activity accounted for a decrease of 4.0%, while retail store sales to customers increased by 2.8% over this period. Same-store sales increased by 3.3% over the same period in 2005.

Pharmacy sales decreased from $390.5 million in the first half of 2005 to $362.5 million in the first half of 2006, a decrease of 7.2%, and represented 46.2% of total sales, as compared with 49.2% of total sales in the first half of 2005. The overall pharmacy sales decrease includes a decrease of 8.1% resulting from the reduced resale activity, partially offset by an increase of 0.9% in retail pharmacy sales. Pharmacy same-store sales increased by 0.7% from last year, and third-party reimbursed pharmacy sales represented 92.7% of total prescription sales compared to 92.8% in the comparable period of 2005.

Front-end sales increased from $403.8 million in the first half of 2005 to $422.2 million in the first half of 2006, an increase of 4.6%, and represented 53.8% of total sales, as compared to 50.8% of total sales in the first half of 2005. Front-end same-store sales increased by 5.6%, primarily due to a generally improved level of consumer demand resulting from a stronger New York City economy and increased penetration of our Dollar Rewards program.

During the twenty-six weeks ended July 1, 2006, we opened three stores and closed seven stores, as compared to three stores opened and eight stores closed during the twenty-six weeks ended June 25, 2005.

Cost of sales as a percentage of net sales was 80.0% in the first half of 2006 and 80.9% in the first half of 2005, resulting in gross profit margins of 20.0% and 19.1%, respectively. This increase in gross profit margins was primarily attributable to reduced lower margin pharmacy resale activity and improved front-end sales. Cost of sales also includes a $1.1 million LIFO provision in the current year’s first six months as compared to a LIFO provision of $0.1 million in the corresponding period last year, and real-estate related income of $0.2 million in the first half of both 2006 and 2005.

Selling, general and administrative expenses were $137.6 million, or 17.5% of net sales, and $129.0 million, or 16.2% of net sales, in the first six months of 2006 and 2005, respectively. The increase in these expense ratios to sales as compared to the prior year was attributable to the reduced level of pharmacy resale activity (which reduces the aggregate amount of net sales) as well as increased store selling expenses. The increase in store selling expenses resulted primarily from higher labor costs that resulted from increased pharmacist salaries as well as New York State minimum wage rate increases that became effective on January 1, 2006.

Depreciation and amortization of property and equipment and intangible assets was $37.3 million in the first half of 2006, as compared to $35.5 million in the first half of 2005. This increase resulted from the depreciation of capital expenditures made in 2005 and 2006 and amortization of identifiable intangibles acquired over the same period.

We incurred store pre-opening expenses of $0.2 million, related to the opening of three stores, in the first half of both 2006 and 2005.

In the first half of 2006, we incurred other expenses of $1.6 million including (i) Oak Hill management fees ($0.6 million), (ii) costs associated with various matters related to our current CEO and former Chairman ($0.5 million), (iii) severance and other costs resulting from the termination of employment of two former executives ($0.3 million) and (iv) expenses attributable to a retention bonus paid to our current CEO ($0.2 million). In the corresponding period in 2005, other expenses of $3.2 million included (i) costs associated with the planned transfer to our former Chairman of a Company-owned split dollar life insurance policy ($1.2 million), (ii) expenses associated with the implementation of a tax indemnity insurance policy related to the deductibility of certain payments made to our former Chairman in connection with the Acquisition ($0.9 million), (iii) Oak Hill management fees ($0.6 million) and (iv) costs associated with our former Chairman’s long-term cash award ($0.5 million).

Net interest expense for the first half of 2006 was $27.8 million, as compared to $22.7 million in the first half of 2005. This increase was primarily attributable to higher floating interest rates and increased debt levels incurred on our revolving credit borrowings and senior secured notes as compared to the prior year.

In the first half of 2006, we recorded an income tax provision of $0.9 million, reflecting an estimated effective tax rate of (3.1)%. This expense is the result of a valuation allowance of $14.1 million that largely offset the tax benefit generated by our operating loss in the first six months. In the comparable period last year, the income tax benefit of $18.8 million reflected an estimated effective tax rate of 44.9%, inclusive of the anticipated benefits of employment tax credits. The employment tax credits represent the economic benefits earned by us for our participation in various federal and state hiring incentive programs.

Liquidity and Capital Resources

Working Capital and Cash Flow

Working capital was $17.2 million as of July 1, 2006 and $50.4 million as of December 31, 2005. The primary factors affecting the reduction in working capital from December 31, 2005 include: (i) increased borrowings of $12.6 million on our asset-based revolving loan, (ii) inventory reductions of $9.4 million, (iii) increased accounts payable of $5.8 million and (iv) changes in other accruals of $6.6 million. Working capital reflects the classification of outstanding borrowings under our revolving loan facility of $148.3 million at July 1, 2006 and $135.7 million at December 31, 2005 as current liabilities. This current classification is required because cash receipts controlled by the lenders are used to reduce outstanding debt and we do not meet the criteria of Statement of Financial Accounting Standard No. 6 “Classification of Short Term Obligations Expected to be Refinanced” (FAS 6) to reclassify the debt as long-term, but is not, an indication that this credit facility is expected to be retired within the next year. This facility expires in July 2011 and we intend to continue to access it for our working capital needs throughout its remaining term.

On July 7, 2006, we entered into a third amendment to the credit agreement governing our $225 million asset-based revolving loan facility discussed above. The third amendment extends the maturity date of the  asset-based  revolving loan facility from July 21, 2008 to July 21, 2011. Refer to Note 7 of the Unaudited Consolidated Interim Financial Statements contained elsewhere in this document for further information related to this amendment.

Net cash provided by operating activities was $3.9 million in the twenty-six weeks ended July 1, 2006 compared to net cash used in operating activities of $8.7 million in the twenty-six weeks ended June 25, 2005. The use of cash in the prior year primarily reflects the $19.0 million paid to our former Chairman in January 2005, in connection with the termination of our obligations under his SERP agreement.

Net cash used in investing activities was $14.9 million in the twenty-six weeks ended July 1, 2006, compared to $17.9 million in the twenty-six weeks ended June 25, 2005. In the first six months of 2006, we spent $12.3 million on capital expenditures, primarily related to new store openings and the remodeling of existing locations, and $4.1 million on lease acquisition and other costs, which were partially offset by $1.5 million of cash received in connection with the termination of a leased property. In the first six months of 2005, capital expenditures of $14.3 million and lease acquisition, pharmacy customer file and other costs of $5.8 million were partially offset by $2.2 million of cash received in connection with the sale of property.

Net cash provided by financing activities was $11.0 million in the twenty-six weeks ended July 1, 2006, compared to $26.5 million in the twenty-six weeks ended June 25, 2005. The decrease in cash provided by financing activities in the current year reflects the reduction in cash used by operations as well as the lower level of cash used to fund investing activities.

Operating Capital Requirements

Our operating capital requirements primarily result from opening and stocking new stores, remodeling and renovating existing retail locations, purchasing pharmacy files and the continuing development of management information systems. We opened three new stores in the first half of 2006 and seven new stores during fiscal 2005, a decline from 16 stores opened in 2004 and 17 stores opened in 2003. We currently plan to open a total of six new stores in fiscal 2006 and five new stores in each of fiscal 2007 and fiscal 2008. In the first half of 2006, we spent approximately $12.3 million on capital expenditures, primarily for new, renovated and replacement stores, and we spent an additional $4.1 million for lease acquisition and other costs. These amounts were partially offset by $1.5 million of proceeds we received resulting from the termination of a leased property. In fiscal 2005, we spent approximately $25.2 million on capital expenditures, and we spent an additional $8.5 million for lease acquisition, pharmacy customer files and other costs. These amounts were partially offset by $7.1 million of proceeds we received resulting from the sale of two formerly owned properties in 2005. We also require working capital to support inventory for our existing and new stores. Historically, we have been able to lease almost all of our store locations, so acquisitions of real estate are not expected to have a significant impact on our capital requirements.

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

As of July 1, 2006, approximately 4,300 of our approximately 6,000 employees were represented by various labor unions and were covered by collective bargaining agreements. Pursuant to the terms of the collective bargaining agreements covering these employees, we are required, in some instances, to pay specified annual increases in salary and benefits contributions relating to the member employees. We do not believe that these increases will have a material impact on our liquidity or results of operations.

The following table presents details of our significant Commitments and Obligations as at July 1, 2006, except that the data provided with respect to operating leases is as of December 31, 2005:

	Payments due by Period
Contractual Cash Obligations	Total	Within 1 year	Within 2-3 years	Within 4-5 years	After 5 years
	(dollars in thousands)
Long-Term Debt (1)(2)	$553,291	$—	$—	$210,000	$343,291
Capital Lease Obligations (3)	14,790	4,581	8,350	1,859	—
Operating Leases (4)	1,282,765	122,879	242,190	220,509	697,187
Fixed Interest Payments (5)	104,570	19,013	38,025	38,025	9,507
Former Chairman and Other Severance Payments (6)	3,692	2,441	1,251	—	—
Former Pharmacy Supplier Settlement (7)	1,500	1,500	—	—	—
Executive Guaranteed Bonus (8)	825	825	—	—	—
Total Contractual Cash Obligations	$1,961,433	$151,239	$289,816	$470,393	$1,049,985

(1)        These amounts include $195.0 million of outstanding senior subordinated notes due in 2011, $210.0 million of outstanding senior secured notes due in 2010, $148.3 million outstanding under the amended asset-based revolving loan facility due in 2011, and $32,000 outstanding under the senior convertible notes due in 2022. At July 1, 2006, a further $69.6 million was available for borrowing under the amended asset-based revolving loan facility. For more information about the terms of the indebtedness described above, please see “—Debt,” below.

(2)        At July 1, 2006, approximately $148.3 million was outstanding under our asset-based revolving loan facility. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt and we do not meet the criteria of FAS 6 to reclassify the debt as long-term, however this is not an indication that this credit facility is expected to be retired within the next year.

We intend to continue to use this facility for our working capital needs through the date of its recently extended maturity in July 2011.

(3)        Please refer to Note 11 of the annual consolidated financial statements on Form 10-K for further detail on Capital Lease obligations.

(4)        Please refer to Note 15 of the annual consolidated financial statements on Form 10-K for further detail on Operating Lease obligations.

(5)        Reflects interest payable on the $195.0 million outstanding senior subordinated notes.

(6)        Reflects payments due to our former Chairman in connection with his replacement on November 21, 2005, as well as payments due to other senior executives whose employment was terminated during the first quarter of 2006.

(7)        Reflects cash payments due to Cardinal Health, a former pharmacy inventory supplier, in full settlement of all outstanding claims. Amounts shown are net of $3.0 million paid during the first half of 2006.

(8)        Reflects a guaranteed bonus payable to our current CEO in accordance with the provisions of his employment agreement.

The following table presents details of our other significant Commercial Commitments as at
July 1, 2006:

		Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Within 1 year	2-3 years	4-5 years	After 5 years
	(dollars in thousands)
Standby Letters of Credit (1)	$7,166	$7,019	$147	$—	$—
Total Commercial Commitments	$7,166	$7,019	$147	$—	$—

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

In connection with the November 21, 2005 replacement of our former Chairman, we expect to pay to him amounts in cash totaling $6.6 million. We have paid a cumulative total of $3.1 million of this amount through July 1, 2006, and we expect to pay the remaining amount in equal installments over the 18 months remaining through December 15, 2007. In addition, we expect to continue to provide health insurance coverage for our former Chairman during the period in which he will receive severance payments and, upon expiration of that period, if he is not otherwise eligible under another employer’s comparable medical plan, to provide him with lifetime retiree medical benefits at a cost not to exceed $50,000 annually.

In connection with the appointment of Mr. Dreiling as CEO, we were required under his employment contract to make a guaranteed payment to him of $330,000 on or before February 19, 2006, which was paid on February 17, 2006. In addition, Mr. Dreiling’s employment contract stipulates that a guaranteed 2006 bonus of not less that 100% of his current $825,000 annual salary be paid on the same date as any other senior executive bonuses related to the 2006 fiscal year are paid, which we expect will occur in the first quarter of 2007.

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

In connection with the December 9, 2005 settlement of litigation between us and Cardinal Health, we are required to make payments to Cardinal Health totaling $4.5 million over the period commencing on January 15, 2006 through June 15, 2007, including an initial payment of $2.0 million that was paid on January 15, 2006, a second payment of $1.0 million that was paid on June 15, 2006, and remaining payments of $1.0 million due on December 15, 2006 and $250,000 each on March 15, 2007 and June 15, 2007. All such amounts had been previously accrued in the financial statements.

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

We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including revolving loan borrowings under the amended asset-based revolving loan facility, will be adequate for the next two years to make required payments on our indebtedness, to fund anticipated capital expenditures and to satisfy our working capital requirements. We base this belief on our recent levels of cash flow from operations of approximately $3.0 million in 2005 (which includes the absorption of $9.6 million in non-recurring net cash payments made in connection with the termination of our former Chairman’s SERP), $11.3 million in 2004 (which includes the absorption of $40.6 million in Acquisition-related costs), projected improvements in working capital management, anticipated levels of capital expenditures and the additional borrowing capacity under the $225.0 million amended asset-based revolving loan facility, which was approximately $69.6 million at July 1, 2006. Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. In addition, our operating results, cash flow and capital resources may not be sufficient for repayment of our indebtedness in the future. Some risks that could adversely affect our ability to meet our debt service obligations include, but are not limited to, reductions in third party prescription reimbursement rates, declines in the New York City economy, increases in competitive activity, adverse changes in vendor credit terms, changes in drug consumption patterns, additional adverse legislative changes or a major disruption of business in our markets from a terrorist event, natural disaster or other unexpected events. Other factors that may adversely affect our ability to service our debt are described above under “Special Note Regarding Forward-Looking Statements.” Borrowings under the amended asset-based revolving loan facility and the aggregate $210.0 million senior secured notes bear interest at floating rates. Therefore, our financial condition will be affected by changes in prevailing interest rates. On May 25, 2005, we entered into a hedging transaction through the acquisition of a “no cost collar.”  Under this arrangement, we capped our exposure on $130 million of LIBOR-based borrowings under the senior secured notes at a maximum LIBOR rate of 5.30%. In addition, we established a minimum “floor” LIBOR rate of 3.45%, in line with then current LIBOR rates. This hedging arrangement expires on June 16, 2008.

Critical Accounting Policies

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial reporting to gain a more complete understanding of our consolidated financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 31, 2005 are those that depend most heavily on these judgments and estimates. At July 1, 2006, there have been no material changes to any of the Critical Accounting Policies contained therein.

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

Inflation

We believe that inflation has not had a material impact on our results of operations during the three years ended December 31, 2005 or the six months ended July 1, 2006.

Recently Issued Accounting Pronouncements

Refer to Note 2 of the Unaudited Consolidated Interim Financial Statements included elsewhere in this document for a detailed description of various recently issued accounting pronouncements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial results are subject to risk from interest rate fluctuations on debt, which carries variable interest rates. Variable rate debt outstanding at July 1, 2006 included $148.3 million of borrowings under our amended asset-based revolving loan facility and $210.0 million of senior secured notes. At July 1, 2006, the weighted average combined interest rate in effect on all variable rate debt outstanding was 8.64%. A 0.50% change in interest rates applied to the $358.3 million balance of floating rate debt would affect pre-tax annual results of operations by approximately $1.8 million, excluding the benefit of approximately $0.7 million provided by the  “no cost collar” as detailed below. In addition, we also have $195.0 million of senior subordinated notes and $32.0 thousand of senior convertible notes outstanding at July 1, 2006. The senior subordinated notes and senior convertible notes bear interest payable semi-annually at fixed rates of 9.75% and 3.75%, respectively, and are therefore not subject to risk from interest rate fluctuations.

On May 25, 2005, we entered into a hedging transaction through the acquisition of a “no cost collar.” Under this arrangement, we capped our exposure on $130 million of LIBOR-based borrowings under the senior secured notes at a maximum LIBOR rate of 5.30%. In addition, we established a minimum “floor” LIBOR rate of 3.45%, in line with then current LIBOR rates. This hedging arrangement expires on June 16, 2008. At July 1, 2006, the LIBOR rate in effect on the senior secured notes was 5.33%, which exceeded the maximum rate under the “no cost collar.” As a result, on an annualized basis, the interest rate protection afforded by the “no cost collar” amounted to $39,000.

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
10.34*

Third Amendment to Credit Agreement, dated as of July 7, 2006, among Duane Reade, Duane Reade Inc., DRI I Inc., Duane Reade International, Inc., Duane Reade Realty, Inc., Duane Reade Holdings, Inc., Bank of America, as Issuing Bank and Administrative Agent, Fleet Retail Group, LLC, as Collateral Agent, Wachovia Bank National Association, as Documentation Agent, General Electric Capital Corporation, as Syndication Agent and Wells Fargo Retail Finance, LLC, as Syndication Agent and Co-Lead Arranger.

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

Dated: August 15, 2006
DUANE READE HOLDINGS, INC.
(Registrant)
/s/ Richard W. Dreiling
Richard W. Dreiling
President and Chief Executive Officer (Principal Executive Officer)
/s/ John K. Henry
John K. Henry
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)