Form 10-Q
period 2006-09-30
DUANE READE HOLDINGS INC
filed 2007-01-10
CIK 1279172

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

•       changes in pharmacy prescription reimbursement rates attributable to modifications in the definition of indexed pricing terms such as “Average Wholesale Price”;

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

•       our ability to successfully execute the various objectives of the recently implemented “Duane Reade Full Potential” sales growth and profit enhancement program;

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Duane Reade Holdings, Inc.
Consolidated Statements of Operations (Unaudited)
(In thousands)

	For the 13 Weeks Ended		For the 39 Weeks Ended
	Sept 30, 2006	Sept 24, 2005	Sept 30, 2006	Sept 24, 2005
Net sales	$385,655	$378,557	$1,170,313	$1,172,824
Cost of sales	305,016	305,866	933,114	948,729
Gross profit	80,639	72,691	237,199	224,095
Selling, general & administrative expenses	67,077	67,950	204,689	196,990
Labor contingency expense	—	1,100	(18,004)	3,300
Transaction expense	—	236	—	817
Depreciation and amortization	16,903	17,816	54,209	53,313
Store pre-opening expenses	153	114	305	264
Other	148	1,454	1,783	4,636
Operating loss	(3,642)	(15,979)	(5,783)	(35,225)
Interest expense, net	14,356	12,654	42,229	35,318
Loss before income taxes	(17,998)	(28,633)	(48,012)	(70,543)
Income tax provision (benefit)	734	(12,885)	1,661	(31,704)
Net loss	$(18,732)	$(15,748)	$(49,673)	$(38,839)

The accompanying notes are an integral part of these financial statements.

Duane Reade Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current Assets
Cash	$1,366	$1,362
Receivables, net	47,173	52,320
Inventories	230,754	235,639
Deferred income taxes	4,873	7,717
Prepaid expenses and other current assets	26,039	26,114
TOTAL CURRENT ASSETS	310,205	323,152
Property and equipment, net	215,728	229,134
Goodwill	72,029	67,791
Other assets, net	227,420	251,341
TOTAL ASSETS	$825,382	$871,418
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$85,569	$72,711
Accrued interest	4,549	9,222
Accrued expenses	36,639	51,959
Current portion of debt	164,918	135,693
Current portion of capital lease obligations	3,209	3,183
TOTAL CURRENT LIABILITIES	294,884	272,768
Long-term debt	405,032	405,032
Capital lease obligations, less current portion	7,939	10,314
Deferred income taxes	30,682	32,117
Other non-current liabilities	52,430	67,265
TOTAL LIABILITIES	790,967	787,496
Commitments and contingencies (Note 9)
Stockholder’s equity
Preferred stock, $0.01 par, authorized 50,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par, authorized 3,050,000 shares; issued and outstanding: 2,594,977 shares	26	26
Paid-in capital	239,472	239,472
Additional paid-in capital	211	—
Accumulated other comprehensive income	216	260
Accumulated deficit	(205,510)	(155,836)
TOTAL STOCKHOLDER’S EQUITY	34,415	83,922
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$825,382	$871,418

The accompanying notes are an integral part of these financial statements.

Duane Reade Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the 39 Weeks Ended
	Sept. 30, 2006	Sept. 24, 2005
Cash flows used in operating activities:
Net loss	$(49,673)	$(38,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57,245	56,082
Deferred income taxes	1,409	(31,744)
Non-cash rent expense	7,681	10,132
Other non-cash expense	211	(2,104)
Change in operating assets and liabilities (net of the effect of acquisitions):
Receivables	5,147	3,898
Inventories	4,885	4,466
Accounts payable	12,858	(6,589)
Prepaid and accrued expenses	(19,443)	(12,088)
Other assets and liabilities, net	(25,610)	6,274
NET CASH USED IN OPERATING ACTIVITIES	(5,290)	(10,512)
Cash flows used in investing activities:
Capital expenditures	(18,152)	(18,386)
Lease acquisition, customer file and other expenditures	(5,226)	(6,904)
Proceeds from sale of assets	2,500	7,069
NET CASH USED IN INVESTING ACTIVITIES	(20,878)	(18,221)
Cash flows from financing activities:
Proceeds from Senior Secured Notes	—	47,860
Borrowings from revolving credit facility	1,383,370	1,339,509
Repayments of revolving credit facility	(1,354,145)	(1,353,619)
Repayments of capital lease obligations	(2,349)	(2,083)
Deferred financing costs	(704)	(2,942)
NET CASH PROVIDED BY FINANCING ACTIVITIES	26,172	28,725
Net increase (decrease) in cash	4	(8)
Cash at beginning of period	1,362	1,329
Cash at end of period	$1,366	$1,321

The accompanying notes are an integral part of these financial statements.

Duane Reade Holdings, Inc.
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	For the 13 Weeks Ended		For the 39 Weeks Ended
	Sept. 30,	Sept. 24,	Sept. 30,	Sept. 24,
	2006	2005	2006	2005
Net loss	$(18,732)	$(15,748)	$(49,673)	$(38,839)
Change in fair value of interest rate collar	(818)	81	(46)	74
Total other comprehensive income (loss)	(818)	81	(46)	74
Total comprehensive loss	$(19,550)	$(15,667)	$(49,719)	$(38,765)

The accompanying notes are an integral part of these financial statements.

Notes to Unaudited Consolidated Interim Financial Statements
(dollars in thousands)

1.                 Basis of Presentation

Duane Reade Holdings, Inc. (“Duane Reade Holdings” or the “Company”) was formed in December 2003 by Oak Hill Capital Partners, LP, a private equity firm (“Oak Hill”), in order to acquire Duane Reade Inc. and its subsidiaries (the “Acquisition”). Duane Reade Holdings, Inc. is a wholly-owned subsidiary of Duane Reade Shareholders, LLC (“Duane Reade Shareholders”), a parent entity also established to effectuate the Acquisition. The Acquisition was completed on July 30, 2004 through the merger of Duane Reade Acquisition Corp. (a wholly owned subsidiary of Duane Reade Holdings, Inc.) into Duane Reade Inc. with Duane Reade Inc. being the surviving entity and a wholly owned subsidiary of Duane Reade Holdings, Inc. after the merger transaction.

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

The Audit Committee of the Company, with the assistance of independent counsel, conducted a review and investigation of the fiscal periods from 2000 through September 30, 2006, relating to arrangements originated by the former CEO for the issuance of improper credits and the subsequent rebilling of such credits related to amounts paid to construction and other contractors at its stores and the related improper accounting. The Audit Committee has completed its investigation.

The investigation focused principally on the accounting impact of approximately $5.8 million of credits from construction contractors that were improperly taken into the Company’s income and offsetting rebillings which were improperly recorded as capital expenditures in subsequent quarters by the Company.  The following table summarizes such construction credits identified in the investigation, by period (dollars in thousands):

Fiscal Period	Amount of Credits
2000 Fiscal Year (Predecessor)	$317
2001 Fiscal Year (Predecessor)	1,386
2002 Fiscal Year (Predecessor)	3,060
2003 Fiscal Year (Predecessor)	752
Seven months ended July 30, 2004 (Predecessor)	—
Five months ended December 25, 2004 (Successor)	297
2005 Fiscal Year (Successor)	—
39 weeks ended September 30, 2006 (Successor)	—
Total	$5,812

The Audit Committee believes that all of such credits were subsequently rebilled by the contractors and that the Company paid the contractors such rebilled amounts.

The credits had the effect of improperly offsetting SG&A expense (and improperly increasing net income) during the periods in which they were received.  Amounts subsequently rebilled by the Company were generally capitalized as store improvements, improperly increasing the reported level of property and equipment as well as subsequent depreciation expense.  The overstated net property and equipment that resulted from the credit/rebilling practice was also carried through the Acquisition-related purchase accounting process on a dollar-for-dollar basis.

In the periods from fiscal 2000 through the seven months ended July 30, 2004, increased depreciation resulted in a partial offset and understatement of operating income and income before income taxes.  In the periods subsequent to July 30, 2004, increased depreciation resulted in an overstatement of operating loss and loss before income taxes.  Income tax expense may also have been reduced as a result, based on the tax impact of such depreciation expense. Due to tax valuation reserves being recorded during 2006, there would not be any impact upon income tax expense for the 2006 periods.

Net income (loss) for all of the above periods would reflect the combined impact of the overstatement or understatement of income (loss) before income taxes and any related changes in income tax expense (benefit).

The correction of the cumulative effect of the credits and re-billings on the Company’s results of operations is included in the results for the thirteen and thirty-nine weeks ended September 30, 2006 presented in this report. These corrections resulted in the following adjustments (dollars in thousands):

Depreciation and amortization was reduced by $960

Operating loss decreased by $960

Loss before income taxes decreased by $960

Net loss decreased by $960

The credit/rebilling practice resulted in the overstatement of net property and equipment in all periods since the re-billings occurred. As a result of the overstatement of net property and equipment and related purchase accounting adjustments made in connection with the Acquisition, goodwill was also understated. The correction of the cumulative effect of the credits and re-billings on the Company’s balance sheet at September 30, 2006 is reflected in the balance sheet presented in this report. These corrections resulted in the following adjustments (dollars in thousands):

Net property, plant and equipment was reduced by $3,278

Goodwill increased by $4,238

Stockholder’s equity increased by $960

These corrections had no impact upon net cash used in operating, investing or financing activities.

The credit/rebilling practice has not had any effect on the Company’s revenues or liquidity.  In addition, the Audit Committee has determined that, as a result of the July 30, 2004 Acquisition and the related purchase accounting adjustments, the credit/rebilling practice and the associated misstatements have not had a material effect on the Company’s financial condition or results of operations for any periods subsequent to the Acquisition, including the 13 weeks and 39 weeks ended September 24, 2005 and September 30, 2006 and that no restatements of any previously issued post-Acquisition financial statements will be necessary. With respect to the predecessor periods prior to the Acquisition, the Audit Committee has concluded that, in view of the disclosure provided in this footnote and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its Report on Form 10-Q for the quarter and nine months ended September 30, 2006 regarding the credit/rebilling practice and the associated misstatements (including the adjustments disclosed in this footnote), the fact that there are no longer any public stockholders as a result of the purchase of all the common equity of the Company’s predecessor by Oak Hill in July 2004 and other factors,  restatement of previously-issued predecessor financial statements would not be material to the Company’s public securityholders. Therefore, the Audit Committee has determined that restatements of previously issued predecessor financial statements as a result of the credit/rebilling practice will also not be necessary.

In addition, as a part of its investigation, the Audit Committee also examined certain invoices from store maintenance and other contractors to determine whether the amounts paid to those contractors were accounted for properly. Having completed its investigation with respect to those invoices, the Audit Committee has concluded that any misstatements with respect to such invoices were inconsequential.

2. Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). This statement established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. The Company adopted the provisions of this statement effective January 1, 2006. As a result, the interim financial statements included herein for the thirteen and thirty-nine weeks ended September 30, 2006 reflect pre-tax compensation expense of approximately $0.1 million and $0.2 million, respectively, attributable to the vested portion of stock options granted after the adoption date. Based on the number of options granted after the adoption date, the Company expects to incur total stock option compensation expenses of approximately $0.3 million in 2006.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“FAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact FIN 48 will have on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires misstatements to be quantified based on their impact on each of the financial statements and related disclosures. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact that SAB No. 108 may have on its consolidated results of operations and financial position.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that SFAS No. 158 will have a material effect on its consolidated results of operations and financial position.

3.                 Stock-Based Payment

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the prospective transition method. Under that transition method, compensation expense recognized for the thirty-nine weeks ended September 30, 2006 includes the vested portion of share-based payments granted on or after January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company has elected to recognize compensation expense on a straight-line basis over the vesting period of the respective options.

Management Stock Option Plan

The Company’s Board of Directors adopted the Duane Reade Holdings, Inc. Management Stock Option Plan, referred to in this report as the “Stock Option Plan,” which became effective on the date the Acquisition was completed. The Stock Option Plan is administered by the compensation committee of the Board of Directors. Any officer, employee, director or consultant of Duane Reade Holdings, Inc. or any of its subsidiaries or affiliates is eligible to be designated a participant under the Stock Option Plan. On

November 21, 2005, the Company amended the Stock Option Plan so that a maximum of 370,293 shares of its common stock (on a fully diluted basis) may be granted under the Stock Option Plan.

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

A summary of activity under the Stock Option Plan as of September 30, 2006, and changes during the thirteen and thirty-nine weeks ended September 30, 2006 is presented below:

	For the 13 Weeks Ended September 30, 2006				For the 39 Weeks Ended September 30, 2006
		Wtd. Avg Exercise	Wtd. Avg. Remaining Contractual	Aggregate Intrinsic		Wtd. Avg Exercise	Wtd. Avg. Remaining Contractual	Aggregate Intrinsic
Options	Shares	Price	Term	Value	Shares	Price	Term	Value
Outstanding at beginning of period	287,631	$100.00			367,797	$100.00
Granted	17,600	$100.00			63,211	$100.00
Exercised	—	$100.00			—	$100.00
Expired	—	$100.00			—	$100.00
Forfeited	(1,012)	$100.00			(126,789)	$100.00
Outstanding at end of period	304,219	$100.00	8.8	$0	304,219	$100.00	8.8	$0
Exercisable at end of period	36,840	$100.00	7.9	$0	36,840	$100.00	7.9	$0

The weighted-average grant-date fair value of options granted during the thirteen and thirty-nine weeks ended September 30, 2006 was $38.41 and $41.43, respectively. There were no stock options granted during the thirty-nine weeks ended September 24, 2005 and there were no stock options exercised during the first thirty-nine weeks of either 2006 or 2005.

The Company has adopted a Black-Scholes option pricing formula method of valuation and has engaged an external valuation consultant to provide this analysis, the results of which were applied to the stock options issued during the thirty-nine weeks ended September 30, 2006.

•       The valuation formula reflects the following key assumptions:

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

As of September 30, 2006, there was $2.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock-based compensation plan. That cost is expected to be recognized on a straight-line basis over a weighted-average period of 5 years.

During the thirteen and thirty-nine weeks ended September 30, 2006, the Company recognized approximately $0.1 million and $0.2 million, respectively, of compensation cost related to share-based payments.

As of September 30, 2006, a total of 66,074 shares of common stock of the Company were reserved for the issuance of additional stock options. The Company expects to satisfy the exercise of stock options utilizing newly-issued shares.

4.                 Inventory and Cost of Sales

At September 30, 2006, inventories, consisting solely of finished goods, would have been lower by $4.5 million if they had been valued on a lower of first-in, first-out (“FIFO”) cost or market basis instead of a last-in, first-out (“LIFO”) basis. Cost of sales includes all store occupancy-related costs and expenses, consisting of lease and sublease-related income and expenses, other recurring real estate-related income and expenses resulting primarily from sales and terminations of leases related to store relocations, store utility costs, warehouse expenses and distribution costs. The Company reflects promotional allowances from vendors as a reduction of inventory or advertising expense, depending on the nature of the allowance, when such inventory is sold or advertising or promotions have been completed and the related allowances have been earned. Other real estate related income was $0.2 million in the thirteen weeks ended September 30, 2006 as compared to $2.2 million in the thirteen weeks ended September 24, 2005, and $0.4 million in the thirty-nine weeks ended September 30, 2006 as compared to $2.5 million in the thirty-nine weeks ended September 24, 2005.

5.                 Exit and Disposal Activities

In connection with the July 30, 2004 acquisition of Duane Reade Inc. and in accordance with the provisions of Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations” (EITF 95-3), the Company established a reserve of $17.0 million for costs anticipated to be incurred as a result of the planned closing of 11 of its stores. These costs primarily relate to rent, utilities and other on-going occupancy-related expenses. At September 30, 2006, all of the planned closings had occurred, and the Company has recorded a cumulative net total of $8.2 million of primarily occupancy-related costs against this reserve resulting in the reserve balance of $8.8 million at September 30, 2006. The balance of this reserve is expected to be utilized primarily for occupancy-related costs in these closed stores.

In the normal course of its business, the Company closes underperforming locations. In accordance with the provisions of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146), the Company establishes reserves for costs anticipated to be incurred in connection with such store closings. At September 30, 2006, the balance of this reserve was $2.8 million. This balance will also be used primarily for occupancy-related costs in these stores.

6.                 Pharmacy and Customer File Acquisitions

During the first nine months of 2005, the Company acquired four pharmacy customer files, which were merged with files at existing stores. There was no pharmacy or customer file acquisition activity in the first nine months of 2006. The table below provides details of this acquisition activity for each of the periods presented (dollars in millions):

	For the 13 Weeks Ended		For the 39 Weeks Ended
	Sept. 30,	Sept. 24,	Sept. 30,	Sept. 24,
	2006	2005	2006	2005
Customer prescription files	—	—	—	4
Pharmacy establishments	—	—	—	—
Total acquisitions	—	—	—	4
Purchase price allocation:
Identifiable intangibles	$—	$0.1	$—	$2.3
Goodwill	—	—	—	—
Inventory	—	(0.1)	—	0.4
Property and equipment	—	—	—	—
Other assets and liabilities, net	—	—	—	(0.3)
Total	$—	$—	$—	$2.4

The acquired operations have been included in the consolidated statements of operations from the date of acquisition and did not have a material effect on sales or results of operations of the Company for the periods presented.

7.                 Debt

Debt is summarized as follows (in thousands):

	September 30,	December 31,
Description of Instrument	2006	2005
Current Debt:
Asset-Based Revolving Loan Facility(1)	$164,918	$135,693
Non-Current Debt:
Senior Secured Floating Rate Notes due 2010	$210,000	$210,000
9.75% Senior Subordinated Notes due 2011	195,000	195,000
2.1478% Senior Convertible Notes due 2022	32	32
Total	$405,032	$405,032
Total Debt	$569,950	$540,725

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

Revolving loans under the asset-based revolving loan facility, at the Company’s option, bear interest at either:

•       a rate equal to LIBOR (the London Interbank Offered Rate) plus a margin of from 1.00% to 2.00%, determined based on levels of borrowing availability reset each fiscal quarter; or

•       a rate equal to the prime rate of Banc of America Retail Group Inc. plus a margin of from 0.00% to 0.50%, determined based on levels of borrowing availability reset each fiscal quarter. Borrowings under the amended facility continue to be primarily LIBOR-based. At September 30, 2006, the asset-based revolving loan facility bore interest at a weighted average annual rate of 6.96%.

At December 30, 2006, there was $157.1 million outstanding under the asset-based revolving loan facility, and approximately $62.4 million of remaining availability, net of $5.5 million reserved for standby letters of credit. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt, and the Company does not meet the criteria of FAS 6 to reclassify the debt as long-term. The Company intends to continue to utilize this facility for its working capital needs through the date of its maturity in July 2011.

The Company has received a waiver from its lenders under its revolving credit facility with respect to, among other things, the delivery to the lenders of its financial statements for the quarter ended September 30, 2006 and the late filing of the Company’s quarterly report on Form 10-Q for that period.

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

The senior secured notes bear interest at a floating rate of LIBOR plus 4.50%, reset quarterly. Interest on the senior secured notes is payable quarterly on each March 15, June 15, September 15, and December 15, beginning on March 15, 2005. The senior secured notes mature on December 15, 2010. At September 30, 2006, the senior secured notes bore interest at a rate of 9.89%.

On May 25, 2005, the Company entered into a hedging transaction through the acquisition of a “no cost collar.” Under this arrangement, the Company capped its exposure on $130.0 million of LIBOR-based borrowings under the senior secured notes at a maximum LIBOR rate of 5.30%. In addition, the Company established a minimum “floor” LIBOR rate of 3.45% in line with then current LIBOR rates. This hedging arrangement expires on June 16, 2008. The changes in the fair value of the collar agreement are reflected in the Consolidated Statements of Comprehensive Loss included within the financial statements. At September 30, 2006, the LIBOR rate in effect for the senior secured notes was 5.39%, which exceeded the maximum rate under the “no cost collar.” As a result, the protection afforded by the “no cost collar” reduced the overall effective interest rate on the senior secured notes to 9.83%.

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

At September 30, 2006, the weighted average combined interest rate in effect on all variable rate debt outstanding, including the benefit afforded by the “no cost collar,” was 8.57%.

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

During the three and nine months ended September 30, 2006, the Company incurred additional pre-tax losses of $18.7 million and $49.7 million, respectively, and recorded incremental valuation allowances of $8.5 million and $22.7 million, respectively. At September 30, 2006, the Company had approximately $131.6 million of gross deferred tax assets, approximately $104.4 million of gross deferred tax liabilities, and a valuation allowance of $53.0 million. The tax expense reported during the three and nine months ended September 30, 2006 primarily results from the deferred tax liabilities generated by non-amortizable goodwill.

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

In June 2006, the appraisal panel awarded Duane Reade the reduced amount of $5.6 million (in addition to the $9.9 million previously paid by the insurer) based on its interpretation of the Second Circuit Court of Appeals’ decision regarding the nature of the insurance coverage afforded to the Company under the business interruption clause of the Company’s policy. In its award, the panel also stated its view that the Second Circuit found that the Company may be entitled to recover additional amounts under other provisions of its insurance policy. Based on the appraisal panel’s award and the Second Circuit’s decision, in July 2006 the Company demanded payment of the appraisal panel award and also filed an amended proof of loss with the insurer claiming additional amounts. The insurer has denied the Company’s demands and therefore the Company expects to continue to litigate in order to attempt to recover the amounts to which it believes it is entitled under the policy.

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

In December 2005, the Company and Cardinal Health settled all matters relating to litigation arising out of a dispute regarding certain former supply arrangements and agreements. Under the terms of this settlement, the Company will pay Cardinal Health $4.5 million over a period of time to settle an outstanding trade payable, and has entered into an agreement whereby Cardinal will provide a secondary supply of pharmaceutical products to the Company over approximately two years. In the first nine months of 2006, the Company paid $3.0 million toward the cash settlement portion of this agreement.

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

On September 1, 2006, Anthony J. Cuti, the Company’s former Chairman, President and Chief Executive Officer, initiated an arbitration before the American Arbitration Association against Duane Reade Inc., Duane Reade Holdings, Inc. and Duane Reade Shareholders, LLC. The arbitration relates to his termination. Mr. Cuti asserts various claims including, with respect to his employment agreement, breach of contract relating to the notice of termination provision, failure to make certain payments towards his 1998 corporate-owned life insurance policy, relief from the non-competition and non-solicitation covenants, failure to provide adequate information relating to the valuation of his profits interest and breach of the covenant of good faith and fair dealing. Other claims relate to the patent rights for the Company’s virtual pharmacy kiosk system and payment of an alleged deferred 2001 bonus based on any insurance recovery the Company may obtain on its business interruption claim in connection with the 2001 World Trade Center tragedy. Mr. Cuti seeks monetary damages, declaratory relief, rescission of his employment agreement, and the payment of his legal costs and fees associated with his termination and the arbitration.

On November 22, 2006, Duane Reade Inc., Duane Reade Holdings, Inc. and Duane Reade Shareholders, LLC filed counterclaims against Mr. Cuti in the arbitration. The counterclaims were based on information uncovered as of that date by an investigation conducted by independent legal counsel at the direction of the Audit Committee, the final results of which are discussed more fully in Note 1. The counterclaims allege that between 2000 and 2005, he was responsible for improper practices involving invoice credits and rebillings for the construction of the Company’s stores, that led to overstating publicly reported earnings of the Company, and that caused the Company to create and maintain inaccurate records and publish financial statements containing misstatements. The counterclaims seek rescission of employment agreements entered into between the Company and Mr. Cuti, return of all compensation paid under the employment agreement, other compensatory and punitive damages, and legal costs and fees associated with the investigation and arbitration.

The Company believes it has strong defenses to Mr. Cuti’s claims and strong counterclaims and intends to pursue them vigorously.

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

DUANE READE HOLDINGS, INC.
Condensed Consolidating Statement of Operations (Unaudited)
For the 13 weeks ended September 30, 2006
(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$—	$—	$385,655	$9,247	$(9,247)	$385,655
Cost of sales	—	—	305,016	—	—	305,016
Gross profit	—	—	80,639	9,247	(9,247)	80,639
Selling, general & administrative expenses	—	—	81,934	136	(14,993)	67,077
Labor contingency	—	—	—	—	—	—
Transaction expense	—	—	—	—	—	—
Depreciation and amortization	—	—	16,903	—	—	16,903
Store pre-opening expense	—	—	153	—	—	153
Other	—	—	148	—	—	148
Operating (loss) income	—	—	(18,499)	9,111	5,746	(3,642)
Equity earnings in affiliates	19,692	19,692	—	351	(39,735)	—
Interest expense, net	—	—	14,356	(5,746)	5,746	14,356
Income (loss) before income taxes	(19,692)	(19,692)	(32,855)	14,506	39,735	(17,998)
Income tax (benefit) expense	—	—	1,308	(574)	—	734
Net income (loss)	$(19,692)	$(19,692)	$(34,163)	$15,080	$39,735	$(18,732)

DUANE READE HOLDINGS, INC.
Condensed Consolidating Statement of Operations (Unaudited)
For the 13 weeks ended September 24, 2005
(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$—	$—	$378,557	$8,981	$(8,981)	$378,557
Cost of sales	—	—	305,866	—	—	305,866
Gross profit	—	—	72,691	8,981	(8,981)	72,691
Selling, general & administrative expenses	—	—	76,885	46	(8,981)	67,950
Labor contingency	—	—	1,100	—	—	1,100
Transaction expense	—	—	236	—	—	236
Depreciation and amortization	—	—	17,816	—	—	17,816
Store pre-opening expense	—	—	114	—	—	114
Other	—	—	1,454	—	—	1,454
Operating (loss) income	—	—	(24,914)	8,935	—	(15,979)
Equity earnings in affiliates	15,748	15,748	—	224	(31,720)	—
Interest expense, net	—	—	15,733	(3,079)	—	12,654
Income (loss) before income taxes	(15,748)	(15,748)	(40,647)	11,790	31,720	(28,633)
Income tax (benefit) expense	—	—	(18,291)	5,406	—	(12,885)
Net income (loss)	$(15,748)	$(15,748)	$(22,356)	$6,384	$31,720	$(15,748)

DUANE READE HOLDINGS, INC.
Condensed Consolidating Statement of Operations (Unaudited)
For the 39 weeks ended September 30, 2006
(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$—	$—	$1,170,313	$28,386	$(28,386)	$1,170,313
Cost of sales	—	—	933,114	—	—	933,114
Gross profit	—	—	237,199	28,386	(28,386)	237,199
Selling, general & administrative expenses	—	—	248,222	272	(43,805)	204,689
Labor contingency	—	—	(18,004)	—	—	(18,004)
Transaction expense	—	—	—	—	—	—
Depreciation and amortization	—	—	54,209	—	—	54,209
Store pre-opening expense	—	—	305	—	—	305
Other		—	1,783	—	—	1,783
Operating (loss) income	—	—	(49,316)	28,114	15,419	(5,783)
Equity earnings in affiliates	50,633	50,633	—	956	(102,222)	—
Interest expense, net	—	—	42,229	(15,419)	15,419	42,229
Income (loss) before income taxes	(50,633)	(50,633)	(91,545)	42,577	102,222	(48,012)
Income tax (benefit) expense	—	—	3,138	(1,477)	—	1,661
Net income (loss)	$(50,633)	$(50,633)	$(94,683)	$44,054	$102,222	$(49,673)

DUANE READE HOLDINGS, INC.
Condensed Consolidating Statement of Operations (Unaudited)
For the 39 weeks ended September 24, 2005
(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$—	$—	$1,172,824	$27,514	$(27,514)	$1,172,824
Cost of sales	—	—	948,729	—	—	948,729
Gross profit	—	—	224,095	27,514	(27,514)	224,095
Selling, general & administrative expenses	—	—	224,348	156	(27,514)	196,990
Labor contingency	—	—	3,300	—	—	3,300
Transaction expense	—	—	817	—	—	817
Depreciation and amortization	—	—	53,313	—	—	53,313
Store pre-opening expense	—	—	264	—	—	264
Other	—	—	4,636	—	—	4,636
Operating (loss) income	—	—	(62,583)	27,358	—	(35,225)
Equity earnings in affiliates	38,839	38,839	—	586	(78,264)	—
Interest expense, net	—	—	43,840	(8,522)	—	35,318
Income (loss) before income taxes	(38,839)	(38,839)	(106,423)	35,294	78,264	(70,543)
Income tax (benefit) expense	—	—	(47,829)	16,125	—	(31,704)
Net income (loss)	$(38,839)	$(38,839)	$(58,594)	$19,169	$78,264	$(38,839)

DUANE READE HOLDINGS, INC.
Condensed Consolidating Balance Sheet (Unaudited)
As of September 30, 2006
(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Assets
Current assets
Cash	$—	$—	$1,350	$16	$—	$1,366
Receivables	—	—	47,173	—	—	47,173
Due from affiliates	—	71,825	113,702	(189)	(185,338)	—
Inventories	—	—	230,754	—	—	230,754
Deferred income taxes	—	6,013	5,049	(6,189)	—	4,873
Prepaid expenses and other assets	—	—	26,039	—	—	26,039
Total current assets	—	77,838	424,067	(6,362)	(185,338)	310,205
Investment in affiliates	33,028	33,028	—	(626)	(65,430)	—
Property and equipment	—	—	215,728	—	—	215,728
Goodwill, net	—	—	72,029	—	—	72,029
Deferred income taxes	—	1,645	9,032	(10,677)	—	—
Other assets	—	—	181,188	329,557	(283,325)	227,420
Total assets	$33,028	$112,511	$902,044	$311,892	$(534,093)	$825,382
Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$—	$—	$85,569	$—	$—	$85,569
Due to affiliates	—	—	—	185,336	(185,336)	—
Accrued interest	—	—	4,549	—	—	4,549
Accrued expenses	—	(13)	36,652	—	—	36,639
Current portion of debt	—	—	164,918	—	—	164,918
Current portion of capital lease obligation	—	—	3,209	—	—	3,209
Total current liabilities	—	(13)	294,897	185,336	(185,336)	294,884
Long term debt	—	—	688,357	—	(283,325)	405,032
Capital lease obligation, less current portion	—	—	7,939	—	—	7,939
Deferred income taxes	—	77,516	(78,369)	31,535	—	30,682
Other non-current liabilities	—	1,980	50,450	—	—	52,430
Total liabilities	—	79,483	963,274	216,871	(468,661)	790,967
Stockholder’s equity
Common stock	26	—	26	—	(26)	26
Paid-in-capital	239,472	239,498	239,472	2,395	(481,365)	239,472
Additional paid-in capital	—	—	211	—	—	211
Accumulated other comprehensive income	—	—	216	—	—	216
Retained earnings	(206,470)	(206,470)	(301,155)	92,626	415,959	(205,510)
Total stockholder’s equity	33,028	33,028	(61,230)	95,021	(65,432)	34,415
Total liabilities and stockholder’s equity	$33,028	$112,511	$902,044	$311,892	$(534,093)	$825,382

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

DUANE READE HOLDINGS, INC.
Condensed Consolidating Statement of Cash Flows (Unaudited)
For the 39 weeks ended September 30, 2006
(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Cash flows used in operating activities:
Net (loss) income	$(50,633)	$(50,633)	$(94,683)	$44,054	$102,222	$(49,673)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	—	—	57,245	—	—	57,245
Deferred income taxes	—	(252)	3,138	(1,477)	—	1,409
Non-cash rent expense	—	—	7,681	—	—	7,681
Other non-cash expense	—	—	211	—	—	211
Equity in income of subsidiaries	50,633	50,633	—	956	(102,222)	—
Changes in operating assets and liabilities:
Receivables	—	158	4,105	884	—	5,147
Inventories	—	—	4,885	—	—	4,885
Accounts payable	—	—	12,858	—	—	12,858
Prepaid and accrued expenses	—	94	(19,537)	—	—	(19,443)
Other assets and liabilities, net	—	—	18,815	(44,425)	—	(25,610)
NET CASH USED IN OPERATING ACTIVITIES	—	—	(5,282)	(8)	—	(5,290)
Cash flows used in investing activities:
Capital expenditures	—	—	(18,152)	—	—	(18,152)
Lease acquisition and other costs	—	—	(5,226)	—	—	(5,226)
Proceeds from sale of property	—	—	2,500	—	—	2,500
NET CASH USED IN INVESTING ACTIVITIES	—	—	(20,878)	—	—	(20,878)
Cash flows from financing activities:
Borrowings from revolving credit facility	—	—	1,383,370	—	—	1,383,370
Repayments of revolving credit facility	—	—	(1,354,145)	—	—	(1,354,145)
Repayments of capital lease obligations	—	—	(2,349)	—	—	(2,349)
Deferred financing costs	—	—	(704)	—	—	(704)
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	26,172	—	—	26,172
Net increase (decrease) in cash	—	—	12	(8)	—	4
Cash at beginning of period	—	—	1,338	24	—	1,362
Cash at end of period	$—	$—	$1,350	$16	$—	$1,366

DUANE READE HOLDINGS, INC.
Condensed Consolidating Statement of Cash Flows (Unaudited)
For the 39 weeks ended September 24, 2005
(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Cash flows used in operating activities:
Net (loss) income	$(38,839)	$(38,839)	$(58,594)	$19,169	$78,264	$(38,839)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	—	—	56,082	—	—	56,082
Deferred income taxes	—	—	(47,829)	16,125	(40)	(31,744)
Non-cash rent expense	—	—	10,132	—	—	10,132
Other non-cash expense	—	—	(2,104)	—	—	(2,104)
Equity in income of subsidiaries	38,839	38,839	—	586	(78,264)	—
Changes in operating assets and liabilities:
Receivables	—	137	31,601	(27,880)	40	3,898
Inventories	—	—	4,466	—	—	4,466
Accounts payable	—	—	(6,589)	—	—	(6,589)
Prepaid and accrued expenses	—	(137)	(11,951)	—	—	(12,088)
Other assets and liabilities, net	—	—	14,299	(8,025)	—	6,274
NET CASH USED IN OPERATING ACTIVITIES	—	—	(10,487)	(25)	—	(10,512)
Cash flows used in investing activities:
Capital expenditures	—	—	(18,386)	—	—	(18,386)
Lease acquisition and other costs	—	—	(6,904)	—	—	(6,904)
Proceeds from sale of property	—	—	7,069	—	—	7,069
NET CASH USED IN INVESTING ACTIVITIES	—	—	(18,221)	—	—	(18,221)
Cash flows from financing activities:
Proceeds from senior secured notes	—	—	47,860	—	—	47,860
Borrowings from revolving credit facility	—	—	1,339,509	—	—	1,339,509
Repayments of revolving credit facility	—	—	(1,353,619)	—	—	(1,353,619)
Repayments of capital lease obligations	—	—	(2,083)	—	—	(2,083)
Deferred financing costs	—	—	(2,942)	—	—	(2,942)
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	28,725	—	—	28,725
Net increase (decrease) in cash	—	—	17	(25)	—	(8)
Cash at beginning of period	—	—	1,297	32	—	1,329
Cash at end of period	$—	$—	$1,314	$7	$—	$1,321

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Our business consists of the sale of a wide variety of health and beauty care products, convenience oriented food and general merchandise items and a pharmacy operation managed to supply customers with their prescription needs. We refer to the non-prescription portion of our business as front-end sales because most of these sales are processed through the front check-out sections of our stores. This portion of our business consists of brand name and private label health and beauty care items, food and beverages, tobacco products, cosmetics, housewares, greeting cards, photofinishing services, photo supplies and seasonal and general merchandise. Health and beauty care products, including over-the-counter items, represent our highest volume categories within front-end sales. The front-end portion of our business represented 52.9% and 53.5% of our sales in the thirteen and thirty-nine weeks ended September 30, 2006, respectively, as compared to 51.9% and 51.2% in the corresponding periods last year. Gross margins generated by our front-end business are approximately twice that of our pharmacy or back-end business.

Because of our numerous convenient locations in high-traffic commercial and residential areas and the lack of other convenience-oriented retailers in our core market areas, our front-end business is generally a larger proportion of our total sales than other major conventional drugstore chains, which average between 30% and 40%. In recent history, front-end sales have represented a decreasing share of business year after year; however, over the last few years, pharmacy sales have experienced a declining rate of growth primarily due to increases in third party plan co-payments, reduced sales of hormonal replacement drugs and certain arthritis medications, limitations on maximum reimbursements for certain generic medications by third party plans, increases in the percentage of sales represented by lower-priced generic medications and increased penetration by mail order and internet-based pharmacies. Our pharmacy sales include all items we sell by prescriptions filled at our retail locations or by our central fill facility and delivered to our stores or direct to customers. In addition, we include in our pharmacy sales certain resales of retail pharmaceutical inventory that are required to be reported on a gross basis in accordance with Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent.” Same-store pharmacy sales do not include such resale activity. The pharmacy portion of our business is dominated by and dependent upon a number of third party private and government-sponsored plans that contract with us as an authorized provider of prescriptions.

Sales processed through third party prescription plans represented approximately 92.9% and 92.8% of our prescription sales in the thirteen and thirty-nine weeks ended September 30, 2006, respectively, and approximately 92.6% and 92.7% of our prescription sales in the thirteen and thirty-nine weeks ended September 24, 2005, respectively. Historically, excluding pharmacy resale activity, our pharmacy sales experienced a faster rate of sales growth than the front-end portion of our business due to a number of favorable demographic and industry trends such as the aging of the population, expanded penetration of third party private and government-sponsored coverage and the increasing utilization of prescriptions to improve quality of life and in place of medical procedures. While these factors are still operative, our rate of retail pharmacy sales growth has steadily declined over the last two and a half years to the point where our most recent pharmacy sales results reflect a lower rate of growth than the front-end portion of our business. This slower pharmacy sales growth is the result of increased mail order penetration (that results in losses of retail based prescription sales to mail order providers), negative publicity surrounding the adverse side effects of certain arthritis medications and other high volume drugs, conversion of certain high volume prescription drugs to over-the-counter front-end products and increased use of lower priced but more profitable generic drugs in place of higher priced branded medications.

During 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or, the Medicare Modernization Act, which created a new Medicare Part D benefit that expanded Medicare coverage of prescription drugs for Medicare participants not enrolled in third party plans as well as for certain Medicare “dual eligible” participants that were previously covered under state administered Medicaid plans. This new Medicare coverage took effect in January 2006 and has resulted in decreased pharmacy margins due to its lower reimbursement rates compared to our current margins on prescriptions that are not subject to third party reimbursement, as well as for customers transferred into the Medicare Part D program from New York Medicaid. Based on our experience, we expect, over time, that increased utilization of prescription drugs by Medicare participants enrolled in the new programs that previously were cash paying customers may offset the adverse effect of lower margins on our revenues, although we are not certain this will be the case. State Medicaid programs that provide prescription benefits to low income households and individuals have historically represented slightly less than 25% of our retail pharmacy sales. As of September 2006, state Medicaid plans had declined to approximately 15.0% of our pharmacy sales while the new Medicare Part D plan represented approximately 11.7% of our pharmacy sales.

In each of the past three years, New York State has enacted rules related to Medicaid which have reduced reimbursement rates and therefore our pharmacy margin. New York has again changed its rules effective July 1, 2006. We estimate that these most recent changes will reduce our annual pharmacy margin by approximately $1.6 million.

In an effort to offset some of the adverse pharmacy gross margin impacts from the trends discussed above, there has been an intensified effort on the part of retailers to support increased utilization of lower priced but higher margin generic prescriptions in place of branded medications. Generic prescriptions generally have lower retail sales prices but are more profitable for the pharmacy than branded prescriptions. Improved generic utilization rates as well as a combination of direct purchases and contractual wholesaler purchases enabled us to achieve improved gross margins on pharmacy retail sales during 2004 and 2005. For the quarter ended September 30, 2006, we continued to see increased generic substitution rates. The proportion of generic prescriptions dispensed was 52.6%, compared to 49.2% in the same period last year.

We are also impacted by legislation to increase state minimum hourly wages. New York State increased the minimum hourly wage from $5.15 to $6.00 on January 1, 2005 and again to $6.75 on January 1, 2006, and has approved a further increase to $7.15 on January 1, 2007. New Jersey increased the minimum hourly wage from $5.15 to $6.15 on October 1, 2005 and again to $7.15 on October 1, 2006. While these increases will impact our cost of labor, we believe we can offset a significant portion of these cost increases through initiatives designed to further improve our labor efficiency.

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

New York City Economy

We operate approximately 88% of our 249 stores in New York City and the remainder in the surrounding areas, and our financial performance is therefore heavily influenced by the local economy. We analyze a number of economic indicators specific to New York City to gauge the health of this economy, including unemployment rates, job creation, gross city product and bridge and tunnel commuter traffic patterns. We also analyze market share data, same-store sales trends, average store sales and sales per square foot data among other key performance indicators to monitor our overall performance. During 2004, 2005 and the first nine months of 2006, the New York City economy generally reflected an improving trend for most of these external economic indicators. The September 2006 unemployment data for New York City indicated an unemployment rate of 4.5%, compared to a corresponding national rate of 4.6%.

Audit Committee Investigation

The Audit Committee, with the assistance of independent counsel, conducted a review and investigation of the fiscal periods from 2000 through September 30, 2006, relating to arrangements originated by the former CEO for the issuance of improper credits and the subsequent rebilling of such credits related to amounts paid to construction and other contractors at its stores and the related improper accounting. The Audit Committee has completed its investigation.

The investigation focused principally on the accounting impact of approximately $5.8 million of credits from construction contractors that were improperly taken into our income and offsetting rebillings which were improperly recorded as capital expenditures in subsequent quarters by us.  The following table summarizes such construction credits identified in the investigation, by period (dollars in thousands):

Fiscal Period	Amount of Credits
2000 Fiscal Year (Predecessor)	$317
2001 Fiscal Year (Predecessor)	1,386
2002 Fiscal Year (Predecessor)	3,060
2003 Fiscal Year (Predecessor)	752
Seven months ended July 30, 2004 (Predecessor)	—
Five months ended December 25, 2004 (Successor)	297
2005 Fiscal Year (Successor)	—
39 weeks ended September 30, 2006 (Successor)	—
Total	$5,812

The Audit Committee believes that all of such credits were subsequently rebilled by the contractors and that we paid the contractors such rebilled amounts.

The credits had the effect of improperly offsetting SG&A expense (and improperly increasing net income) during the periods in which they were received.  Amounts subsequently rebilled by us were generally capitalized as store improvements, improperly increasing the reported level of property and equipment as well as subsequent depreciation expense.  The overstated net property and equipment that resulted from the credit/rebilling practice was also carried through the Acquisition-related purchase accounting process on a dollar-for-dollar basis.

In the periods from fiscal 2000 through the seven months ended July 30, 2004, increased depreciation resulted in a partial offset and understatement of operating income and income before income taxes.  In the periods subsequent to July 30, 2004, increased depreciation resulted in an overstatement of operating loss and loss before income taxes.  Income tax expense may also have been reduced as a result, based on the tax impact of such depreciation expense. Due to tax valuation reserves being recorded during 2006, there would not be any impact upon income tax expense for the 2006 periods.

Net income (loss) for all of the above periods would reflect the combined impact of the overstatement or understatement of income (loss) before income taxes and any related changes in income tax expense (benefit).

The correction of the cumulative effect of the credits and re-billings on our results of operations is included in the results for the thirteen and thirty-nine weeks ended September 30, 2006 presented in this report. These corrections resulted in the following adjustments (dollars in thousands):

Depreciation and amortization was reduced by $960

Operating loss decreased by $960

Loss before income taxes decreased by $960

Net loss decreased by $960

The credit/rebilling practice resulted in the overstatement of net property and equipment in all periods since the re-billings occurred. As a result of the overstatement of net property and equipment and related purchase accounting adjustments made in connection with the acquisition by Oak Hill Capital Partners, L.P. on July 30, 2004 (the “Acquisition”), goodwill was also understated.  The correction of the cumulative effect of the credits and re-billings on our balance sheet at September 30, 2006 is reflected in the balance sheet presented in this report. These corrections resulted in the following adjustments (dollars in thousands):

Net property, plant and equipment was reduced by $3,278

Goodwill increased by $4,238

Stockholder’s equity increased by $960

These corrections had no impact upon net cash used in operating, investing or financing activities.

While we have reflected the correction of the cumulative effect of the credits and re-billings in the financial statements presented herein, the effect of these credits and re-billings on SG&A expense, depreciation expense and net income (loss) for previously reported periods is summarized below as follows (dollars in thousands):

Fiscal Period	Increase (Decrease) in SG&A Expense	Increase (Decrease) in Depreciation Expense	Increase (Decrease) in Net Income (Loss)
2000 Fiscal Year (Predecessor)	$(317)	$16	$180
2001 Fiscal Year (Predecessor)	$(1,386)	$101	$781
2002 Fiscal Year (Predecessor)	$(3,060)	$323	$1,763
2003 Fiscal Year (Predecessor)	$(752)	$514	$173
Seven months ended July 30, 2004 (Predecessor)	$—	$323	$(241)
Five months ended December 25, 2004 (Successor)	$—	$(60)	$60
2005 Fiscal Year (Successor)	$—	$582	$(582)

The effect of these credits and re-billings on our net property and equipment for previously reported periods is summarized below (dollars in thousands):

Period Ended	Overstatement in Property and Equipment, Net
December 30, 2000 (Predecessor)	$301
December 29, 2001 (Predecessor)	$1,586
December 28, 2002 (Predecessor)	$4,323
December 27, 2003 (Predecessor)	$4,561
July 30, 2004 (Predecessor)	$4,238
December 25, 2004 (Successor)	$4,298
December 31, 2005 (Successor)	$3,716

All of the credit/rebilling activity uncovered by the investigation occurred during the tenure of our former Chairman and Chief Executive Officer, who was replaced in November 2005. Information gathered in the course of the investigation has led the Audit Committee to conclude that the former Chairman and Chief Executive Officer authored, approved and directed the improper credit/rebilling activity. The Audit Committee also determined that Mr. John Henry, our Chief Financial Officer, was not involved in the origination or approval of any of the misstatements and was unaware of the credit/rebilling practice.

The credit/rebilling practice has not had any effect on our revenues or liquidity.  In addition, the Audit Committee has determined that, as a result of the July 30, 2004 Acquisition and the related purchase accounting adjustments, the credit/rebilling practice and the associated misstatements have not had a material effect on our financial condition or results of operations for any periods subsequent to the Acquisition, including the 13 weeks and 39 weeks ended September 24, 2005 and September 30, 2006 and that no restatements of any previously issued post-Acquisition financial statements will be necessary.  With respect to the predecessor periods prior to the Acquisition, the Audit Committee has concluded that, in view of the disclosure provided in this report regarding the credit/rebilling practice and the associated misstatements (including the adjustments disclosed in this report), the fact that there are no longer any public stockholders as a result of the purchase of all of the common equity of our predecessor by Oak Hill in July 2004 and other factors, restatements of previously-issued predecessor financial statements would not be material to our public securityholders. Therefore, the Audit Committee has determined that restatements of previously-issued predecessor financial statements as a result of the credit/rebilling practice will also not be necessary.

In addition, as a part of its investigation, the Audit Committee also examined certain invoices from store maintenance and other contractors to determine whether the amounts paid to those contractors were accounted for properly. Having completed its investigation with respect to those invoices, the Audit Committee believes that any misstatements with respect to such invoices were inconsequential.

The financial information for the three and nine month periods ended September 30, 2006 that is discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been adjusted to eliminate the effects of the credits and rebillings.

Results of Operations

The Thirteen Weeks Ended September 30, 2006 as Compared to the Thirteen Weeks Ended September 24, 2005

For the third quarter of 2006, we achieved net sales of $385.6 million and incurred a net loss of $18.7 million, as compared to net sales of $378.6 million and a net loss of $15.7 million in the third quarter of the previous year. Pharmacy resale activity was $15.8 million in the third quarter of 2006, compared to $19.3 million in the previous year, resulting from reduced outside customer demand. The increased loss is attributable to the following factors:

•       A tax provision of $0.7 million in the third quarter of 2006, compared to a tax benefit of $12.9 million in the prior year. The change in the tax provision was primarily attributable to the fact that the current year’s income tax benefit was fully reserved for by a $8.5 million deferred tax valuation reserve.

•       An increase in interest expense of $1.7 million resulting from higher interest rates applicable to our variable rate debt and higher debt levels resulting from the August 2005 issuance of $50 million of senior secured notes.

The negative impact of these items was partially offset by:

•       An increase in gross margin of $7.9 million, that was primarily attributable to higher front-end store sales.

•       A decrease in selling, general and administrative expenses of $0.9 million, primarily reflecting decreased legal and professional fees resulting from the settlement of certain long-running litigations, partially offset by the impact of increased payroll costs resulting from general merit increases and increases in the New York State minimum wage rate as well as increased supervisory hirings.

•       A reduction in labor contingency expenses of $1.1 million resulting from the favorable settlement of the NLRB litigation in April 2006.

•       A reduction in other expenses of $1.3 million, primarily due to employment costs related to our former Chairman and CEO incurred in the third quarter of 2005 that did not recur in 2006.

The following sets forth the results of operations for the periods indicated:

	For the 13 Weeks Ended
	September 30, 2006		September 24, 2005
	Dollars	% of Sales	Dollars	% of Sales
	In thousands, except percentages
Net sales	$385,655	100.0%	$378,557	100.0%
Cost of sales	305,016	79.1	305,866	80.8
Gross profit	80,639	20.9	72,691	19.2
Selling, general & administrative expenses	67,077	17.4	67,950	17.9
Labor contingency expense	—	0.0	1,100	0.3
Transaction expenses	—	0.0	236	0.1
Depreciation and amortization	16,903	4.4	17,816	4.7
Store pre-opening expenses	153	0.0	114	0.0
Other	148	0.0	1,454	0.4
Operating loss	(3,642)	-0.9	(15,979)	-4.2
Interest expense, net	14,356	3.7	12,654	3.3
Loss before income taxes	(17,998)	-4.7	(28,633)	-7.6
Income tax provision (benefit)	734	0.2	(12,885)	-3.4
Net loss	$(18,732)	-4.9%	$(15,748)	-4.2%

Net sales were $385.6 million in the thirteen weeks ended September 30, 2006, representing an increase of 1.9% as compared to net sales of $378.6 million in the thirteen weeks ended September 24, 2005. Resale activity accounted for a decrease of 0.9%, while retail store sales to customers increased by 2.8% over this period. Same-store sales increased by 4.4% over the third quarter last year.

Pharmacy sales decreased from $181.9 million in the third quarter of 2005 to $181.4 million in the third quarter of 2006, a decrease of 0.2%, and represented 47.1% of total sales, as compared with 48.1% of total sales in the third quarter of 2005. The overall pharmacy sales decrease includes a decrease of 2.0% resulting from the reduced resale activity, partially offset by an increase of 1.8% in retail pharmacy sales. Pharmacy same-store sales increased by 2.9% from last year, and third-party reimbursed pharmacy sales represented 92.9% of total prescription sales compared to 92.6% in the third quarter of 2005. Pharmacy same-store sales were adversely impacted by approximately 0.2% due to negative publicity and reduced consumer demand for arthritis medications and certain other high volume drugs. The percentage of generic drugs dispensed increased by 3.4% over the prior year, negatively impacting the pharmacy same-store sales increase by approximately 2.7%, but contributing to an increase in gross margin per prescription dispensed. Generic drugs generally have lower retail sales prices but are more profitable for the pharmacy than branded drugs.

Front-end sales increased from $196.6 million in the third quarter of 2005 to $204.2 million in the third quarter of 2006, an increase of 3.8%, and represented 52.9% of total sales, as compared to 51.9% of total sales in the third quarter of 2005. Front-end same-store sales increased by 5.7%, primarily due to a generally improved level of consumer demand resulting from a stronger New York City economy, increased penetration of our Dollar Rewards program, an improved merchandise offering and enhanced customer service reflecting the implementation of our “Full Potential” initiative introduced earlier this year.

During the thirteen weeks ended September 30, 2006, we opened two stores, as compared to two stores opened and three stores closed during the thirteen weeks ended September 24, 2005. At September 30, 2006, we operated 249 stores, as compared to 249 stores at September 24, 2005 and 251 stores at December 31, 2005.

Cost of sales as a percentage of net sales was 79.1% in the third quarter of 2006 and 80.8% in the third quarter of 2005, resulting in gross profit margins of 20.9% and 19.2%, respectively. This increase in gross profit margins was primarily attributable to improved front-end selling margins associated with a more favorable mix of promotional and regularly-priced product margins, as well as reduced shrink losses. Cost of sales also includes a $0.6 million LIFO provision in the current year’s third quarter as compared to a LIFO provision of $0.3 million in the corresponding period last year, and real-estate related income of $0.2 million in the third quarter of 2006 as compared to $2.2 million in the corresponding period of 2005.

Selling, general and administrative expenses were $67.1 million, or 17.4% of net sales, and $68.0 million, or 17.9% of net sales, in the third quarter of 2006 and 2005, respectively. The decrease in these expense ratios to sales as compared to the prior year was attributable to decreased legal and professional fees resulting from the settlement of certain long-running litigations, as well as various process improvement initiatives designed to reduce store operating costs.

Depreciation and amortization of property and equipment and intangible assets was $16.9 million in the third quarter of 2006, as compared to $17.8 million in the third quarter of 2005. The net decrease reflects the impact of the adjustments described in Note 1 to the financial statements included in this report, partially offset by additional expenses resulting from the depreciation of capital expenditures made in 2005 and 2006 and amortization of identifiable intangibles acquired over the same period.

We incurred store pre-opening expenses of $0.2 million in the third quarter of 2006, related to the opening of two stores. In the third quarter of 2005, we incurred pre-opening costs of $0.1 million, attributable to the opening of two stores.

In the third quarter of 2006, we incurred other expenses of $0.1 million, including Oak Hill management fees ($0.3 million), additional severance costs associated with the termination of certain executive management positions ($0.2 million) and costs associated with various matters related to our current CEO and our former Chairman ($0.1 million). These costs were partially offset by the reversal of the excess liability for the Company’s Phantom Shares ($0.5 million). In the third quarter of 2005, other expenses of $1.5 million included costs associated with the planned transfer to our former Chairman of a Company-owned split dollar life insurance policy ($0.7 million), Oak Hill management fees ($0.3 million), costs associated with our former Chairman’s long-term cash award ($0.2 million) and expenses associated with the implementation of a tax indemnity insurance policy related to the deductibility of certain payments made to our former Chairman in connection with the Acquisition ($0.2 million).

Net interest expense for the third quarter of 2006 was $14.4 million, as compared to $12.7 million in the third quarter of 2005. This increase was primarily attributable to higher floating interest rates and increased debt levels incurred on our revolving credit borrowings and senior secured notes as compared to the prior year. At September 30, 2006, the weighted average interest rate on our variable rate outstanding debt was 8.57%, as compared to a weighted average rate of 7.13% at September 24, 2005.

In the third quarter of 2006, we recorded an income tax provision of $0.7 million, reflecting an estimated effective tax rate of (3.1)%. This expense is the result of a valuation allowance of $8.5 million that largely offset the tax benefit generated by our operating loss in the quarter. In the comparable period of 2005, the income tax benefit of $12.9 million reflected an estimated effective tax rate of 45.0%, inclusive of the anticipated benefits of employment tax credits. The employment tax credits represent the economic benefits earned by us for our participation in various federal and state hiring incentive programs.

The Thirty-Nine Weeks Ended September 30, 2006 as Compared to the Thirty-Nine Weeks Ended September 24, 2005

For the first nine months of 2006, we achieved net sales of $1.2 billion and sustained a net loss of $49.7 million, as compared to net sales of $1.2 billion and a net loss of $38.8 million in the first nine months of 2005. Pharmacy resale activity declined to $37.2 million in the first nine months of 2006, compared to

$72.3 million in the comparable period of the previous year, resulting from reduced outside customer demand. The increased loss is attributable to the following factors:

•  A tax provision of $1.7 million in the first nine months of 2006, compared to a tax benefit of $31.7 million in the prior year. The change in the tax provision was primarily attributable to the fact that the current year’s income tax benefit was fully reserved for by a $22.7 million deferred tax valuation reserve.

•       An increase in interest expense of $6.9 million resulting from higher interest rates applicable to our variable rate debt and higher debt levels in the first nine months of 2006 primarily resulting from the August 2005 issuance of $50 million of senior secured notes.

•       An increase in selling, general and administrative costs of $7.7 million, primarily due to higher labor costs that resulted from increased pharmacist salaries as well as New York State minimum wage rate increases that became effective on January 1, 2006.

•       An increase in depreciation and amortization expense of $0.9 million that was attributable to the depreciation of capital expenditures and amortization of intangibles acquired in 2005 and the first nine months of 2006.

The negative impact of these items was partially offset by:

•       The reversal of $18.0 million of previously accrued labor contingency expenses that resulted from the favorable settlement of litigation with the NLRB.

•       An increase in gross margin of $13.1 million, primarily attributable to higher front-end store sales.

The following sets forth the results of operations for the periods indicated:

	For the 39 Weeks Ended
	September 30, 2006		September 24, 2005
	Dollars	% of Sales	Dollars	% of Sales
	In thousands, except percentages
Net sales	$1,170,313	100.0%	$1,172,824	100.0%
Cost of sales	933,114	79.7	948,729	80.9
Gross profit	237,199	20.3	224,095	19.1
Selling, general & administrative expenses	204,689	17.5	196,990	16.8
Labor contingency expense	(18,004)	-1.5	3,300	0.3
Transaction expenses	—	0.0	817	0.1
Depreciation and amortization	54,209	4.6	53,313	4.5
Store pre-opening expenses	305	0.0	264	0.0
Other	1,783	0.2	4,636	0.4
Operating loss	(5,783)	-0.5	(35,225)	-3.0
Interest expense, net	42,229	3.6	35,318	3.0
Loss before income taxes	(48,012)	-4.1	(70,543)	-6.0
Income tax provision (benefit)	1,661	0.1	(31,704)	-2.7
Net loss	$(49,673)	-4.2%	$(38,839)	-3.3%

Net sales were $1.2 billion in the thirty-nine weeks ended September 30, 2006, representing a decrease of 0.2% as compared to net sales of $1.2 billion in the thirty-nine weeks ended September 24, 2005. Resale activity accounted for a decrease of 3.0%, while retail store sales to customers increased by 2.8% over this period. Same-store sales increased by 3.7% over the same period in 2005.

Pharmacy sales decreased from $572.4 million in the first nine months of 2005 to $544.0 million in the first nine months of 2006, a decrease of 5.0%, and represented 46.5% of total sales, as compared with

48.8% of total sales in the first nine months of 2005. The overall pharmacy sales decrease includes a decrease of 6.1% resulting from the reduced resale activity, partially offset by an increase of 1.1% in retail pharmacy sales. Pharmacy same-store sales increased by 1.4% from last year, and third-party reimbursed pharmacy sales represented 92.8% of total prescription sales compared to 92.7% in the comparable period of 2005.

Front-end sales increased from $600.4 million in the first nine months of 2005 to $626.3 million in the first nine months of 2006, an increase of 4.3%, and represented 53.5% of total sales, as compared to 51.2% of total sales in the first nine months of 2005. Front-end same-store sales increased by 5.6%, primarily due to a generally improved level of consumer demand resulting from a stronger New York City economy, increased penetration of our Dollar Rewards loyalty card program, an improved merchandise offering and enhanced customer service reflecting the implementation of our “Full Potential” initiative introduced earlier this year.

During the thirty-nine weeks ended September 30, 2006, we opened five stores and closed seven stores, as compared to five stores opened and eleven stores closed during the thirty-nine weeks ended September 24, 2005.

Cost of sales as a percentage of net sales was 79.7% in the first nine months of 2006 and 80.9% in the first nine months of 2005, resulting in gross profit margins of 20.3% and 19.1%, respectively. This increase in gross profit margins was primarily attributable to reduced lower margin pharmacy resale activity, an improved mix of higher-margin front-end sales and reduced shrink losses. Cost of sales also includes a $1.7 million LIFO provision in the current year’s first nine months as compared to a LIFO provision of $0.4 million in the corresponding period last year, and real-estate related income of $0.4 million in the first nine months of 2006 as compared to $2.5 million in the first nine months of 2005.

Selling, general and administrative expenses were $204.7 million, or 17.5% of net sales, and $197.0 million, or 16.8% of net sales, in the first nine months of 2006 and 2005, respectively. The increase in these expense ratios to sales as compared to the prior year was attributable to the reduced level of pharmacy resale activity as well as increased store selling expenses. The increase in store selling expenses was primarily due to higher labor costs that resulted from increased pharmacist salaries as well as New York State minimum wage rate increases that became effective on January 1, 2006. These increased costs were partially offset by reduced legal and professional fees resulting from the settlement of certain long-running litigations.

Depreciation and amortization of property and equipment and intangible assets was $54.2 million in the first nine months of 2006, as compared to $53.3 million in the first nine months of 2005. This increase resulted from the depreciation of capital expenditures made in 2005 and 2006 and amortization of identifiable intangibles acquired over the same period.

We incurred store pre-opening expenses of $0.3 million in the first nine months of both 2006 and 2005, related to the opening of five stores in each period.

In the first nine months of 2006, we incurred other expenses of $1.8 million including Oak Hill management fees ($0.9 million), costs associated with various matters related to our current CEO and former Chairman ($0.7 million), severance and other costs resulting from the termination of employment of three former executives ($0.5 million) and expenses attributable to a retention bonus paid to our current CEO ($0.2 million). These costs were partially offset by the reversal of the excess liability for the Company’s Phantom Shares ($0.5 million). In the corresponding period in 2005, other expenses of $4.6 million included costs associated with the planned transfer to our former Chairman of a Company-owned split dollar life insurance policy ($2.0 million), expenses associated with the implementation of a tax indemnity insurance policy related to the deductibility of certain payments made to our former Chairman in connection with the Acquisition ($1.0 million), Oak Hill management fees ($0.9 million) and costs associated with our former Chairman’s long-term cash award ($0.7 million).

Net interest expense for the first nine months of 2006 was $42.2 million, as compared to $35.3 million in the first nine months of 2005. This increase was primarily attributable to higher floating interest rates and increased debt levels incurred on our revolving credit borrowings and senior secured notes as compared to the prior year.

In the first nine months of 2006, we recorded an income tax provision of $1.7 million, reflecting an estimated effective tax rate of (3.1)%. This expense is the result of a valuation allowance of $22.7 million that largely offset the tax benefit generated by our operating loss in the first nine months. In the comparable period last year, the income tax benefit of $31.7 million reflected an estimated effective tax rate of 45.0%, inclusive of the anticipated benefits of employment tax credits. The employment tax credits represent the economic benefits earned by us for our participation in various federal and state hiring incentive programs.

Liquidity and Capital Resources

Working Capital and Cash Flow

Working capital was $15.3 million as of September 30, 2006 and $50.4 million as of December 31, 2005. The primary factors affecting the reduction in working capital from December 31, 2005 include:

•          increased borrowings of $29.2 million on our asset-based revolving loan,

•     increased accounts payable of $12.9 million,

•     receivable reductions of $5.1 million,

•     inventory reductions of $4.9 million and

•     a decrease in the current portion of deferred tax assets of $2.8 million.

These items were partially offset by reductions in other expense accruals of $19.9 million resulting primarily from reduced legal and professional fees, the payment of certain previously accrued legal settlements and the timing of the Company’s payroll cycle and the semi-annual interest payment on the Company’s senior subordinated notes. Working capital reflects the classification of outstanding borrowings under our revolving loan facility of $164.9 million at September 30, 2006 and $135.7 million at December 31, 2005 as current liabilities. This current classification is required because cash receipts controlled by the lenders are used to reduce outstanding debt and we do not meet the criteria of Statement of Financial Accounting Standard No. 6 “Classification of Short Term Obligations Expected to be Refinanced” (FAS 6) to reclassify the debt as long-term, but is not, an indication that this credit facility is expected to be retired within the next year. This facility expires in July 2011 and we intend to continue to access it for our working capital needs throughout its remaining term.

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

Net cash used in operating activities was $5.3 million in the thirty-nine weeks ended September 30, 2006 compared to net cash used in operating activities of $10.5 million in the thirty-nine weeks ended September 24, 2005. The use of cash in the current year includes approximately $7.5 million of payments made in connection with the settlement of certain long-running litigations, as well as approximately $2.5 million of severance and other compensation-related payments made to certain former employees, including approximately $1.9 million to our former Chairman. The use of cash in the prior year primarily reflects the net $8.7 million paid to our former Chairman in connection with the termination of our obligations under his SERP agreement, as well as approximately $2.5 million of other expenditures related to our former Chairman’s compensation.

Net cash used in investing activities was $20.9 million in the thirty-nine weeks ended September 30, 2006, compared to $18.2 million in the thirty-nine weeks ended September 24, 2005. In the first nine months of 2006, we spent $18.2 million on capital expenditures, primarily related to new store openings and the remodeling of existing locations, and $5.2 million on lease acquisition and other costs, which were partially offset by $2.5 million of cash received in connection with the termination of a leased property. In the first nine months of 2005, capital expenditures of $18.4 million and lease acquisition, pharmacy customer file and other costs of $6.9 million were partially offset by $7.1 million of cash received in connection with the sale of property.

Net cash provided by financing activities was $26.2 million in the thirty-nine weeks ended September 30, 2006, compared to $28.7 million in the thirty-nine weeks ended September 24, 2005. The decrease in cash provided by financing activities in the current year reflects the reduction in cash used by operations.

Operating Capital Requirements

Our operating capital requirements primarily result from opening and stocking new stores, remodeling and renovating existing retail locations, purchasing pharmacy files and the continuing development of management information systems. We opened five new stores in the first nine months of 2006 and seven new stores during fiscal 2005, a decline from 16 stores opened in 2004 and 17 stores opened in 2003. We currently plan to open a total of six new stores in fiscal 2006 and six new stores in each of fiscal 2007 and fiscal 2008. In the first nine months of 2006, we spent approximately $18.2 million on capital expenditures, primarily for new, renovated and replacement stores, and we spent an additional $5.2 million for lease acquisition and other costs. These amounts were partially offset by $2.5 million of proceeds we received resulting from the termination of a leased property. In fiscal 2005, we spent approximately $25.2 million on capital expenditures, and we spent an additional $8.5 million for lease acquisition, pharmacy customer files and other costs. These amounts were partially offset by $7.1 million of proceeds we received resulting from the sale of two former properties. We also require working capital to support inventory for our existing and new stores. Historically, we have been able to lease almost all of our store locations, so acquisitions of real estate are not expected to have a significant impact on our capital requirements.

Other Factors Influencing our Liquidity

Seventeen of our stores, which generated approximately 6.3% of our net sales for fiscal 2005, have leases scheduled to expire before the end of fiscal 2007. Eight of these leases have renewal options. We believe that we will be able to renew most of the other expiring leases on economically favorable terms or, alternatively, find other economically attractive replacement locations to lease.

As of September 30, 2006, approximately 4,100 of our approximately 6,400 employees were represented by various labor unions and were covered by collective bargaining agreements. Pursuant to the terms of the collective bargaining agreements covering these employees, we are required, in some instances, to pay specified annual increases in salary and benefits contributions relating to the member employees. We do not believe that these increases will have a material impact on our liquidity or results of operations.

The following table presents details of our significant commitments and obligations as at September 30, 2006, except that the data provided with respect to operating leases is as of December 31, 2005:

	Payments due by Period
Contractual Cash Obligations	Total	Within 1 year	Within 2-3 years	Within 4-5 years	After 5 years
	(dollars in thousands)
Long-Term Debt(1)	$405,032	$—	$—	$405,000	$32
Asset-Based Revolving Loan Facility(2)	164,918	—	—	164,918	—
Capital Lease Obligations(3)	13,612	4,446	8,236	930	—
Operating Leases(4)	1,282,765	122,879	242,190	220,509	697,187
Fixed Interest Payments(5)	95,063	19,013	38,025	38,025	—
Former Chairman and Other Severance Payments(6)	3,223	2,530	693	—	—
Former Pharmacy Supplier Settlement(7)	1,500	1,500	—	—	—
Landlord Real Estate Litigation Settlement(8)	1,250	833	417	—	—
Executive Guaranteed Bonus(9)	825	825	—	—	—
Total Contractual Cash Obligations	$1,968,188	$152,026	$289,561	$829,382	$697,219

(1)          These amounts include $195.0 million of outstanding senior subordinated notes due in 2011, $210.0 million of outstanding senior secured notes due in 2010 and $32,000 outstanding under the senior convertible notes due in 2022. For more information about the terms of the indebtedness described above, please see “—Debt,” below.

(2)          At September 30, 2006, approximately $164.9 million was outstanding and a further $54.6 million was available for borrowing under our asset-based revolving loan facility. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt and we do not meet the criteria of FAS 6 to reclassify the debt as long-term, however this is not an indication that this credit facility is expected to be retired within the next year. We intend to continue to use this facility for our working capital needs through the date of its maturity in July 2011.

(3)          Please refer to Note 11 of the annual consolidated financial statements on Form 10-K for further detail on Capital Lease obligations.

(4)          Please refer to Note 15 of the annual consolidated financial statements on Form 10-K for further detail on Operating Lease obligations.

(5)          Reflects interest payable on the $195.0 million outstanding senior subordinated notes.

(6)          Reflects payments due to our former Chairman in connection with his replacement on November 21, 2005, as well as payments due to other executives whose employment was terminated during 2006.

(7)          Reflects cash payments due to Cardinal Health, a former pharmacy inventory supplier, in connection with the settlement of an outstanding claim. Amounts shown are net of $3.0 million paid during the first nine months of 2006.

(8)          Reflects cash payments due to the landlord of one of the Company’s stores in connection with the settlement of a real estate litigation.

(9)          Reflects a guaranteed bonus payable to our current CEO in accordance with the provisions of his employment agreement.

The following table presents details of our other significant commercial commitments as at
September 30, 2006:

		Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Within 1 year	2-3 years	4-5 years	After 5 years
	(dollars in thousands)
Standby Letters of Credit(1)	$5,500	$4,477	$1,023	$—	$—
Total Commercial Commitments	$5,500	$4,477	$1,023	$—	$—

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

In connection with the November 21, 2005 replacement of our former Chairman, we are required to pay to him amounts in cash totaling $6.6 million. We have paid a cumulative total of $3.7 million of this amount through September 30, 2006, and we expect to pay the remaining amount in equal installments over the 15 months remaining through December 15, 2007. In addition, we expect to continue to provide health insurance coverage for our former Chairman during the period in which he will receive severance payments and, upon expiration of that period, if he is not otherwise eligible under another employer’s comparable medical plan, to provide him with lifetime retiree medical benefits at a cost not to exceed $50,000 annually.

In connection with the appointment of Mr. Dreiling as CEO, we made a guaranteed payment to him of $330,000 on February 17, 2006. Mr. Dreiling’s employment contract also stipulates that a guaranteed 2006 bonus of $825,000 be paid on the same date as any other senior executive bonuses related to the 2006 fiscal year are paid, which we expect will occur in the first quarter of 2007.

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

We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including revolving loan borrowings under the amended asset-based revolving loan facility, will be adequate for the next two years to make required payments on our indebtedness, to fund anticipated capital expenditures and to satisfy our working capital requirements. We base this belief on our recent levels of cash flow from operations in the nine months ended September 30, 2006 which, after adjusting for approximately $10.0 million of unusual and non-recurring items, amounted to approximately $4.8 million, approximately $3.0 million in 2005 (which includes the absorption of $9.6 million in non-recurring net cash payments made in connection with the termination of our former Chairman’s SERP) and approximately $11.3 million in 2004 (which includes the absorption of $40.6 million in Acquisition-related costs), as well as projected improvements in working capital management, anticipated levels of capital expenditures and the additional borrowing capacity under the $225.0 million amended asset-based revolving loan facility, which was approximately $62.4 million at December 30, 2006. Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. In addition, our operating results, cash flow and capital resources may not be sufficient for repayment of our indebtedness in the future. Some risks that could adversely affect our ability to meet our debt service obligations include, but are not limited to, reductions in third party prescription reimbursement rates, declines in the New York City economy, increases in competitive activity, adverse changes in vendor credit terms, changes in drug consumption patterns, additional adverse legislative changes or a major disruption of business in our markets from a terrorist event, natural disaster or other unexpected events. Other factors that may adversely affect our ability to service our debt are described above under “Special Note Regarding Forward-Looking Statements.” Borrowings under the amended asset-based revolving loan facility and the aggregate $210.0 million senior secured notes bear interest at floating rates. Therefore, our financial condition will be affected by changes in prevailing interest rates. On May 25, 2005, we entered into a hedging transaction through the acquisition of a “no cost collar.” Under this arrangement, we capped our exposure on $130 million of LIBOR-based borrowings under the senior secured notes at a maximum LIBOR rate of 5.30%. In addition, we established a minimum “floor” LIBOR rate of 3.45%, in line with then current LIBOR rates. This hedging arrangement expires on June 16, 2008.

Critical Accounting Policies

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial reporting to gain a more complete understanding of our consolidated financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 31, 2005 are those that depend most heavily on these judgments and estimates. At September 30, 2006, there have been no material changes to any of the Critical Accounting Policies contained therein.

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

Inflation

We believe that inflation has not had a material impact on our results of operations during the three years ended December 31, 2005 or the nine months ended September 30, 2006.

Recently Issued Accounting Pronouncements

Refer to Note 2 of the Unaudited Consolidated Interim Financial Statements included elsewhere in this document for a detailed description of various recently issued accounting pronouncements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial results are subject to risk from interest rate fluctuations on debt, which carries variable interest rates. Variable rate debt outstanding at September 30, 2006 included $164.9 million of borrowings under our amended asset-based revolving loan facility and $210.0 million of senior secured notes. At September 30, 2006, the weighted average combined interest rate in effect on all variable rate debt outstanding was 8.57%. A 0.50% change in interest rates applied to the $374.9 million balance of floating rate debt would affect pre-tax annual results of operations by approximately $1.9 million, excluding the benefit of approximately $0.1 million provided by the “no cost collar” as detailed below. In addition, we also have $195.0 million of senior subordinated notes and $32.0 thousand of senior convertible notes outstanding at September 30, 2006. The senior subordinated notes and senior convertible notes bear interest payable semi-annually at fixed rates of 9.75% and 3.75%, respectively, and are therefore not subject to risk from interest rate fluctuations.

On May 25, 2005, we entered into a hedging transaction through the acquisition of a “no cost collar.” Under this arrangement, we capped our exposure on $130 million of LIBOR-based borrowings under the senior secured notes at a maximum LIBOR rate of 5.30%. In addition, we established a minimum “floor” LIBOR rate of 3.45%, in line with then current LIBOR rates. This hedging arrangement expires on June 16, 2008. At September 30, 2006, the LIBOR rate in effect on the senior secured notes was 5.39%, which exceeded the maximum rate under the “no cost collar.” As a result, on an annualized basis, the interest rate protection afforded by the “no cost collar” amounted to $117,000.

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

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective because of the identification of a material weakness in the Company’s internal control over financial reporting, which the Company views as an integral part of its disclosure controls and procedures.

This material weakness relates to the lack of procedures to monitor the proper billing of construction and other contractors and the proper accounting treatment for the amounts billed.  As was previously disclosed, the Audit Committee of the Company, with the assistance of independent counsel, has conducted a review and investigation of the fiscal periods from 2000 through September 30, 2006, relating to billing and accounting practices relating to amounts paid to construction and other contractors at its stores.  In the investigation, the Company identified $5.8 million of credits from construction contractors that were taken into the Company’s income and offsetting rebillings in subsequent quarters by the Company, as described in Note 1 to the financial statements included in this report and in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Audit Committee Investigation.”

All of the credit/rebilling activity uncovered by the investigation occurred during the tenure of the Company's former Chairman and Chief Executive Officer, who was replaced in November 2005. Information gathered in the course of the investigation has led the Audit Committee to conclude that the former Chairman and Chief Executive Officer authored, approved and directed the improper credit/rebilling activity. The Audit Committee also determined that Mr. John Henry, the Company's Chief Financial Officer, was not involved in the origination or approval of any of the misstatements and was unaware of the credit/rebilling practice. In the Audit Committee's judgment, as a result of the actions of the former Chairman and Chief Executive Officer, the Company failed to maintain effective internal control over financial reporting and disclosure controls and procedures, and the Audit Committee would have recommended, as remedial action, that the Company replace its former Chairman and Chief Executive Officer, had the Company not already done so, in addition to the improvements in internal control over financial reporting discussed below.

(b) Changes in Internal Control over Financial Reporting.   From the discovery of the misstatements, the Company recognized that its system of internal control over capital expenditures did not provide for sufficient documentary support or independent invoice review and authorization that might have prevented them from occurring. In response to this, the Company’s Finance Department is installing a double authorization procedure for all significant invoice payments within each operating department. These dual sign-offs are designed to reduce the Company’s exposure to fraud through any one individual acting on his or her own accord. Additionally, the Company’s Finance Department will set up a separate invoice review and approval process to ensure that all payments are reasonable and in line with normal budget parameters, and that more detailed support is attached from which to assess that the materials or services being purchased are reasonable for the prices being paid.

Other than as discussed above, there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 4.                Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.                Other Information

Not applicable.

ITEM 6.                Exhibits

Exhibit No.	Description
10.35*	Employment Letter, dated as of August 29, 2006, between the Company and Vincent A. Scarfone.
31.1*	Sarbanes-Oxley Section 302 Certification of the Company’s Chief Executive Officer (“CEO”).
31.2*	Sarbanes-Oxley Section 302 Certification of the Company’s Chief Financial Officer (“CFO”).
32**	Sarbanes-Oxley Section 906 Certifications of the Company’s CEO and CFO.

*                    Filed herewith

**             Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 10, 2007
DUANE READE HOLDINGS, INC.
(Registrant)
/s/ RICHARD W. DREILING
Richard W. Dreiling
President and Chief Executive Officer (Principal Executive Officer)
/s/ JOHN K. HENRY
John K. Henry
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)