Form 10-K
period 2006-12-30
DUANE READE HOLDINGS INC
filed 2007-06-29
CIK 1279172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒                                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006

OR

☐                                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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
Yes   ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes  ☐   No ☒*

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of July 1, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $0. All common stock of the registrant is held by its parent.

DOCUMENTS INCORPORATED BY REFERENCE

None

*                    The registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. The registrant is a voluntary filer.

EXPLANATORY NOTE

The financial data contained in this annual report reflect the restatements of our previously-issued financial statements as of and for the five months ended December 25, 2004, the seven months ended July 30, 2004 and the 2000 through 2003 fiscal years (collectively, the “Affected Periods”). The restatements resulted from an investigation that was conducted by our Audit Committee, with the assistance of independent counsel and forensic accountants, relating to real estate transactions and related matters that occurred during the 2000 through 2004 fiscal years for which the Company’s accounting was found to be improper. The independent counsel concluded that such transactions and matters had been orchestrated by the former Chairman and CEO. The Audit Committee made its determination to restate the Affected Period financial statements on May 22, 2007. The restatements of the Affected Period financial statements also include corrections of misstatements in such financial statements that related to arrangements originated by the former Chairman and CEO for the issuance of improper credits and the subsequent rebilling of such credits related to amounts paid to construction and other contractors at our stores, which were the subject of a prior Audit Committee investigation. The restatements of the Affected Period financial statements have had no material impact on the financial statements for any periods in the 2005 or 2006 fiscal years and are not expected to have a material impact on the financial statements for any periods in the 2007 fiscal year. Please refer to Note 2 to the audited financial statements contained in this report for more information regarding the restatements and related impacts.

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

•       our significant indebtedness;

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

•       our ability to successfully execute the various objectives of the “Duane Reade Full Potential” sales growth and profit enhancement program;

•       the outcome of the arbitration proceeding that has been instituted against us by the former Chairman, President and Chief Executive Officer;

•       the progress and outcome of the investigation that has been commenced by the United States District Attorney’s Office for the Southern District of New York, as well as the request from the Securities and Exchange Commission (the “SEC”) for information related to this matter;

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

•       demographic changes; and

•       other risks and uncertainties detailed elsewhere in this filing and from time to time in our other filings with the SEC.

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

PART I

ITEM 1.                BUSINESS

The Acquisition

On July 30, 2004, the Acquisition of Duane Reade Inc. (the “Acquisition”) was completed by a group of investors, including Oak Hill Capital Partners, L.P. (“Oak Hill”), and both former and certain current members of our management team. As part of the Acquisition, Duane Reade Acquisition Corp., our wholly-owned subsidiary, merged with and into Duane Reade Inc., with Duane Reade Inc. remaining as the surviving corporation.

As a result of the Acquisition, Duane Reade Inc.’s shares ceased to be listed on the New York Stock Exchange, and we operate as a privately held company. Each share of Duane Reade Inc.’s common stock outstanding immediately prior to the Acquisition was converted into the right to receive $16.50 per share, without interest, in cash.

General

We are the largest drugstore chain in New York City, which is the largest drugstore market in the United States in terms of sales volume. In 2006, we believe that we led the drugstore market in the New York metropolitan area in sales of both back-end (pharmacy) and front-end (non-pharmacy) categories. As of December 30, 2006, we operated 134 of our 248 stores in Manhattan’s high-traffic business and residential districts, representing over twice as many stores as our next largest competitor in Manhattan. In addition, at December 30, 2006, we operated 84 stores in New York’s densely populated outer boroughs and 30 stores in the surrounding New York and New Jersey suburbs, including the Hudson River communities of northeastern New Jersey, as well as Westchester, Nassau and Suffolk counties in New York. Since opening our first store in 1960, we have executed a marketing and operating strategy tailored to the unique characteristics of New York City, the most densely populated major market in the United States. Sales of higher margin front-end items accounted for approximately 53.5% of our total sales in fiscal 2006, one of the highest ratios in the chain drug industry.

We enjoy strong brand name recognition in the New York greater metropolitan area, which we believe results from our many locations in high-traffic areas of New York City, attractive window graphics, promotional advertising, and customer loyalty programs and the approximately 74 million shopping bags with the distinctive Duane Reade logo that were distributed to our customers in 2006.

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

We believe that our customer service orientation, competitive price format and broad product offerings provide a convenient and value-oriented shopping experience for our customers and help to build customer loyalty.

Despite the high costs of operating in the New York greater metropolitan area, our high volume stores generally allow us to effectively leverage occupancy costs, payroll and other store expenses. Our approximately 506,000 square foot primary distribution facility is centrally located in Maspeth, Queens, New York City. The facility is located within ten miles of approximately 88% of our stores, and none of our retail locations are farther than 50 miles from this facility. We also operate a second, smaller warehouse facility in North Bergen, New Jersey for the distribution of certain seasonal and slower-moving merchandise. This approximately 114,000 square foot support facility enjoys similar proximity to most of our New York City locations while providing additional capacity and closer proximity to our stores located in New Jersey. We believe that these two central locations result in our relatively low warehouse and distribution costs as a percentage of sales.

We have demonstrated our ability to successfully operate stores using a wide variety of store configurations and sizes. Rather than confine our stores to a single, standardized format, we successfully adapt our store design to a variety of sizes and configurations. We believe this strategy provides us with a competitive advantage, as many of our competitors target more standardized spaces, which are difficult to find in the greater New York metropolitan area. For example, our store sizes range from under 500 to 17,200 square feet, and we operate 52 bi-level stores. Our guiding principle in store selection has not been the shape of the space, but rather its strategic location in high-traffic areas in order to provide greater convenience to our customers.

As of December 30, 2006, we operated 248 stores, five of which were opened during fiscal 2006. During fiscal 2005 and 2004, we opened 7 stores and 16 stores, respectively. We closed 8 stores in 2006, 11 stores in 2005 and 2 stores in 2004. Among the five new stores we opened during 2006, three were in Manhattan and two were in the densely populated, nearby suburbs. As of December 30, 2006, approximately 54% of our stores were in Manhattan, 34% were in the outer boroughs of New York City and 12% were located outside New York City. At December 30, 2006, we occupied 1.7 million square feet of retail space, approximately 3% less than at the end of fiscal 2005. Approximately 48% of the stores we operated at December 30, 2006 had been opened since the beginning of fiscal 2000.

Duane Reade, a New York general partnership (“Duane Reade GP”), was founded in 1960, and its parent, Duane Reade, Inc. operated as a public company from February 1998 through the completion of the July 30, 2004 Acquisition by Oak Hill.

In March 2006, as part of an expansion and realignment of the senior management team that started in November 2005 with the replacement of the former Chairman and Chief Executive Officer, our current Chairman, President and Chief Executive Officer Richard Dreiling announced a six-point strategic plan to transform the business and improve performance, known as “Duane Reade Full Potential.” The plan addresses:

•       driving growth in front-end and pharmacy sales through improved customer service, transformation of store appearance, changing product selection and strengthening the Dollar Rewards program;

•       creating front-end margin improvements through reduced shrink rates, improved promotional effectiveness and increasing the level of private label offerings;

•       improving operating efficiencies and optimizing cost structure through managing expenses;

•       reducing litigation cost and management burden;

•       addressing underperforming stores as early as possible to reduce the risk and costs associated with closing additional stores; and

•       optimizing working capital primarily through inventory reductions.

During 2006, the implementation of “Duane Reade Full Potential” resulted in improved sales and margin performance compared to 2005, as well as reduced litigation expenses and improved working capital management. A continued focus on this program is a central element of our business strategy going forward.

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

The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E. Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at which reports, proxy and information statements and other information regarding issuers that file electronically with the SEC are available. This website may be accessed at http://www.sec.gov.

Recent Developments

Acquisition of Gristedes Leases—On February 20, 2007, we announced that we had entered into an agreement to acquire up to eight Gristedes leased supermarket locations in Manhattan, New York City. The acquisition of the leases is subject to the satisfaction of certain conditions, including landlord consents. As of June 29, 2007, we had received the required consents for two of these locations which are expected to be placed in operation during the third quarter. We shortly expect to receive the balance of the consents required to complete this transaction.

Issuance of Preferred Stock and Common Stock Warrants—On March 27, 2007, certain affiliates of Oak Hill Capital Partners L.P. made an equity commitment of $39.4 million in the form of preferred stock and warrants to acquire (on a fully diluted basis) approximately 11% of our common stock at an exercise price of $75.00 per share. The proceeds from this capital infusion are to be used, in part, to acquire up to eight store leases from Gristedes and to fund new store openings and other capital expenditures. Any funds received in respect of this commitment in excess of funds needed for the acquisition will be used to fund our normal capital spending, fund new store openings or reduce our outstanding debt. The first portion of this equity commitment of $13.0 million was funded on March 27, 2007. The balance of the $39.4 million commitment, in which certain members of senior management have also elected to participate, was funded on June 28, 2007. The preferred stock has a 12 year maturity date from the issuance date and provides for an annual cash dividend of 10% payable quarterly (currently prohibited by the restrictions in our indentures and revolving credit agreement), subject to being declared by the Board of Directors. Each of the 525,334 shares of Series A preferred stock is immediately redeemable without penalty, at our option prior to the maturity dates, at a liquidation preference of $75.00 per share plus any accrued but unpaid dividends as of the redemption date. We have the right, at our option, as of immediately prior to an initial public offering, to require holders of the preferred stock to convert all (but not less than all) of such shares into a number of shares of our common stock equal to the liquidation preference for such shares of preferred stock, divided by the price per share of our common stock set forth in the final prospectus to be used in connection with the IPO.

COMPANY OPERATIONS

Front-End Merchandising

Our overall front-end merchandising strategy is to provide a broad selection of competitively priced, branded and private label drugstore products in convenient, customer friendly presentations. To further enhance customer service and loyalty, we attempt to maintain a consistent in-stock position in all merchandise categories. We offer brand name and private label health and beauty care products (including over-the-counter items), food and beverage items (including beer in all stores which have obtained the appropriate licenses), tobacco products, cosmetics, housewares, greeting cards, photofinishing services, photo supplies, seasonal and general merchandise and other products. Health and beauty care products represent our highest volume product categories within front-end sales. We allocate ample shelf space to popular brands of health and beauty care products. We place convenience items, such as candy, snacks and seasonal goods, near the check-out registers to provide all customers with optimum convenience and to stimulate impulse purchases, while allowing the store employees to monitor those product categories that are particularly susceptible to theft.

In addition to a wide array of branded products, we also offer our own private label products under various names including “Apt.5”, “5th Avenue” and “Duane Reade.” Private label products provide customers with high-quality, lower priced alternatives to brand name products, while generating higher gross profit margins than brand name products. These offerings also enhance our reputation as a value-oriented retailer. We currently offer approximately 1,000 private label products, which, in fiscal 2006, accounted for approximately 7.8% of non-pharmacy sales. We believe that our strong brand image, reputation for quality and reliability in the New York City market, and our economies of scale in purchasing allow us to effectively manage an improved assortment of private label goods that offer an alternative for increased value to the consumer with higher profitability than comparable branded products.

We offer next-day photofinishing services in most of our stores, and one-hour photofinishing services in 99 stores. We believe that photofinishing services contribute significantly to sales of other merchandise categories because of the customer traffic increases that result from the customer visiting a store twice, in order to drop off film or digital media and to pick up the processed photos. Our photofinishing business has recently experienced negative growth as the industry as a whole experiences declines in use of traditional technologies and as we have made the transition to digital photofinishing.

We complement our product offerings with additional customer services such as ATMs, “Coinstar” coin-exchange machines, sales of lottery tickets and postage stamps, money transfer services and acceptance of food stamps and other government-sponsored benefits. We believe these services enhance our convenience image and promote stronger customer loyalty.

Pharmacy

Our pharmacy business is central to our customer identity and provides a critical link to our health and wellness business and sales in over-the-counter front-end products. Sales of prescription medications are expected to experience strong long-term growth trends attributable to the aging population, new drug discoveries, and increased use of quality of life prescription products. Increased prescription coverage through various private and government sponsored plans such as the recently implemented Medicare Part D program as well as the other favorable demographic trends mentioned above are expected to result in strong growth for all segments of this business. Our same-store prescription drug sales, which do not include resales of retail inventory, grew by 6.0% in 2006 as compared to 2005 and by 0.8% in 2005 as compared to 2004. Sales of prescription drugs, including resales of certain retail inventory, represented 46.5% of total sales in 2006, compared to 48.1% of total sales in 2005 and 51.0% of total sales in 2004. The number of generic prescriptions filled represented 51.4% of total prescriptions filled in 2006, as compared to 47.8% of total prescriptions filled in 2005 and 42.3% of total prescriptions filled in 2004. While the increase in the percentage of generic prescriptions filled reduces the rate of pharmacy same-store sales growth overall, it also increases our gross margin per prescription filled. This increased gross margin is due to lower cost generic prescriptions being more profitable than their branded equivalents. The trend of increases in generic prescriptions filled is the result of several high volume branded drug patent expirations that have enabled the introduction of lower cost generic alternatives. We have also continued to emphasize the value of using lower cost generic products to our customers.

We believe that our extensive network of conveniently located stores, strong local market position, pricing policies and reputation for high quality healthcare products and services provide a competitive advantage in attracting pharmacy business from individual customers as well as managed care organizations, insurance companies, employers and other third party payers. The percentage of our total prescription drug sales covered by third party plans increased to approximately 92.8% in 2006, as compared to approximately 92.7% in 2005 and approximately 92.3% in 2004.

Gross margins on sales covered by third party plans are generally lower than cash prescription drug sales because of the highly competitive nature of pricing for this business and the purchasing power of third party plans. During 2003, President Bush signed the Medicare Modernization Act, which created a new Medicare Part D benefit that expanded Medicare coverage of prescription drugs for senior citizens as well as for certain “dual eligible” individuals that were previously covered under state administered Medicaid plans. This new Medicare coverage took effect in January 2006 and has resulted in decreased pharmacy margins resulting from lower reimbursement rates than our current margins on state Medicaid prescriptions as well as prescriptions that are not subject to third party reimbursement. This new Medicaid Part D program grew rapidly during 2006 and is projected to continue to grow in 2007 as more senior citizens enroll for this coverage. While the program has had an adverse impact on our pharmacy margins, based on our experience, we expect, over time, that increased utilization of prescription drugs by senior citizens participating in the new programs who previously were cash paying customers will partially offset the effect of lower margins on our revenues, although we are not certain this will be the case. State Medicaid programs that provide prescription benefits to low income households and individuals have historically represented approximately 24.5% of our retail pharmacy sales. As a result of dual eligible individuals being automatically enrolled into the Medicare Part D program, for the year ended December 30, 2006, state Medicaid plans declined to approximately 14% of our retail pharmacy sales, while the new Medicare Part D program represented approximately 12% of our retail pharmacy sales.

We believe that the higher volume of pharmacy sales to third party plan customers offsets the related lower gross profit margins and allows us to leverage other fixed store operating expenses. In addition, we believe that increased third party plan sales generate additional general merchandise sales by increasing customer traffic in our stores. As of December 30, 2006, we had contracts with over 200 third party plans, including virtually all major third party plans in our market areas. During fiscal 2006, New York Medicaid, the largest third party payer, represented approximately 15.7% and 7.0% of our retail pharmacy and chain sales, respectively.

Over the past several years, New York State reduced Medicaid and Elderly Pharmaceutical Insurance Coverage (EPIC) prescription reimbursement rates, adversely impacting our pharmacy gross margins. New York State also increased co-payments by $1.00 per prescription for branded drugs and $0.50 per prescription for generics effective in 2006. Under the Medicaid guidelines, providers cannot refuse to dispense prescriptions to Medicaid recipients who claim they do not have the means to pay the required co-payments. Most Medicaid recipients do in fact decline to make the co-payments resulting in the requirement for the provider to absorb this cost. This resulted in lost reimbursements to us of approximately $1.6 million in fiscal 2006. For 2007, the New York State legislature enacted additional reimbursement reductions with an annual impact estimated at approximately $1.8 million.

In an effort to offset some of the adverse pharmacy gross margin impacts resulting from the trends discussed above, there has been an intensified effort on the part of retailers to support increased utilization of lower priced but higher margin generic prescriptions in place of branded medications. In addition, new generic drug introductions have also enabled retailers to increase the proportion of generic prescriptions to total prescriptions dispensed. Improved generic utilization rates as well as a combination of direct purchases and contractual wholesaler purchases partially offset the adverse margin impact of Medicare Part D and reduced state Medicaid reimbursement rates.

The rate of growth in pharmacy sales declined during 2004 and 2005, due to a number of factors, including a decline in demand for hormonal replacement medications, increasing third party plan co-payments, negative publicity surrounding certain arthritis medications, conversion of certain prescription drugs to over-the-counter status and increased mail order and internet based penetration. Although the conversion of prescription drugs to over-the-counter and mail order and internet penetration had a reduced negative effect on pharmacy sales in 2006, the rate of growth in pharmacy sales continued to slow in 2006 due to the other factors that influenced pharmacy sales growth in 2004 and 2005. These trends, along with the continued pressure on the part of third party plans to reduce reimbursement rates to participating providers, combined to reduce our overall profitability during 2004 and 2005. In 2006, we experienced an improving rate of pharmacy sales growth attributable to a reduced impact of mail order, increased utilization of Medicare Part D, and a general increase in consumer demand attributable primarily to a strong economy and our Duane Reade Full Potential program.

Our central fill facility, which receives orders via internet, phone or fax from customers and physicians, determines which prescriptions can be most efficiently filled centrally and forwards the balance to the local stores. The selected prescriptions are filled and then delivered to the appropriate store in advance of the scheduled pickup, thereby reducing waiting times during peak periods.

We believe the central fill facility has several distinct advantages. One such advantage is improved inventory management, as stores supported by the facility are able to reduce their on-hand quantities of higher cost, slower turning drugs. We believe this is a substantial advantage because a majority of the available drugs are prescribed infrequently. The 1,000 most popular drugs sold by us account for more than 90% of all prescription purchases by our customers, with the remaining 1,500 accounting for less than 10%. We believe it is more efficient to keep less frequently requested inventory in a central location.

We believe dispensing accuracy can also be improved through the central fill facility because it permits the utilization of large, automated dispensing machines, which would typically not be cost effective to use in individual stores. We believe the cost of filling prescriptions is reduced and customer service is enhanced because in-store pharmacy staff members have more time to handle prescriptions required on a more immediate basis, as well as time to provide customer counseling. In December 2006, this facility serviced 138 of our stores and handled approximately 4,300 prescriptions per day, representing an increase of approximately 16% over the daily volume reported at the end of 2005.

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

We operate a pharmacy kiosk system that enables customers to interact with a pharmacist located at our central fill facility. These kiosks also contain a digital scanning device designed to transmit customer’s prescriptions to our central fill facility for processing and delivery to the customer’s store of choice or directly to the customer through our home delivery service. The kiosks are designed to reduce wait times while providing a more cost-effective means of servicing customers during peak activity periods. At December 30, 2006 there were approximately 83 kiosks in service, including 44 in our stores and 39 operating in remote locations outside our stores.

Our Performance Script Network, launched in 2005, has begun to build a business providing pharmacy benefit administration and mail-order pharmacy services to New York-based employers and unions. While it is in the early stages of development, we believe this business represents an opportunity to further increase our pharmacy sales growth.

In 2006, Duane Reade opened its first Diabetes Resource Center in Manhattan. This facility provides free education, training and consultation to New York City residents with diabetes.

In addition, we recently installed an automated telephonic customer contact system to remind customers of refills and prescriptions awaiting pick-up at our stores.

Internet

Our interactive website, www.duanereade.com, is a convenient and efficient means that customers may use to access company information, refill prescriptions and purchase over-the-counter medications as well as health and beauty care products and other non-pharmacy items. Internet-based purchases are available for both front-end and pharmacy products and can be delivered directly to the customer or made available at the customer’s store of choice for pickup. Our strategy has been to develop the website as an additional vehicle to deliver superior customer service supplementing our convenient store locations. While sales generated on the website to date have been immaterial to our business overall, we believe www.duanereade.com has better positioned us to mitigate some of the adverse impact of mail-order and internet-based pharmacy distributors.

Store Operations

Our stores range in size from under 500 to 17,200 square feet, with an average of 6,987 square feet per store as of December 30, 2006. Our stores are designed to facilitate customer movement and convenience. We believe that our shelf configurations allow customers to find merchandise easily and allow store managers, security guards, cashiers and stock clerks to effectively monitor customer behavior. We attempt to group merchandise logically in order to enable customers to locate items quickly and to stimulate impulse purchases.

We establish each store’s hours of operation in an attempt to best serve customer traffic patterns and purchasing habits. Most stores in Manhattan’s business districts are generally open six days per week. In residential and certain business/shopping districts, most stores are open seven days per week, with a heavy emphasis on convenient, early morning openings and late evening closings. At December 30, 2006, 54 of our stores were open 24 hours a day. We intend to continue to identify stores where we believe extended operating hours would improve customer service and convenience and contribute to our profitability. Many of our stores offer delivery services as an added customer convenience. Customers can arrange for delivery by phone, fax, and internet or at the store. Each store is supervised by a store manager and one or more assistant store managers. Stores are supplied by deliveries from our primary warehouse located in Maspeth, Queens, New York and, for certain seasonal items, from our secondary distribution facility located in North Bergen, New Jersey, from one to as many as five times per week based on their volume and size constraints. This delivery frequency allows the stores to maintain a high in-stock position, maximize utilization of store selling space and minimize the amount of inventory required to be kept in the stores.

Purchasing and Distribution

We purchase approximately 94% of our non-pharmacy merchandise directly from manufacturers. We distribute approximately 84% of our non-pharmacy merchandise through our warehouses and receive direct-to-store deliveries for approximately 16% of our non-pharmacy purchases. Direct-to-store deliveries are made primarily for greeting cards, photofinishing, convenience foods, beverages and various categories of general merchandise. In total, we purchase from over 1,000 vendors. We believe that there are ample sources of supply for the merchandise we currently sell, and that the loss of any one non-pharmacy supplier would not have a material effect on our business.

We generally purchase prescription medications under long-term supply agreements. Approximately 40% of our pharmacy inventory at December 30, 2006 was shipped directly to our stores on a consignment basis.

We currently operate two warehouses, one of which is centrally located in Maspeth, Queens, New York City, and the other of which is located in the northern New Jersey community of North Bergen. The primary Maspeth warehouse, which is approximately 506,000 square feet, is located within ten miles of approximately 88% of our stores, and within approximately 50 miles of our farthest outlying locations. The

North Bergen location, which is principally used for trans-shipments of seasonal and slower-moving merchandise to our primary Maspeth facility, is also located within a convenient distance of a majority of our stores. The close proximity of the warehouses to the stores and to each other allows us to supply the stores frequently, thereby minimizing inventory and maximizing distribution economies. We also operate a fleet of trucks and vans, which we use for deliveries from the warehouses to the stores, as well as for shuttle deliveries between warehouses.

Advertising and Promotion

We regularly promote key items at reduced retail prices in print media during promotional periods. We distributed over 74 million bags with the highly recognizable Duane Reade logo in 2006, helping to promote our name throughout the New York greater metropolitan area. We also employ radio advertising that focuses on our convenient locations and timely seasonal promotions. In addition, we’ve recently begun utilizing Out-of-Home media, including bus and subway advertising, phone kiosk advertising and electronic screen advertising in elevators.

In November 1999, we launched the Dollar Rewards Club, the first major chain-wide “loyalty card” in the drugstore industry, to provide frequent shoppers with discounts. Membership currently exceeds 5.9 million members, and approximately 48.0% of our front-end sales are from customers using this card. The loyalty card enables us to tailor many of our promotions to the needs of our more frequent shoppers.

Management Information Systems

We have modern pharmacy and inventory management information systems. We use scanning point-of-sale (POS) systems in each of our stores. These systems allow better control of pricing, inventory and shrink. POS also provides sales analysis that allows for improved labor scheduling and helps optimize product shelf space allocation and design by allowing detailed analysis of stock-keeping unit sales.

We utilize a fully automated computer-assisted merchandise replenishment system for store front-end and pharmacy orders sourced through our distribution centers and our primary pharmacy supply distributor. These systems use item-specific and store-specific sales history to produce “suggested” orders for each store, which can be accepted or modified by the stores before being released.

We use radio frequency hand held scanning devices to communicate directly with our central processor located at our headquarters facility and permit real-time updates of adjustments to on-hand quantities in our perpetual inventory system. These devices are also used to support inventory ordering, transfers, price changes and direct store deliveries. We utilize a chain-wide specific item cost-based inventory tracking and valuation system which provides improved controls over inventory management and shrink-related losses. Our in-store shelf labeling system is designed to improve pricing accuracy, upgrade our ability to communicate item prices to our customers and reduce the costs associated with processing weekly price changes.

Competition

Our stores compete on the basis of convenience of location and store layout, product mix, selection, customer service and price. The New York City drugstore market is highly fragmented due to the complexities and costs of doing business in the most densely populated area of the country. We believe the diverse labor pool, local customer needs and the complex real estate market in New York City all favor regional chains that are familiar with the market. We tailor our store format to meet all of these requirements, which has proven successful in the business and residential neighborhoods of Manhattan, as well as the outer boroughs and surrounding areas.

Our primary competition comes from over 1,100 independent pharmacies located in New York City, as well as stores operated by major drugstore chains including CVS, Rite Aid, Eckerd and Walgreens. We believe that we have significant competitive advantages over independent drugstores in New York City. These include purchasing economies of scale, two strategically located warehouses that minimize store inventory and maximize selling space, a broad line of in-stock, brand name merchandise, the ability to offer a broad range of value-oriented private label products and a convenient store format. Against major drug chain competition, we enjoy the advantages of strategically located warehouses, a larger number of convenient locations and greater experience operating stores in the New York greater metropolitan area.

We also compete to a lesser extent with other classes of retail trade, including supermarkets and mass merchants. We believe that our concentration in the densely populated New York City market limits the ability of big box retailers and supermarkets to expand meaningfully in many of our prime trading areas.

An adverse trend for drugstore retailing has been the rapid growth in mail-order and internet-based prescription processors. These prescription distribution methods have grown in market share relative to drugstores as a result of the rapid rise in drug costs experienced in recent years. Mail-order prescription distribution methods have been perceived by many employers and insurers as being less costly than traditional distribution methods and have been mandated by an increasing number of third party pharmacy benefit managers, many of which also own and manage mail-order distribution operations. In addition to these forms of mail-order distribution, there have also been an increasing number of internet-based prescription distributors that specialize in offering certain high demand lifestyle drugs at deeply discounted prices. A number of these internet-based distributors operate illicitly and outside the reach of regulations that govern legitimate drug retailers. We believe these alternate distribution channels have acted to restrain the rate of sales growth for traditional chain drug retailers in the last few years.

Drugstore chains have increased their national market share from 40.0% of prescription sales in 1996 to approximately 41% in 2006, while mail-order market share has increased from approximately 12.0% in 1996 to approximately 15% in 2006, predominantly at the expense of independent drug retailers. We expect the increase in market share for mail-order to continue, which will continue to restrain growth for market participants and cause negative pricing pressure. While mail-order market shares are expected to continue to increase, we believe that the use of mail-order is limited due to the time delay associated with mail-order sales, which limits the ability of customers to use this channel to obtain drugs to treat acute conditions. Approximately 46% of our new prescriptions are for acute cases. Further, we believe the cost savings associated with mail-order prescriptions are generally achieved through large volume orders, and typically orders of less than a 90-day supply will cost the same or more than a retail purchase due to shipping costs. In 2005 we launched our Performance Script Network which provides pharmacy benefit administration and mail-order pharmacy services to New York based employers and unions.

Government Regulation

Our business is subject to extensive federal, state and local regulations. These regulations cover required qualifications, day to day operations, reimbursement and documentation of activities. We continuously monitor the effects of regulatory activity on our pharmacy and non-pharmacy related operations.

Licensure and Registration Laws

New York and New Jersey require that companies operating a pharmacy within the state be licensed by the state board of pharmacy. We currently have pharmacy licenses for each pharmacy we operate in New York and New Jersey including our central fill facility. The central fill facility is separately licensed by the New York State Board of Pharmacy. In addition, our pharmacies are required to be registered with state and federal authorities under statutes governing the regulation of controlled substances. Pharmacists who provide services on our behalf are required to obtain and maintain professional licenses and are subject to state regulations regarding professional standards of conduct. Each of our pharmacists located in New York is required to be licensed by the State of New York. The State of New Jersey requires the pharmacists employed at our stores in New Jersey to be licensed in New Jersey.

Medicare and Medicaid

The pharmacy business operates under regulatory and cost containment pressures from federal and state legislation primarily affecting Medicaid and, to a lesser extent, Medicare.

We receive reimbursement from government sponsored third party plans, including Medicaid and Medicare, non-government third party plans such as managed care organizations and also directly from individuals (i.e. private-pay). For the 2006 fiscal year, our pharmacy payer mix, as a percentage of total prescription sales, was approximately 67% managed care organizations, 26% Medicaid/Medicare and 7% private-pay. Pricing for private-pay patients is based on prevailing regional market rates. However, federal laws and regulations contain a variety of requirements relating to the reimbursement and furnishing of prescription drugs under Medicaid. First, states are given authority, subject to applicable standards, to limit or specify conditions for the coverage of some drugs. Second, as discussed below, federal Medicaid law establishes standards for pharmacy practice, including patient counseling and drug utilization review. Third, federal regulations impose reimbursement requirements for prescription drugs furnished to Medicaid beneficiaries. Prescription drug benefits under Medicare are paid pursuant to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (P.L. 108-173), or the Medicare Modernization Act which created the Medicare Part D benefit that became effective on January 1, 2006. In addition to requirements mandated by federal law, individual states have substantial discretion in determining administrative, coverage, eligibility and reimbursement policies under their respective state Medicaid programs that may affect our pharmacy operations.

The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, executive orders and freezes and funding restrictions, all of which may significantly impact our pharmacy operations. We cannot assure you that payments for pharmaceuticals under the Medicare and Medicaid programs will continue to be based on current methodologies or even remain similar to present levels. We may be subject to rate reductions as a result of federal or state budgetary constraints or other legislative changes related to the Medicare and Medicaid programs including, but not limited to, the Medicare Part D drug benefit. Over the past several years, New York State has reduced Medicaid and EPIC prescription reimbursement rates, adversely impacting our pharmacy gross margins.

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

Federal Anti-Kickback Statute:   The federal anti-kickback statute, Section 1128B(b) of the Social Security Act (42 U.S.C. 1320a-7b(b)), prohibits, among other things, the knowing and willful offer, payment, solicitation or acceptance of remuneration, directly or indirectly, in return for referring an individual to a provider of services for which payment may be made in whole or in part under a federal healthcare program, including the Medicare or Medicaid programs. In addition, the federal anti-kickback statute prohibits the knowing and willful solicitation or receipt of whoever knowingly and lawfully solicits or receives any remuneration directly or indirectly in return for purchasing, leasing, ordering or arranging for or recommending the purchasing, leasing or ordering of any good, facility, service or item for which payment may be made in whole or in part under a federal health care program, including Medicare or Medicaid. Remuneration has been interpreted to include any type of cash or in-kind benefit, including long-term credit arrangements, gifts, supplies, equipment, prescription switching fees, or the furnishing of business machines. Several courts have found that the anti-kickback statute is violated if any purpose of the remuneration, not just the primary purpose, is to induce referrals.

Potential sanctions for violations of the anti-kickback statute include felony convictions, imprisonment, substantial criminal fines and exclusion from participation in any federal healthcare program, including the Medicare and Medicaid programs. Violations may also give rise to civil monetary penalties in the amount of $50,000, plus treble damages. In addition to the federal anti-kickback statute, many states, including New Jersey, have enacted State Medicaid anti-kickback statutes that are similar to the prohibitions of the federal anti-kickback statute. Potential sanctions and violations of state anti-kickback statutes are similar to those of federal anti-kickback statutes. Although we believe that our relationships with vendors, physicians, and other potential referral sources have been structured in compliance with Fraud and Abuse laws, including the federal and state anti-kickback statutes, the Department of Health and Human Services has acknowledged in its pharmaceutical industry compliance guidance that many common business activities potentially implicate the anti-kickback statute. We cannot offer any assurance that a government enforcement agency, private litigant, or court will not interpret our business relations to violate the Fraud and Abuse laws.

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

In addition to the False Claims Act, the federal government has other civil and criminal statutes, which may be utilized if the government suspects that we have submitted false claims. Criminal provisions that are similar to the False Claims Act provide that if a corporation is convicted of presenting a claim or making a statement that it knows to be false, fictitious or fraudulent to any federal agency, it may be fined not more than twice any pecuniary gain to the corporation, or, in the alternative, no more than $500,000 per offense. Many states also have similar false claims statutes that impose liability for the types of acts prohibited by the FCA, and bills for state false claims laws similar to the federal FCA have been introduced in the New York State Assembly. The New Jersey Health Care Claims Fraud Act (N.J.S.A. 2C:21-4.2, et seq.) prohibits the filing of false or misleading claims for payment for health care services and imposes penalties including imprisonment and fines of five times the amount of the claim or more. Section 6031 of the Deficit Reduction Act of 2005 and Section 1901 of the Social Security Act provide a financial incentive for states to enact false claims acts that establish liability to the state for the submission of false or fraudulent claims to the state’s Medicaid program. If a state false claims act is determined to meet certain enumerated requirements, the state is entitled to an increase of 10 percentage points in its share of any amounts recovered under a state action brought under such law. Under Section 1909(b) of the Social Security Act, the United States Department of Health and Human Services, Office of Inspector

General is required to determine, in consultation with the Attorney General of the United States, whether a state has in effect a law relating to false or fraudulent claims submitted to a state Medicaid Program that meets the enumerated requirements. The effective date of Section 1909 of the Social Security Act is January 1, 2007. According to the Office of the Inspector General, neither New York nor New Jersey has had its false claims act reviewed by the Office of the Inspector General for this purpose. On May 19, 2005, Mayor Michael Bloomberg of New York City signed into law the New York City False Claims Act (Local Law 53 of 2005) which authorizes citizens to bring lawsuits to recover treble damages for fraudulent claims submitted to the city. Finally, the submission of false claims may result in termination of our participation in federal or state healthcare programs. Members of management and persons who actively participate in the submission of false claims can also be excluded from participation in federal healthcare programs.

We believe that we have sufficient procedures in place to provide for the accurate completion of claim forms and requests for payment. Nonetheless, given the complexities of the Medicare, Medicaid and other third party payer programs, we may code or bill in error, and such claims for payment may be treated as false claims by the enforcing agency or a private litigant.

Physician Self-Referral Laws

The federal physician self-referral law, Section 1877 of the Social Security Act (42 U.S.C. § 1395nn, commonly known as the “Stark Law”) prohibits physicians from referring Medicare patients for certain designated health services to entities with which the physician or an immediate family member of the physician has a financial relationship, unless an exception applies. The Stark Law is implicated if the physician has an ownership or financial relationship with the entity that is providing the designated health service. The Stark Law also prohibits the entity from billing for services provided pursuant to a prohibited referral. Among the designated services covered by the Stark Law include outpatient prescription drugs. Sanctions for violating the Stark Law include denial of payment and civil monetary penalties of not more than $15,000 for each bill or claim for a service. Any physician or other entity that enters into an arrangement or scheme (such as a cross-referral arrangement) which the physician or entity knows or should know has a principal purpose of issuing referrals by the physician to a particular entity which, if the physician directly made referrals to such entity, would be in violation of the Stark Law and is subject to a civil monetary penalty of not more than $100,000 for each such arrangement or scheme. The Stark Law is implicated if the physician, or an immediate family member of such physician, has an ownership or compensation arrangement with the entity. Both New York and New Jersey have enacted state physician self-referral statutes and regulations that are similar to the Stark Law in scope and purpose. The federal and state physician self-referral laws are also commonly referred to as Fraud and Abuse laws. Although we believe that our relationships with physicians and other individuals are in compliance with the Stark Law and its state equivalents, a government enforcement agent, private litigant or court may determine that our business relationships violate the Fraud and Abuse laws.

Drug Utilization Review

The Omnibus Budget Reconciliation Act of 1990, or OBRA 90, establishes a number of regulations regarding state Medicaid prescription drug benefits. Although OBRA 90 primarily focuses on drug manufacturers’ obligations to provide drug rebates under state Medicaid programs, it also requires states to create drug utilization review, or DUR, requirements in order to combat fraud, abuse, gross overuse, inappropriate or medically unnecessary care as well as to educate patients about potential adverse reactions. DUR requires pharmacists to discuss with patients relevant information in connection with dispensing drugs to patients. This information may include the name and description of the medication, route and dosage form of the drug therapy, special directions and precautions for patients, side effects, storage, refill and actions to be taken upon a missed dosage. Under DUR requirements, pharmacists are also required to make a reasonable effort to obtain the patient’s identification information, medical and drug reaction history and to keep notes relevant to an individual’s drug therapy. We believe our pharmacists provide the required drug use consultation with our customers.

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

In response to BIPA and other criticisms of AWP pricing methodologies, the Medicare Modernization Act described above contains a number of drug pricing reforms, some of which were effective January 1, 2004. Section 1927 of the Social Security Act established the Medicaid drug rebate program. For a manufacturer’s covered outpatient drugs to be eligible for federal Medicaid funding under the Medicaid drug rebate program, the manufacturer must enter into a rebate agreement with the Centers for Medicare & Medicaid Services, or “CMS,” and pay quarterly rebates to the states. Section 1927(b)(3) of the Act requires a participating manufacturer to report quarterly to CMS the average manufacturer price for each covered outpatient drug. Section 1927(k)(1) of the Social Security Act defines the “average manufacturer price” as the average price paid to the manufacturer by wholesalers for drugs distributed to the retail pharmacy class of trade, after deducting customary prompt pay discounts.

The Deficit Reduction Act of 2005 requires the Secretary of the United States Department of Health and Human Services to provide average manufacturer price data to the states on a monthly basis beginning July 1, 2006. This data provides states with pricing information that was generally not available previously and states may choose to use average manufacturer price in setting reimbursement amounts in their Medicaid programs.

The new Medicare Part D drug benefit went into effect on January 1, 2006. Prior to January 1, 2006, Medicare beneficiaries were able to receive some assistance with their prescription drug costs through a prescription drug discount card program which began in June, 2004. This discount card program gave enrollees access to negotiated discount prices for prescription drugs.

On January 28, 2005, the CMS published a final rule to implement the Medicare Part D drug benefit. Under the Medicare Part D drug benefit, Medicare beneficiaries are able to enroll in prescription drug plans offered by private entities or, to the extent private entities fail to offer a plan in a given area, through a government contractor. Medicare Part D prescription drug plans include both plans providing the drug benefit on a stand alone basis and Medicare Advantage plans that provide drug coverage as a supplement to an existing medical benefit under the applicable Medicare Advantage plan. Pursuant to the CMS final rule, we will be reimbursed for drugs that we provide to enrollees of a given Medicare Part D prescription drug plan in accordance with the terms of the agreements negotiated between the Medicare Part D plan and us. We accept most Medicare Part D plans in our market areas. The amount of reimbursement to us under Medicare Part D plans is less than the amount under New York and New Jersey state Medicaid, and generally less than traditional nongovernmental third-party plans.

CMS is continuing to issue sub-regulatory guidance on many additional aspects of the CMS final rule. We are monitoring these government pronouncements and statements of guidance and we cannot predict at this time the ultimate effect of the CMS final rule or other potential developments relating to its implementation on our business or results of operations.

Beginning January 1, 2005 and continuing through the present, many drugs have been reimbursed under new pricing methodologies. Although reporting obligations that currently arise under the AWP system and Medicaid Best Price statutes are imposed on pharmaceutical manufacturers, current and future changes in pricing methodologies may affect reimbursement rates, pharmaceutical marketing practices and the offering of discounts and incentives to purchasers, including retail pharmacies, in ways that are uncertain at this time.

Under Section 1902(a)(54) of the Social Security Act, each state is required to submit a Medicaid state plan to CMS describing its payment methodology for covered outpatient drugs. Federal regulations require, with certain exceptions, that each state’s Medicaid reimbursement for a drug not exceed (in the aggregate) the lower of (a) its estimated acquisition costs plus a reasonable dispensing fee or (b) the provider’s usual and customary charge to the public. The impact of the Deficit Reduction Act and the use of average manufacturer price data on state Medicaid reimbursement methodology and amounts for pharmacy services is uncertain at this time. The use of average manufacturer price data is not expected to impact our reimbursement rates until early 2008. If the state Medicaid plans in which we operate retail pharmacies implement the use of average manufacturer price data, such implementation may have a material, adverse impact on our pharmacy business.

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

Non-Healthcare Licenses

We have been granted cigarette tax stamping licenses from the State of New York and the City of New York, which permit us to buy cigarettes directly from the manufacturers and stamp the cigarettes ourselves. Our stores possess cigarette tax retail dealer licenses issued by the State of New York, the City of New York and the State of New Jersey. Most of our stores have been granted licenses by the United States Department of Agriculture, enabling them to serve as certified Food Stamp retailers. In addition, most of our stores possess beer licenses and food licenses issued by the State of New York. We seek to comply with all of these licensing and registration requirements and continue to actively monitor our compliance. By virtue of these license and registration requirements, we are obligated to observe certain rules and regulations, and a violation of these rules and regulations could result in suspension or revocation of one or more licenses or registrations and/or the imposition of monetary penalties or fines.

Minimum Wage Requirements

We are impacted by recent legislation in states to increase the minimum hourly wages. New York State increased the minimum hourly wage from $5.15 to $6.00 on January 1, 2005, to $6.75 on January 1, 2006, and again to $7.15 on January 1, 2007. New Jersey increased the minimum hourly wage from $5.15 to $6.15 on October 1, 2005, and again to $7.15 on October 1, 2006. In addition, the U.S. Congress recently passed legislation that would result in a federal minimum hourly wage increase to $7.25 two years after the effective date of the legislation, which date has yet to be determined. While these increases have impacted our cost of labor, we have, and believe we can continue to, offset a significant portion of these cost increases through initiatives designed to further improve our labor efficiency.

Employees

As of December 30, 2006, we had approximately 6,100 employees, 84% of whom were full time. Unions represent approximately 4,200 of our employees. Non-union employees include employees at corporate headquarters, store and warehouse management and all of our store pharmacists. The distribution facility employees are represented by the International Brotherhood of Teamsters, Chauffeurs and Warehousemen and Helpers of America, Local 210. Our three year contract with this union expires on August 31, 2008. Employees in 138 stores are represented by RWDSU/Local 338 and employees in the remaining 110 stores are represented by Local 340A New York Joint Board, UNITE AFL CIO. Our three year contracts with the RWDSU/Local 338 and Local 340A expire on March 31, 2009.

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

We operate in highly competitive markets. In the New York greater metropolitan area, we compete against national, regional and local drugstore chains, discount drugstores, supermarkets, combination food and drugstores, discount general merchandise stores, mass merchandisers, independent drugstores and local merchants. Major chain competitors in the New York greater metropolitan area include CVS, Rite Aid, Eckerd and Walgreens. In addition, other chain stores may enter the New York greater metropolitan area and become significant competitors in the future. Many of our competitors have greater financial and other resources than we do. Currently, we have the largest market share in the New York metropolitan area compared to our competitors in the drugstore business. If any of our current competitors, or new competitors, were to devote significant resources to enhancing or establishing an increased presence in the New York greater metropolitan area, they could make it difficult for us to maintain or grow our market share or maintain our margins, and our advertising and promotional costs could increase. Over the past several years, our overall photofinishing business and sales of film have experienced significant declining sales as the industry as a whole experiences declines in use of traditional technologies and as we have made the transition to digital photofinishing. Our digital photofinishing business may not grow as expected. As a result, our business and prospects could suffer. This competition could materially adversely affect our results of operations and financial condition in the future. In addition to competition from the drugstore chains named above, our pharmacy business also competes with hospitals, health maintenance organizations and Canadian imports.

Another adverse trend for drugstore retailing has been the rapid growth in mail-order and internet-based prescription processors. These prescription distribution methods have grown in market share relative to drugstores as a result of the rapid rise in drug costs experienced in recent years. Mail-order prescription distribution methods have been perceived by employers and insurers as being less costly than traditional distribution methods and are being mandated by an increasing number of third party pharmacy benefit managers, many of which also own and manage mail-order distribution operations, as well as a growing number of employers and unions. In addition to these forms of mail-order distribution, there have also been an increasing number of internet-based prescription distributors that specialize in offering certain high demand lifestyle drugs at deeply discounted prices. A number of these internet-based distributors operate illicitly and outside the reach of regulations that govern legitimate drug retailers. Competition from Canadian imports has also created volume and pricing pressure. Imports from foreign countries may increase further if recently introduced legislation seeking to legalize the importation of drugs from Canada and other countries is eventually enacted. These alternate distribution channels have acted to restrain the rate of sales growth for traditional chain drug retailers in the last few years.

We operate in a concentrated region and, as a result, our business is significantly influenced by the economic conditions and other characteristics of the New York greater metropolitan area.

Substantially all of our stores are located in the greater New York metropolitan area. As a result, we are sensitive to, and our success will be substantially affected by, economic conditions and other factors affecting this region, such as the regulatory environment, the cost of energy, real estate, insurance, taxes and rent, weather, demographics, the availability of labor, and geopolitical factors such as terrorism. We cannot predict economic conditions in this region. During the 1990s, the New York City economy grew substantially, and our business benefited from this high rate of economic growth. As a result of the economic recession and the terrorist attack on the World Trade Center in September 2001, however, the New York City economy was materially adversely affected. Recent improvements in the New York City economy may not continue or impact our business favorably. During a downturn in New York’s economic conditions, our revenues and profitability could be materially adversely affected because of, among other things, a reduction in the size of the workforce in the New York greater metropolitan area, reduced income levels, a resulting increase in shrink or a decline in population growth. Because most of our stores are located in the highly urbanized areas throughout New York City and the surrounding metropolitan area, our stores experience a higher rate of shrink than our national competitors. In addition, our front-end sales have been negatively affected by declining tobacco sales in metro New York City, which has experienced increased restrictions on smoking in public places along with higher taxes on tobacco products. Our revenues and profitability were adversely affected by the August 2003 power blackout that affected the New York greater metropolitan area and by significant non-recurring increases in real estate taxes and insurance costs. In addition, our results were negatively impacted during the summer of 2004 by the Republican National Convention and related disruptions and the heightened security and terrorist alerts during the weeks leading up to the Convention. In 2005, our results were negatively affected by increased labor costs associated with the ongoing shortage of pharmacists in the New York City metropolitan area and increases in New York state and to a lesser extent New Jersey state minimum wage rates. In 2006, we continued to experience cost pressures from increased pharmacist salary costs as well as further increases in minimum wage rates. Any other unforeseen events or circumstances that affect the New York City metropolitan area could also materially adversely affect our revenues and profitability.

We require a significant amount of cash flow from operations and third party financing to pay our indebtedness, to execute our business plan and to fund our other liquidity needs.

We may not be able to generate sufficient cash flow from operations, our suppliers may not continue to extend us normal trade payments terms, and future borrowings may not be available to us under our amended asset-based revolving loan facility or otherwise in an amount we will need to pay our indebtedness, to execute our business plan or to fund our other liquidity needs. We expect to spend approximately $35.0 million in 2007 on capital expenditures, lease acquisitions, pharmacy customer file acquisitions and other costs. We also require working capital to support inventory for our existing stores. In addition, we may need to refinance some or all of our indebtedness, including indebtedness under our amended asset-based revolving loan facility, our senior subordinated notes and our senior secured floating rate notes, at or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. Failure to generate or raise sufficient funds may require us to modify, delay or abandon some of our future business initiatives or expenditure plans.

Our operations are subject to trends in the healthcare industry.

Pharmacy sales, which are lower-margin than front-end sales, represent a significant percentage of our total sales. Pharmacy sales, including resales of certain retail inventory, accounted for approximately 46.5% of total sales in the fiscal year ended December 30, 2006, approximately 48.1% of total sales in the fiscal year ended December 31, 2005 and approximately 51.0% of total sales in the fiscal year ended

December 25, 2004. Pharmacy sales not only have lower margins than non-pharmacy sales but are also subject to increasing margin pressure, as managed care organizations, insurance companies, government funded programs, employers and other third party payers, which collectively we call third party plans, have become prevalent in the New York greater metropolitan area and as these plans continue to seek cost containment. Also, any substantial delays in reimbursement, significant reduction in coverage or payment rates from third party plans may have a material, adverse effect on our business. In addition, an increasing number of employers are now requiring participants in their plans to obtain some of their prescription drugs, especially those for non-acute conditions, through mail-order providers. Medicare Part D benefits for senior citizens that became available in January of 2006 resulted in lower reimbursement rates and resultant gross margins than the non-third party plan margins and state Medicaid reimbursement rates they replaced. These factors and other factors related to pharmacy sales described below had a negative impact on our pharmacy sales in fiscal 2006 and could continue to have a negative impact in the future. See “—We face a high level of competition in our markets.” Sales to third party prescription plans represented 92.8% of our prescription sales for the fiscal year ended December 30, 2006, 92.7% of our prescription sales for the fiscal year ended December 31, 2005 and 92.3% of our prescription sales for the fiscal year ended December 25, 2004.

The continued conversion of various prescription drugs to over-the-counter medications may materially reduce our pharmacy sales and customers may seek to purchase such medications at non-pharmacy stores. Also, if the rate at which new prescription drugs become available slows or if new prescription drugs that are introduced into the market fail to achieve popularity, our pharmacy sales may be adversely affected. The withdrawal of certain drugs from the market or concerns about the safety or effectiveness of certain drugs or negative publicity surrounding certain categories of drugs may also have a negative effect on our pharmacy sales or may cause shifts in our pharmacy or front-end product mix. For example, the rate of growth in pharmacy sales declined during 2004 and 2005, due to a number of factors, including a decline in demand for hormonal replacement medications, increasing third party plan co-payments, negative publicity surrounding certain arthritis medications, conversion of certain prescription drugs to over-the-counter status and increased mail order and internet based penetration. Although the conversion of prescription drugs to over-the-counter and mail order and internet penetration had a reduced negative effect on pharmacy sales in 2006, the rate of growth in pharmacy sales continued to slow in 2006 due to the other factors that influenced pharmacy sales growth in 2004 and 2005.

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

During the fiscal year ended December 30, 2006, the fiscal year ended December 31, 2005 and the fiscal year ended December 25, 2004, we were wholly or partially reimbursed by third party plans for approximately 92.8%, 92.7% and 92.3% of the prescription drugs that we sold, respectively. The percentage of prescription sales reimbursed by third party plans has been increasing, and we expect that percentage to continue to increase. Prescription sales reimbursed by third party plans, including Medicare and Medicaid plans, have lower gross margins than other pharmacy sales. Third party plans may not increase reimbursement rates sufficiently to offset expected increases in prescription acquisition costs, thereby reducing our margins and adversely affecting our profitability. In addition, continued increases in co-payments by third party plans may result in decreases in drug usage.

In particular, Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective reimbursement rate adjustments, administrative rulings, executive orders and freezes and funding restrictions, all of which may significantly impact our pharmacy operations. For the 2006 fiscal year, approximately 26.3% of our total prescription sales were paid for by Medicaid or Medicare. Over the last several years, a number of states experiencing budget deficits have moved to reduce Medicaid prescription reimbursement rates. Over the past several years, New York State reduced Medicaid and EPIC prescription reimbursement rates, adversely impacting our pharmacy gross margins. For example, effective September 5, 2006, the New York State Department of Health, Office of Medicaid Management, has applied a state based maximum acquisition cost to Medicaid reimbursement of multi-source generic drugs prior to the availability of federal upper limit price. In addition, effective July 15, 2006, New York State has limited Medicaid reimbursement for prescription drugs to the federal upper limit for specific multiple source drugs or the lower of a pharmacy’s usual and customary price charged to the general public or the estimated acquisition cost for a drug as established by the New York State Department of Health.

During 2003, President Bush signed the Medicare Modernization Act, which created a new Medicare Part D benefit that expanded Medicare coverage of prescription drugs for senior citizens as well as for certain “dual eligible” individuals that were previously covered under state administered Medicaid plans. This new Medicare coverage took effect in January 2006 and has resulted in decreased pharmacy margins resulting from lower reimbursement rates than our current margins on prescriptions that are not subject to third party reimbursement.

If we fail to comply with all of the government regulations that apply to our business, we could incur substantial reimbursement obligations, damages, penalties, injunctive relief and/or exclusion from participation in federal or state healthcare programs.

Our pharmacy operations are subject to a variety of complex federal, state and local government laws and regulations, including federal and state civil fraud, anti-kickback, false claims and other laws. We endeavor to structure all of our relationships to comply with these laws. However, if any of our operations are found to violate these or other government regulations, we could suffer severe penalties, including suspension of payments from government programs; loss of required government certifications; loss of authorizations to participate in or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; loss of licenses; significant fines or monetary penalties for anti-kickback law violations, submission of false claims or other failures to meet reimbursement program requirements.

In addition to the regulations relating to our conduct of our pharmacy business, our pharmacists are subject to licensing requirements and are required to comply with various federal and state laws regarding compliance with dispensing procedures, anti-fraud statutes, false claims and other rules and regulations. We have a compliance program in place to determine whether our pharmacists’ licenses are appropriately valid to ensure that these pharmacists are eligible to process prescription reimbursements for certain state and federally funded programs. In the event that a pharmacist is determined to not have a valid license for purposes of processing certain state and federal claims, we could be subject to significant fines and penalties.

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

We operate two centralized distribution centers, one in Queens, New York and the other in North Bergen, New Jersey. We ship most of our non-pharmacy products to our stores through our distribution centers. If either of our distribution centers is destroyed or shut down for any other reason, including because of weather or labor issues, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores during the time it takes for us to reopen or replace the centers. We maintain business interruption insurance to protect us from the costs relating to matters such as a shutdown, but our insurance may not be sufficient, or the insurance proceeds may not be timely paid to us, in the event of a shutdown.

We rely on a primary supplier of pharmaceutical products to sell products to us on satisfactory terms. A disruption in our relationship with this supplier could have a material, adverse effect on our business.

We are party to multi-year, merchandise supply agreements in the normal course of business. The largest of these is with AmerisourceBergen, our primary pharmaceutical supplier, which supplied most of our pharmaceutical products in fiscal 2005 and 2006. Although it is the opinion of management that if any of these agreements were terminated or if any contracting party were to experience events precluding fulfillment of its obligations, we would be able to find a suitable alternative supplier, we may not be able to do so without significant disruption to our business. This could take a significant amount of time and result in a loss of customers.

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

As of December 30, 2006, we had approximately 6,100 employees, 84% of whom were full-time. Unions represent approximately 4,200 of our employees. Non-union employees include employees at corporate headquarters, store and warehouse management and all of our store pharmacists. The distribution facility employees are represented by the International Brotherhood of Teamsters, Chauffeurs and Warehousemen and Helpers of America, Local 210. Our three-year contract with this union expires on August 31, 2008. Local 210 represents approximately 400 employees in our Maspeth, New York and North Bergen, New Jersey warehouse facilities. At December 30, 2006, employees in 138 stores were represented by the RWDSU/Local 338 and employees in the remaining 110 stores were represented by Local 340A New York Joint Board, UNITE AFL-CIO. Our three year collective bargaining agreements with RWDSU/Local 338 and Local 340A expire on March 31, 2009.

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

Our success depends to a large extent on the continued service of our executive management team, including our Chairman and CEO, Richard Dreiling. Departures by our executive officers could have a negative impact on our business, as we may not be able to find suitable management personnel to replace departing executives on a timely basis. We do not maintain key-man life insurance on any of our executive officers.

Continued volatility in insurance related expenses and the markets for insurance coverage could have a material, adverse effect on us.

The costs of employee health, workers’ compensation, property and casualty, general liability, director and officer and other types of insurance could rise, while the amount and availability of coverage can decrease. Claims costs for workers’ compensation and other self-insured exposures have also increased. These conditions have been exacerbated by rising healthcare costs, legislative changes, economic conditions and the threat of terrorist attacks such as that which occurred on September 11, 2001. If our insurance-related costs increase significantly, or if we are unable to obtain adequate levels of insurance, our financial position and results of operations could be materially adversely affected.

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

The outcome of current and future litigations and other proceedings in which we are involved may have a material, adverse effect on our results of operations and cash flow.

We are subject to various litigations and other proceedings in our business, which if determined unfavorably to us, could have a material, adverse effect on our results of operations and cash flow. In addition, any of the current or possible future civil or criminal actions in which we may be involved could require significant management and financial resources, which could otherwise be devoted to the operation of our business. For a more detailed discussion of these litigations and other proceedings, see “Item 3. Legal Proceedings.”

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

We have a significant amount of indebtedness. As of December 30, 2006, we had a total of approximately $572.5 million of indebtedness outstanding, consisting of approximately $157.1 million outstanding under the amended asset-based revolving loan facility, $210.0 million of outstanding senior secured floating rate notes, $195.0 million of outstanding senior subordinated notes and approximately $10.3 million of capital lease obligations.

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

During 2006, we extended the maturity of the amended asset-based revolving loan facility from 2008 to 2011. As a condition of this extension, we are required to refinance any outstanding amounts under the amended asset-based revolving loan facility prior to the maturity of any of the notes. We may not be able to obtain such refinancing on commercially reasonable terms or at all. Failure to refinance our indebtedness could have a material, adverse effect on us and could require us to dispose of assets if we cannot refinance our indebtedness.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantial additional indebtedness. This could further exacerbate the risks associated with our existing substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. We are able to incur up to $225.0 million in total indebtedness under the amended asset-based revolving loan facility, of which approximately $157.1 million was outstanding as of December 30, 2006. Our ability to borrow under the amended asset-based revolving loan facility is subject to a borrowing base formula. The agreement governing the amended asset-based revolving loan facility also allows us to incur additional other indebtedness. The indentures governing the senior secured floating rate notes and the senior subordinated notes contain some limitations on the ability of Duane Reade Inc., Duane Reade GP and their restricted subsidiaries to incur indebtedness; however, those indentures may not prohibit those entities from incurring additional indebtedness. There is no restriction on the ability of Duane Reade Holdings to incur indebtedness. If new indebtedness is added to our and our subsidiaries’ current indebtedness levels, the related risks that we and they now face would intensify.

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

•       impair the collateral; and

•       change their business.

In addition, the agreement governing the amended asset-based revolving loan facility contains a financial covenant that will become effective in the event our borrowings under the loan facility result in less than 10% of the lesser of the borrowing base and total commitments remaining available. This financial covenant would require us to comply with a minimum fixed charge coverage ratio. Our failure to meet this financial covenant may result in the accelerated repayment of indebtedness under our amended asset-based revolving loan facility.

As a result of the investigation carried out by our Audit Committee, we failed to timely file this annual report on Form 10-K for the year ended December 30, 2006, and as of the date of the filing of this Form 10-K, we had not filed our quarterly report on Form 10-Q for the quarter ended March 31, 2007 (which was required to be filed with the SEC on or before May 15, 2007). Such failures are defaults under the indentures governing our senior secured floating rate notes and the indenture governing our senior subordinated notes but will not become events of default or result in the acceleration of those notes until after the expiration of the relevant grace periods. The lenders under our amended asset-based revolving loan facility have waived the default relating to the failure to file our Form 10-K until June 29, 2007, and they have also waived the default relating to the failure to file our Form 10-Q until July 15, 2007. The filing of this 10-K has cured the default relating to its late filing, and we anticipate we will be able to file the Form 10-Q prior to July 15, 2007.

ITEM 2.                PROPERTIES

As of December 30, 2006, we were operating stores in the following locations:

No. of Stores
Manhattan, NY	134
Brooklyn, NY	32
Queens, NY	30
New Jersey	13
Bronx, NY	12
Staten Island, NY	10
Nassau County, NY	8
Westchester County, NY	7
Suffolk County, NY	2
Total	248

All of our stores operated at December 30, 2006 are leased. Store leases generally average initial terms of 12 to 15 years. The average year of expiration for stores operating as of December 30, 2006 is 2015. Lease rates are generally subject to scheduled increases that average approximately 12% every five years. The following table sets forth the lease expiration dates of our leased stores on an annual basis through 2011 and thereafter. Of the 57 stores with leases expiring by December 31, 2011, 20 have renewal options.

	No. of Leases	Number With
Year	Expiring	Renewal Options
2007	9	0
2008	13	6
2009	13	4
2010	14	7
2011	8	3
Thereafter	191	98

We occupy approximately 70,000 square feet for our corporate headquarters, located in Manhattan, New York City, under a lease that expires in 2012.

We occupy approximately 506,000 square feet of warehouse space in Maspeth, Queens, New York City under a lease that expires in 2017.

We occupy approximately 114,000 square feet of warehouse space in North Bergen, New Jersey under a lease that expires in 2008.

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

During 2002, we initiated a legal action against our former property insurance carrier, in an attempt to recover what we believe to be a fair and reasonable settlement for the business interruption portion of our claim originating from the September 11, 2001 World Trade Center terrorist attack, during which our single highest volume and most profitable store was completely destroyed. After a lengthy litigation and appraisal process, an appraisal panel awarded us approximately $5.6 million (in addition to the $9.9 million that was paid by the insurer to us in 2002). As a result of the insurer’s refusal to pay this amount and also as a result of the Second Circuit Court of Appeals’ interpretation of our insurance policy, in January 2007, we commenced another action which is presently pending in the U.S. District Court for the Southern District to recover both the appraisal panel’s award and additional amounts under the policy.

Accordingly, given the risks and uncertainties inherent in litigation, there can be no definitive assurance that we will actually receive any or all of the panel’s appraised value of this claim, and we have not recognized any income related to this matter, other than $9.4 million of the original $9.9 million paid by the insurer in 2002. It should be noted that any payment to us that might be forthcoming as a result of this claim may also result in the incurrence of additional expenses that are contingent upon the amount of such insurance claim settlement. These expenses, if incurred, are not expected to exceed $6.0 million.

In December 2005, we and Cardinal Health, a former pharmacy inventory supplier, settled all matters relating to litigation arising out of a dispute regarding certain former supply arrangements and agreements. Under the terms of this settlement, we paid Cardinal Health $4.5 million over a period of time to settle an outstanding trade payable, and entered into an agreement whereby Cardinal will provide a secondary supply of pharmaceutical products to us until certain minimum purchase levels are achieved.

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

In April 2006, we were served with a purported class action complaint, Enamul Chowdhury v. Duane Reade Inc. and Duane Reade Holdings, Inc. The complaint alleges that, from a period beginning March 2000, we incorrectly classified certain employees in an attempt to avoid paying overtime to such employees, thereby violating the Fair Labor Standards Act and New York law. The complaint seeks an unspecified amount of damages. We believe this claim to be without merit, and intend to vigorously defend ourselves against this claim. However, due to the inherent uncertainty of litigation, there can be no assurance as to the ultimate outcome of this matter.

In January 2005, the Equal Employment Opportunity Commission filed an action against us in the U.S. District Court for the Southern District of New York alleging, among other things, that we created a hostile work environment for three female store employees, and potentially a class of such female employees. We believe that we have reached a settlement of this litigation, which settlement will not have a material impact on us or on our operating results.

In November 2006, the Attorney General of the State of New Jersey filed an action against us alleging that we violated certain state regulations including regulations relating to the presence of expired products on our shelves and certain pricing regulations. We have been in discussions with the Attorney General’s office regarding settling this action; however, there can be no assurance that this action will be settled on terms acceptable to us or at all. We believe that we have valid defenses to this action and we intend to vigorously defend ourselves.

Proceedings Relating to the Former Chairman and Chief Executive Officer

On September 1, 2006, Anthony J. Cuti, the former Chairman, President and Chief Executive Officer, initiated an arbitration before the American Arbitration Association against Duane Reade Inc., Duane

Reade Holdings, Inc. and Duane Reade Shareholders, LLC, which we refer to as the “respondents.” The arbitration relates to his termination in November 2005. Mr. Cuti asserts various claims including, with respect to his employment agreement, breach of contract relating to the notice of termination provision, failure to make certain payments toward his 1998 corporate-owned life insurance policy, relief from the non-competition and non-solicitation covenants, failure to provide adequate information relating to the valuation of his profits interest and breach of the covenant of good faith and fair dealing. Other claims relate to the patent rights for our virtual pharmacy kiosk system and payment of an alleged deferred 2001 bonus based on any insurance recovery we may obtain on our business interruption claim in connection with the 2001 World Trade Center tragedy. On March 16, 2007, Mr. Cuti sought leave to file an amended demand asserting additional allegations in support of his claim for breach of contract for failure to comply with the notice of termination provision in his employment agreement, and a claim for defamation. On May 17, 2007, the arbitrator issued an order granting leave to file Mr. Cuti’s amended demand. Mr. Cuti seeks monetary damages, declaratory relief, rescission of his employment agreement and the payment of his legal costs and fees associated with his termination and the arbitration.

On November 22, 2006, the respondents filed counterclaims and affirmative defenses against Mr. Cuti in the arbitration, alleging that between 2000 and 2005, Mr. Cuti was responsible for improper practices involving invoice credits and rebillings for the construction of our stores, that led to overstating our publicly reported earnings, and that caused us to create and maintain inaccurate records and publish financial statements containing misstatements. These counterclaims were based on information uncovered as of that date by an investigation conducted by independent legal counsel and forensic accountants at the direction of the Audit Committee.

In our April 2, 2007 press release, we disclosed that, based on new information provided to us, the Audit Committee, with the assistance of independent counsel and forensic accountants, was conducting a review and investigation concerning the propriety of certain real estate transactions and related matters and whether the accounting for such transactions was proper. On April 9, 2007, the respondents sought leave to file proposed amended counterclaims based on that new information. On May 17, 2007, the arbitrator issued an order granting leave to file the amended counterclaims. The amended counterclaims seek rescission of employment agreements entered into between the us and Mr. Cuti, return of all compensation paid under the employment agreements, other compensatory and punitive damages, and legal costs and fees associated with the Audit Committee’s investigation and the arbitration.

On May 18, 2007, the independent counsel and the forensic accountants completed their review and investigation. The independent counsel concluded that Mr. Cuti orchestrated certain real estate and other transactions that led to overstating our publicly reported earnings, and that caused us to create and maintain inaccurate records and publish financial statements containing misstatements. On May 22, 2007, the Audit Committee determined, after considering the results of the review and investigation, that certain of our previously-issued financial statements would have to be restated. The restatements and the results of the investigation are discussed more fully in Note 2 to the audited financial statements contained in this report.

On May 22, 2007, we received a grand jury subpoena from the United States Attorney’s Office for the Southern District of New York seeking documents relating to the allegations in the amended counterclaims discussed above. We are cooperating fully with the investigation. The SEC has also requested that we provide it with information related to this matter.

On May 25, 2007, the United States Attorney’s Office for the Southern District of New York filed an application requesting that the arbitrator stay further proceedings in the arbitration, including discovery, pending further developments in its criminal investigation of Mr. Cuti. The arbitrator has ordered briefing by the parties on the application.

Litigation Relating to the Acquisition

We are aware of six purported class action complaints challenging the Acquisition consummated by us and Duane Reade Acquisition that have been filed in the Court of Chancery of the State of Delaware, referred to as the “Delaware Complaints,” and three purported class action complaints that have been filed in the Supreme Court of the State of New York. Two of the New York complaints have been dismissed without prejudice. The other New York complaint (the “New York Complaint”) is pending, but has not been served on us. The Delaware Complaints name the former Chairman and CEO and certain other members of our board of directors and executive officers as well as Duane Reade GP as defendants. Four of the Delaware Complaints name Oak Hill as a defendant. The New York Complaint names the former Chairman and CEO and certain other members of our board of directors and executive officers as well as Duane Reade GP as defendants. One of the dismissed New York complaints named Oak Hill as a defendant.

The Delaware Complaints were consolidated on January 28, 2004, and on April 8, 2004 the plaintiffs in the Delaware actions filed a consolidated class action complaint. We believe these lawsuits are without merit and plan to defend these lawsuits vigorously. The plaintiffs in this litigation have been inactive for over three years.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2006, we did not submit any matters to a vote of our security holders.

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

Duane Reade Holdings, Inc. was formed in December 2003 to acquire Duane Reade Inc. and its subsidiaries. Duane Reade Holdings, Inc. is a wholly-owned subsidiary of Duane Reade Shareholders, LLC, a parent entity also established to effectuate the Acquisition. The Acquisition was completed on July 30, 2004 through the merger of Duane Reade Acquisition (a wholly-owned subsidiary of Duane Reade Holdings, Inc.) into Duane Reade Inc. with Duane Reade Inc. being the surviving entity and a wholly-owned subsidiary of Duane Reade Holdings, Inc. after the merger transaction. As a result of the Acquisition and resulting change in control and change in historical cost basis of accounting, the operating results are presented separately for predecessor periods up to and including the closing date of the Acquisition (December 28, 2003 through July 30, 2004 and the fiscal years 2002 and 2003) and the successor periods following the closing date of the Acquisition (July 31, 2004 through December 25, 2004 and the fiscal years ending December 31, 2005 and December 30, 2006). The predecessor period financial statements include Duane Reade Inc. and all its subsidiaries and the successor period financial statements include Duane Reade Holdings, Inc. and all its subsidiaries. Duane Reade Holdings, Inc. had nominal activity and no operations prior to the completion of the Acquisition. Except where the context otherwise requires, all references to “we,” “us,” and “our” (and similar terms) in the data below and the related footnotes mean the successor for periods ending after July 30, 2004 and the predecessor for periods ending on or prior to July 30, 2004.

The summary historical consolidated financial and other data set forth below as of and for the fiscal years ended December 28, 2002 and December 27, 2003, for the periods from December 28, 2003 to July 30, 2004 and from July 31, 2004 to December 25, 2004 and for the fiscal years ended December 31, 2005 and December 30, 2006 have been derived from our audited consolidated financial statements.

The financial data contained in this annual report reflect the restatements of our previously-issued financial statements as of and for the five months ended December 25, 2004, the seven months ended July 30, 2004 and the 2000 through 2003 fiscal years (collectively, the “Affected Periods”). The restatements resulted from an investigation that was conducted by our Audit Committee, with the assistance of independent counsel and forensic accountants, relating to real estate transactions and related matters that occurred during the 2000 through 2004 fiscal years for which the Company’s accounting was found to be improper. The independent counsel concluded that such transactions and matters had been orchestrated by the former Chairman and CEO. The restatements of the Affected Period financial statements also include corrections of misstatements in such financial statements that related to arrangements originated by the former Chairman and CEO for the issuance of improper credits and the subsequent rebilling of such credits related to amounts paid to construction and other contractors at our stores, which were the subject of a prior Audit Committee investigation. The restatements of the Affected Period financial statements have had no material impact on the financial statements for any periods in the 2005 or 2006 fiscal years and are not expected to have a material impact on the financial statements for any periods in the 2007 fiscal year. Please refer to Note 2 to the audited financial statements contained in this report for more information regarding the restatements and related impacts.

	Successor			Predecessor—Restated
			Restated
			Period from	Period from
			July 31, 2004	Dec. 28, 2003
	Fiscal Year(1)		through	through	Fiscal Year(1)
	2006	2005	Dec. 25, 2004(2)(3)	July 30, 2004(2)(3)	2003(3)	2002(3)
Statement of Operations Data
Net sales	$1,584,778	$1,589,451	$670,568	$927,801	$1,465,275	$1,325,523
Cost of sales	1,260,215	1,287,855	546,351	745,973	1,169,564	1,044,419
Gross profit	324,563	301,596	124,217	181,828	295,711	281,104
Selling, general & administrative expenses	275,044	273,672	101,677	142,268	229,900	201,814
Transaction expenses(4)	—	681	37,575	3,005	644	—
Labor contingency expense(5)	(18,004)	4,400	1,789	2,611	12,600	—
Insurance recovery(6)	—	—	—	—	—	(9,378)
Depreciation and amortization	71,932	70,594	27,009	21,396	31,419	26,374
Store pre-opening expenses	305	364	365	470	1,063	2,086
Other(7)	14,747	31,761	26,433	—	—	—
Operating (loss) income	(19,461)	(79,876)	(70,631)	12,078	20,085	60,208
Interest expense, net	56,947	50,004	15,880	7,977	14,117	17,925
Debt extinguishment(8)	—	—	7,525	—	812	11,371
(Loss) income before income taxes and cumulative effect of accounting change	(76,408)	(129,880)	(94,036)	4,101	5,156	30,912
Income tax (expense) benefit	(2,956)	29,492	36,499	(1,046)	(1,399)	(11,001)
(Loss) income before cumulative effect of accounting change	(79,364)	(100,388)	(57,537)	3,055	3,757	19,911
Cumulative effect of accounting change, net(9)			—	—	—	(9,262)
Net (loss) income	$(79,364)	$(100,388)	$(57,537)	$3,055	$3,757	$10,649
Balance Sheet Data (at end of period)
Working capital(10)	$6,204	$50,384	$67,073	N/A	$155,873	$230,031
Total assets	$798,581	$869,602	$953,918	N/A	$789,766	$735,903
Total debt and capital lease obligations	$572,464	$554,222	$511,690	N/A	$272,910	$269,741
Stockholders’ equity	$2,737	$81,834	$181,961	N/A	$318,630	$312,494
Operating and Other Data
Net cash (used in) provided by operating activities	$11,616	$3,004	$(11,561)	$20,694	$45,536	$36,377
Net cash used in investing activities	$(29,070)	$(26,629)	$(437,249)	$(31,619)	$(53,207)	$(54,360)
Net cash provided by financing activities	$17,487	$23,658	$448,801	$11,011	$4,740	$17,194
Number of stores at end of period	248	251	255	N/A	241	228
Same store sales growth(11)	4.6%	1.9%	0.6%	N/A	2.7%	4.8%
Pharmacy same store sales growth(11)	2.6%	0.8%	5.0%	N/A	7.5%	12.1%
Front-end same store sales growth(11)	6.2%	2.8%	-2.8%	N/A	-0.8%	0.0%
Average store size (square feet) at end of period	6,987	6,955	7,035	N/A	7,115	6,921
Sales per square foot	$881	$862	$813	N/A	$816	$836
Pharmacy sales as a % of net sales(12)	46.4%	48.1%	51.0%	N/A	46.7%	44.0%
Third party plan sales as a % of prescription sales	92.8%	92.7%	92.3%	N/A	91.4%	90.2%
Investing Activities:
Purchase of Duane Reade	$—	$—	$413,684	$—	$—	$—
New, remodeled and relocated stores	14,104	14,056	11,803	17,214	29,074	39,497
Office and warehouse expansions	—	—	—	—	2,070	528
Acquisitions	—	2,437	7,361	8,741	7,579	5,954
Asset proceeds	(2,500)	(7,069)	—	—	—	—
Other	17,466	17,205	4,401	5,664	14,484	8,381
Total	$29,070	$26,629	$437,249	$31,619	$53,207	$54,360

(1)                The 2005 fiscal year contains 53 weeks. All other years shown contain 52 weeks.

(2)                Statistics shown in the successor period reflect data for the 12 months ended December 25, 2004, as we do not provide these statistics on a partial year basis. Items identified as N/A are not reported by us for the 2004 predecessor period.

(3)                The financial data for the periods indicated have been restated as a result of the investigation described in the introduction to these Selected Financial Data. Please refer to Note 2 to the audited financial statements contained in this report for more information regarding the restatements and related impacts.

Duane Reade Inc.
Profit & Loss Restatement

		Predecessor
		Year	Year
		Ended	Ended
		12/27/03	12/28/02
Cost of sales	as previously reported	$1,168,408	$1,041,303
	adjustment—Credits & Rebillings	—	—
	adjustment—Real Estate	1,156	3,116
	as restated	$1,169,564	$1,044,419
Gross profit	as previously reported	$296,867	$284,220
	adjustment—Credits & Rebillings	—	—
	adjustment—Real Estate	(1,156)	(3,116)
	as restated	$295,711	$281,104
Selling, general and administrative expenses	as previously reported	$229,148	$198,770
	adjustment—Credits & Rebillings	752	3,060
	adjustment—Real Estate	—	(16)
	as restated	$229,900	$201,814
Depreciation and amortization expenses	as previously reported	$32,335	$26,935
	adjustment—Credits & Rebillings	(514)	(323)
	adjustment—Real Estate	(402)	(238)
	as restated	$31,419	$26,374
Operating income	as previously reported	$21,077	$65,807
	adjustment	(992)	(5,599)
	as restated	$20,085	$60,208
Earnings before tax	as previously reported	$6,148	$36,511
	adjustment	(992)	(5,599)
	as restated	$5,156	$30,912
Income tax provison	as previously reported	$1,669	$12,994
	adjustment	(270)	(1,993)
	as restated	$1,399	$11,001
Net income	as previously reported	$4,479	$14,255
	adjustment	(722)	(3,606)
	as restated	$3,757	$10,649

Duane Reade Inc.
Balance Sheet Restatement

		Predecessor
		Year	Year
		Ended	Ended
		12/27/03	12/28/02
Total assets	as previously reported	$797,372	$742,711
	adjustment	(7,606)	(6,808)
	as restated	$789,766	$735,903
Stockholder’s equity	as previously reported	$327,261	$320,403
	adjustment	(8,631)	(7,909)
	as restated	$318,630	$312,494

As at December 29, 2001, the cumulative impact on accumulated deficit was an increase of $4,303 and the cumulative impact on Stockholder’s equity was a decrease of $4,303.

Duane Reade Inc.
Operating and Other Data Restatement

		Predecessor
		Year	Year
		Ended	Ended
		12/27/03	12/28/02
Net cash (used in) provided by operating activities	as previously reported	$47,444	$42,537
	adjustment	(1,908)	(6,160)
	as restated	$45,536	$36,377
Net cash used in investing activities	as previously reported	$55,115	$60,520
	adjustment	(1,908)	(6,160)
	as restated	$53,207	$54,360
Detail of cash used in investing activities:
Other	as previously reported	$16,392	$14,541
	adjustment	(1,908)	(6,160)
	as restated	$14,484	$8,381

(4)                We incurred pre-tax expenses of approximately $0.7 million in fiscal 2005, $37.6 million in the period from July 31, 2004 through December 25, 2004, $3.0 million in the period from December 28, 2003 through July 30, 2004 and $0.6 million in fiscal 2003 related to the Acquisition. Note 3 to the consolidated financial statements provides additional detail with respect to these charges.

(5)                We recognized pre-tax income of $18.0 million in fiscal 2006 and incurred pre-tax charges of $4.4 million in fiscal 2005, $1.8 million in the period from July 31, 2004 through December 25, 2004, $2.6 million in the period from December 28, 2003 through July 30, 2004 and $12.6 million in fiscal 2003 in connection with the recognition and subsequent resolution of a National Labor Relations Board decision in a litigation matter relating to our collective bargaining agreement with one of our former unions. “Item 3. Legal Proceedings” provides additional information with respect to this matter.

(6)                Represents collection of a portion of our business interruption insurance claim related to the September 11, 2001 World Trade Center disaster.

(7)                Note 19 to the consolidated financial statements provides a detailed explanation of these charges. The costs related to the former Chairman and CEO’s employment agreement and various related benefits are more fully described under “Item 11. Executive Compensation.”

(8)                We incurred pre-tax expenses of approximately $7.5 million, $0.8 million and $11.4 million in the period from July 31, 2004 to December 25, 2004, and the 2003 and 2002 fiscal years, respectively, related to the retirement of a portion of our debt. Note 17 to the consolidated financial statements provides a further explanation of these charges.

(9)                We incurred after-tax expenses of approximately $9.3 million in fiscal 2002 related to the conversion of our inventory valuation method from retail dollar FIFO to specific cost LIFO. Note 1 to the consolidated financial statements provides a further explanation of this charge.

(10)           For the successor periods ended December 30, 2006, December 31, 2005 and December 25, 2004 and the predecessor period ended December 27, 2003, working capital reflects the classification of our asset-based revolving loan facility as a current liability, rather than as long-term debt, because cash receipts controlled by the lenders are used to reduce outstanding debt, and we do not meet the criteria of  Statement of Financial Accounting Standards No. 6, “Classification of Short Term Obligations Expected to be Refinanced,” to reclassify the debt as long-term. At such dates, the revolving loan balance was $157.1 million, $135.7 million, $153.9 million and $70.4 million, respectively.

(11)           Same-store sales figures include stores that have been in operation for at least 13 months.

(12)           Includes resales of certain retail inventory.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion regarding our financial condition and results of operations for the 52 weeks ended December 30, 2006, 53 weeks ended December 31, 2005, the period from July 31, 2004 through December 25, 2004 and the period from December 28, 2003 through July 30, 2004 should be read in connection with the more detailed financial information contained in our consolidated financial statements and their notes included elsewhere in this annual report. Certain of the statements in this section are forward-looking statements and involve numerous risks and uncertainties including, but not limited to, those described in “Item 1A. Risk Factors.” See also “Special Note Regarding Forward-Looking Statements.”

Duane Reade Inc. was acquired by Duane Reade Acquisition Corp., a wholly owned subsidiary of Duane Reade Holdings, Inc., through a merger transaction completed on July 30, 2004. Although Duane Reade Inc. was the surviving legal entity in the Acquisition, as a result of the Acquisition and resulting change in control and change in historical cost basis of accounting, we are required to present separately our operating results for the predecessor period up to and including the closing date of the Acquisition (December 28, 2003 through July 30, 2004) and the successor periods following the closing date of the Acquisition (July 31, 2004 through December 25, 2004 and the 2005 and 2006 fiscal years). The financial statements and operating results identified as belonging to the “predecessor” are those of Duane Reade Inc., the parent entity existing for all periods shown prior to the completion of the Acquisition. For the period following the Acquisition, the financial statements and operating results of the “successor” are those of Duane Reade Holdings, Inc., the newly created parent entity under whose name this and all future SEC filings will be made. Except where the context otherwise requires, all references to “we,” “us,” and “our” (and similar terms) in the data below and the related footnotes mean the successor for periods ending after July 30, 2004 and the predecessor for periods ending on or prior to July 30, 2004

Accounting Restatements

The financial data discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the restatements of our previously-issued financial statements as of and for the five months ended December 25, 2004, the seven months ended July 30, 2004 and the 2000 through 2003 fiscal years (collectively, the “Affected Periods”). The restatements resulted from an investigation that was conducted by our Audit Committee, with the assistance of independent counsel and forensic accountants, relating to real estate transactions and related matters that occurred during the 2000 through 2004 fiscal years for which the Company’s accounting was found to be improper. The independent counsel concluded that such transactions and matters had been orchestrated by the former Chairman and CEO. The restatements of the Affected Period financial statements also include corrections of misstatements in such financial statements that related to arrangements originated by the former Chairman and CEO for the issuance of improper credits and the subsequent rebilling of such credits related to amounts paid to construction and other contractors at our stores, which were the subject of a prior Audit Committee investigation. The restatements of the Affected Period financial statements have had no material impact on the financial statements for any periods in the 2005 or 2006 fiscal years and are not expected to have a material impact on the financial statements for any periods in the 2007 fiscal year. Please refer to Note 2 to the audited financial statements contained in this report for more information regarding the restatements and related impacts.

For the predecessor period from December 28, 2003 through July 30, 2004 and the successor period from July 31, 2004 through December 25, 2004, the impact of the restatements resulted in the following:

•       an increase in cost of goods sold, and a corresponding decrease in gross profit, of approximately $0.9 million in the predecessor period and an increase in cost of goods sold, and a corresponding decrease in gross profit, of approximately $3.5 million in the successor period;

•       a reduction of depreciation and amortization expenses of approximately $0.5 million in the predecessor period;

•       a reduction to pre-tax income of approximately $0.4 million in the predecessor period and an increase to pre-tax loss of approximately $3.4 million in the successor period;

•       a reduction to the income tax provision of approximately $0.1 million in the predecessor period and an increase to the income tax benefit of approximately $1.3 million in the successor period, and

•       a reduction of $0.3 million to net income in the predecessor period and an increase in net loss of approximately $2.1 million in the successor period.

General

Our business consists of the sale of a wide variety of health and beauty care products, convenience oriented food and general merchandise items and a pharmacy operation managed to supply customers with their prescription needs. We refer to the non-prescription portion of our business as front-end sales because most of these sales are processed through the front main check-out sections of our stores. This portion of our business consists of brand name and private label health and beauty care items, food and beverages, tobacco products, cosmetics, housewares, greeting cards, photofinishing services, photo supplies, seasonal and general merchandise and other products. Health and beauty care products, including over-the-counter items, represent our highest volume categories within front-end sales. The front-end portion of our business represented 53.5% of our sales in fiscal 2006 and is characterized by generally higher gross margins as compared to our pharmacy or back-end business.

Because of our numerous convenient locations in high-traffic commercial and residential areas and the lack of other convenience-oriented retailers in our core market areas, our front-end business is generally a larger proportion of our total sales than for other major conventional drugstore chains, whose front-end sales average between 30% and 40% of total sales. In recent history, front-end sales have represented a decreasing share of business year after year; however, over the last few years, pharmacy sales have experienced a slowing rate of growth primarily due to increases in third party plan co-payments, reduced sales of hormonal replacement drugs and certain arthritis medications, limitations on maximum reimbursements for certain generic medications by third party plans, increases in the percentage of sales represented by lower-priced generic medications and increased penetration by mail order and internet-based pharmacies. Our pharmacy sales include all items we sell by prescriptions filled at our retail locations or by our central fill facility and delivered to our stores or direct to customers. In addition, we include in our pharmacy sales certain resales of retail pharmaceutical inventory that are required to be reported on a gross basis in accordance with Emerging Issues Task Force Issue No. 99-19. The pharmacy portion of our business is dominated by and dependent upon a number of third party private and government-sponsored plans that contract with us as an authorized provider of prescriptions. Sales processed through third party prescription plans represented 92.8% of our prescription sales in 2006 and 92.7% of our prescription sales in 2005.

During 2003, President Bush signed the Medicare Modernization Act, which created a new Medicare Part D benefit that expanded Medicare coverage of prescription drugs for senior citizens as well as for certain “dual eligible” individuals that were previously covered under state administered Medicaid plans. This new Medicare coverage took effect in January 2006 and has resulted in decreased pharmacy margins resulting from lower reimbursement rates than our current margins on state Medicaid prescriptions as well as prescriptions that are not subject to third party reimbursement. This new Medicaid Part D program grew rapidly during 2006 and is projected to continue to grow in 2007 as more seniors enroll for this coverage. While the program has had an adverse impact on our pharmacy margins, based on our experience, we expect, over time, that increased utilization of prescription drugs by senior citizens participating in the new programs who previously were cash paying customers will partially offset the effect of lower margins on our revenues, although we are not certain this will be the case. State Medicaid programs that provide prescription benefits to low income households and individuals have historically represented approximately 24.5% of our retail pharmacy sales. As a result of dual eligible individuals being automatically enrolled into the Medicare Part D program, for the year ended December 30, 2006, state Medicaid plans declined to approximately 14% of our retail pharmacy sales while the new Medicare Part D program represented approximately 12% of our retail pharmacy sales.

Over the past several years, New York State reduced Medicaid and EPIC prescription reimbursement rates, adversely impacting our pharmacy gross margins. New York State also increased co-payments by $1.00 per prescription for branded drugs and $0.50 per prescription for generics effective in 2006. Under the Medicaid guidelines, providers cannot refuse to dispense prescriptions to Medicaid recipients who claim they do not have the means to pay the required co-payments. Most Medicaid recipients do in fact decline to make the co-payments resulting in the requirement for the provider to absorb this cost. This resulted in lost reimbursements to us of approximately $1.6 million in fiscal 2006. For 2007, the New York State legislature enacted additional reimbursement reductions with an annual impact estimated at approximately $1.8 million.

In an effort to offset some of the adverse pharmacy gross margin impacts from the trends discussed above, there has been an intensified effort on the part of retailers to support increased utilization of lower priced but higher margin generic prescriptions in place of branded medications. In addition, new generic drug introductions have also enabled retailers to increase the proportion of generic prescriptions to total prescriptions dispensed. Improved generic utilization rates as well as a combination of direct purchases and contractual wholesaler purchases enabled us to partially offset the adverse margin impact of Medicare Part D and reduced state Medicaid reimbursement rates during 2006.

We are also impacted by recent legislation in states to increase the minimum hourly wages. New York State increased the minimum hourly wage from $5.15 to $6.00 on January 1, 2005, to $6.75 on January 1, 2006, and again to $7.15 on January 1, 2007. New Jersey increased the minimum hourly wage from $5.15 to $6.15 on October 1, 2005 and again to $7.15 on October 1, 2006. In addition, the U.S. Congress recently passed legislation that would result in a federal minimum hourly wage increase to $7.25 two years after the effective date of the legislation, which date has yet to be determined. While these increases have impacted our cost of labor, we have, and believe we can continue to, offset a significant portion of these cost increases through initiatives designed to further improve our labor efficiency.

We operate approximately 88% of our 248 stores in New York City and the remainder in the surrounding areas, and our financial performance is therefore heavily influenced by the local economy. We analyze a number of economic indicators specific to New York City to gauge the health of this economy, including unemployment rates, job creation, gross city product and bridge and tunnel commuter traffic patterns. We also analyze market share data, same-store sales trends, average store sales and sales per square foot data among other key performance indicators to monitor our overall performance. During 2005 and 2006, the New York City economy generally reflected an improving trend for most of these external economic indicators.

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

Considerations Related to Operating in the New York City Marketplace

All of our operations are conducted within the New York greater metropolitan area. As a result, our performance will be substantially affected by economic conditions and other factors affecting the region such as the regulatory environment, cost of energy, real estate, insurance, taxes and rent, weather, demographics, availability of labor and geopolitical factors such as terrorism.

Between 2001 and 2003, the New York City economy experienced a regional cyclical downturn and a series of unusual events, such as the World Trade Center attacks and non-recurring increases in real estate taxes and insurance costs. The New York greater metropolitan area experienced above average unemployment levels, especially in the key midtown and downtown Manhattan financial districts and lagged behind the improving national economy throughout 2003 and the early part of 2004. However, since the second half of 2004, it has shown steady improvements in employment, tourism and overall commerce. The December 2006 unemployment data for New York City indicated an unemployment rate of 4.3%, compared to a national rate of 4.5%.

Impact of the Acquisition

The July 30, 2004 acquisition of Duane Reade Inc. was completed through a merger transaction with Duane Reade Acquisition, which was an acquisition vehicle formed by Oak Hill, a private equity firm. The aggregate value of the Acquisition was $747.5 million, including transaction expenses and the repayment of a portion of our indebtedness. As a result of the Acquisition, Duane Reade Inc.’s shares ceased to be listed on the New York Stock Exchange, and we now operate as a privately held company. Each share of Duane Reade Inc.’s common stock outstanding immediately prior to the Acquisition was converted into the right to receive $16.50 per share, without interest, in cash.

In connection with the Acquisition, we incurred significant additional indebtedness, including $195.0 million of senior subordinated notes, $155.0 million of borrowings under a senior term loan facility (which was refinanced in December 2004 in connection with the issuance of $160.0 million of senior secured floating rate notes), and $72.0 million of new borrowings under the amended asset-based revolving facility. On August 12, 2004, Duane Reade Inc. commenced a cash tender offer to repurchase the outstanding 2.1478% senior convertible notes in accordance with the indenture governing those notes. Pursuant to that offer, on September 13, 2004, Duane Reade Inc. completed the repurchase of a total of approximately $350.9 million aggregate principal amount at maturity of the senior convertible notes for a cash purchase price of approximately $204.1 million, which represented 100% of the originally issued amount of the notes purchased, plus accrued but unpaid interest through the payment date. Following completion of the tender offer, $55,000 principal amount at maturity of those notes remained outstanding. As a result of the debt related financing of the Acquisition, our interest expense has been substantially higher following the Acquisition than our predecessor incurred in prior periods. We also pay a management fee of $1.3 million per year, payable quarterly, under our management agreement with an affiliate of Oak Hill Capital Partners, L.P.

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

RESULTS OF OPERATIONS

As mentioned above, due to the Acquisition and the resulting change in ownership, we are required to present separately our operating results for the predecessor period in the 2004 fiscal year (December 28, 2003 through July 30, 2004) and the successor period in the 2004 fiscal year (July 31, 2004 through December 25, 2004). In the following discussions, these periods (which we refer to as “fiscal 2004”) are compared to the 53-week successor period ended December 31, 2005. Management believes this is the most practical way to comment on our results of operations.

2006 and 2005 Overview

For the 2006 fiscal year, we achieved net sales of $1.585 billion and incurred a net loss of $79.4 million, as compared to net sales of $1.589 billion and a net loss of $100.4 million in the 2005 fiscal year. The 2005 fiscal year included an extra week of sales compared to 2006. Resales of pharmaceutical retail inventory were $54.4 million in 2006 as compared to $84.3 million in 2005. The loss sustained in the 2006 fiscal year was primarily attributable to the following factors:

•       Pre-tax expenses of $14.7 million, reflecting a $10.2 million non-cash asset valuation write-down resulting from our SFAS No. 144 impairment analysis of certain stores, $2.9 million of costs associated with the former Chairman and CEO, $1.9 million of expenses attributable to the formation of our new management team, $1.3 million of Oak Hill management fees and $0.8 million of expenses associated with an accounting investigation conducted by our Audit Committee. These amounts were partially offset by the reversal of the $2.4 million excess liability for our Phantom Stock. These costs are contained within the caption “Other” on our Consolidated Statement of Operations.

•       Pre-tax interest expenses of $56.9 million primarily related to the increased debt incurred in connection with the July 30, 2004 Acquisition, the additional $50.0 million senior secured notes issued during 2005 and increasing interest rates.

•       Non-cash depreciation and amortization expenses of $71.9 million in 2006, including the impact of the Acquisition related purchase accounting adjustments to the valuation of store leases, prescription pharmacy files and property, plant and equipment.

These items were partially offset by non-recurring pre-tax income of $18.0 million recorded in 2006 to reflect the settlement of a labor dispute with a union which, at December 30, 2006, represented associates in 138 of our stores.

For the 2006 fiscal year, gross profit margin was 20.5%, as compared to 19.0% in the 2005 fiscal year. Gross profit margin in 2006 was positively affected by higher front-end selling margins, increased vendor allowances, reduced inventory shrink losses and improved sales leverage on store occupancy costs.

Selling, general and administrative expenses for 2006 were 17.4% of sales, as compared to 17.2% of sales in 2005. The increase in 2006 as compared to the prior year is primarily due to the decline in resale activity in 2006 which had the effect of increasing our 2006 operating expense ratios to gross sales. Because resale activity does not incur any significant selling, general and administrative costs, we believe it is more informative to discuss such costs as a percentage of sales, excluding such resale activity. Excluding the impact of the resale activity, SG&A expenses for 2006 were 18.0%, as compared to 18.2% in 2005. The decreased SG&A expenses in the current year compared to 2005 are primarily due to reduced legal, consulting and litigation-related expenses and various process related efficiencies, partially offset by increases in minimum wage rates and higher store pharmacist labor costs. The reduced legal and consulting costs reflect our efforts to resolve certain long-standing legal matters, the most significant of which are related to our efforts to recover the balance of our September 11 business interruption insurance claim and our litigation over the NLRB ruling in a dispute with one of our former unions. In addition, in 2006 we incurred $1.5 million of consulting expenses associated with a number of operational initiatives designed to improve sales and margins, reduce inventory shrink losses and improve working capital management. The increased pharmacist labor rates were due to the continued industry-wide workforce shortage of these professionals and the resultant increase in costs to fill these important positions.

2005 and 2004 Overview

For the 2005 fiscal year, we achieved net sales of $1.589 billion and incurred a net loss of $100.4 million, as compared to net sales of $670.6 million and a net loss of $57.5 million in the period from July 31, 2004 through December 25, 2004 and net sales of $927.8 million and net income of $3.1 million for the period from December 28, 2003 through July 30, 2004. Resales of pharmaceutical retail inventory were $84.3 million in 2005, $81.9 million in the period from July 31, 2004 through December 25, 2004 and $81.0 million for the period from December 28, 2003 through July 30, 2004. The loss sustained in the 2005 fiscal year was primarily attributable to the following factors:

•       Pre-tax expenses of $31.8 million reflecting a $16.6 million non-cash write-down of our tradename valuation resulting from our annual impairment analysis, $11.8 million of expenses associated primarily with severance and other accelerated compensation-related costs resulting from the November 21, 2005 departure of the former Chairman and CEO, $2.1 million of costs related to our decision to close certain underperforming retail locations and $1.3 million of Oak Hill management fees. These costs are contained within the caption entitled “Other” on our Consolidated Statements of Operations.

•       Pre-tax interest expenses of $50.0 million primarily related to the increased debt incurred in connection with the July 30, 2004 Acquisition, the additional $50.0 million senior secured notes issued during 2005 and increasing interest rates.

•       Non-cash depreciation and amortization expenses of $70.6 million in 2005, including the full year impact of the Acquisition related purchase accounting adjustments to the valuation of store leases, prescription pharmacy files and property, plant and equipment.

For the 2005 fiscal year, gross profit margin was 19.0%, as compared to 18.5% and 19.6% for the 2004 periods subsequent to and prior to the Acquisition, respectively. Gross profit margin in 2005 was negatively affected by reduced levels of vendor rebates and allowances, increased inventory shrink losses and higher store occupancy costs.

Selling, general and administrative expenses for 2005 were 17.2% of sales, as compared to 15.2% and 15.3% in the 2004 periods subsequent to and prior to the Acquisition, respectively. The increase in 2005 as compared to the prior year is partially due to the decline in resale activity which had the effect of increasing our operating expense ratios to gross sales. Because resale activity does not incur any significant selling, general and administrative costs, we believe it is more informative to discuss such costs as a percentage of sales, excluding such resale activity. Excluding the impact of the resale activity, SG&A expenses for 2005 were 18.2%, as compared to 17.3% and 16.8% in the 2004 periods subsequent and prior to the acquisition, respectively. The increased SG&A expenses in the current year compared to the successor and predecessor periods in 2004 is primarily due to greater legal, consulting and litigation-related expenses, increases in minimum wage rates, and higher store pharmacist labor costs. The increased legal and consulting costs were attributable to our efforts to resolve certain legal matters, the most significant of which are related to our efforts to recover the balance of our September 11 business interruption insurance claim and our litigation over the NLRB ruling in a dispute with one of our former unions. In addition, in 2005 we incurred $3.6 million of consulting expenses associated with a number of operational initiatives designed to improve sales and margins, reduce inventory shrink losses and improve working capital management. The increased pharmacist labor rates were due to the continued industry-wide workforce shortage of these professionals and the resultant increase in costs to fill these critical positions.

The following sets forth our results of operations in dollars (in thousands) and as a percentage of sales for the periods indicated.

	Successor						Predecessor
					Restated		Restated
					Period from		Period from
	Fiscal Year		Fiscal Year		July 31, 2004		Dec. 28, 2003
	Ended		Ended		through		through
	December 30, 2006		December 31, 2005		Dec. 25, 2004		July 30, 2004
	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales
Net sales	$1,584,778	100.0%	$1,589,451	100.0%	$670,568	100.0%	$927,801	100.0%
Cost of sales	1,260,215	79.5%	1,287,855	81.0%	546,351	81.5%	745,973	80.4%
Gross profit	324,563	20.5%	301,596	19.0%	124,217	18.5%	181,828	19.6%
Selling, general and administrative expenses	275,044	17.4%	273,672	17.2%	101,677	15.2%	142,268	15.3%
Transaction expenses	—	0.0%	681	0.0%	37,575	5.6%	3,005	0.3%
Labor contingency expense	(18,004)	-1.1%	4,400	0.3%	1,789	0.3%	2,611	0.4%
Depreciation and amortization	71,932	4.5%	70,594	4.4%	27,009	4.0%	21,396	2.3%
Store pre-opening expenses	305	0.0%	364	0.0%	365	0.1%	470	0.1%
Other	14,747	0.9%	31,761	2.0%	26,433	3.9%	—	0.0%
Operating (loss) income	(19,461)	-1.2%	(79,876)	-5.0%	(70,631)	-10.5%	12,078	1.3%
Net interest expense	56,947	3.6%	50,004	3.1%	15,880	2.4%	7,977	0.9%
Debt extinguishment	—	0.0%	—	0.0%	7,525	1.1%	—	0.0%
(Loss) income before income taxes	(76,408)	-4.8%	(129,880)	-8.2%	(94,036)	-14.0%	4,101	0.4%
Income tax (expense) benefit	(2,956)	-0.2%	29,492	1.9%	36,499	5.4%	(1,046)	-0.1%
Net (loss) income	$(79,364)	-5.0%	$(100,388)	-6.3%	$(57,537)	-8.6%	$3,055	0.3%

The Twelve Months Ended December 30, 2006 Compared to the Twelve Months Ended December 31, 2005

Net sales were $1.58 billion in 2006 and $1.59 billion in 2005. 2006 net sales decreased by 0.3% as compared to the prior year net sales. Resale activity decreased by $29.8 million in 2006 compared to 2005, which represented a 1.9% decrease in overall net sales, while retail sales to customers increased by 1.7% over this same period. The extra 53rd week in 2005 accounted for $25.1 million of retail sales, without which the change in retail sales from 2005 to 2006 would have been an increase of 3.4%. The significant decline in resale activity was due to a general decrease in demand for branded pharmaceutical resales in favor of lower priced generic drugs. The decline in resale activity did not have a material impact on profitability or cash flows. Although overall 2006 same-store sales increased by 4.6% over 2005, the net sales impact of the improvement in same-store sales was offset by one less week of sales than in 2005, the full twelve month impact in 2006 of four net store closures in 2005 as well as the three net store closures in 2006.

Pharmacy sales were $736.1 million in 2006, a decrease of 3.6% as compared to 2005 pharmacy sales of $764.0 million. Reduced resale activity in 2006 accounted for 3.9% of the pharmacy sales decrease, while retail pharmacy sales to customers increased by 0.3% over the prior year. The extra week in 2005 accounted for $11.2 million of retail pharmacy sales, without which the change in retail pharmacy sales from 2005 to 2006 would have been an increase of 2.0%. Pharmacy same-store sales increased by 2.6% over 2005, and third-party reimbursed pharmacy sales represented 92.8% of total prescription sales, compared to 92.7% in fiscal 2005. During 2006, pharmacy same-store sales growth rates showed gradual improvement, increasing to 6.0% in the fourth quarter. The major factors driving the improved trend was the decision of a major union prescription plan to eliminate mandatory mail order requirements, easier access to coverage for proton pump inhibitors under New York State Medicaid and improvements in pharmacy services.

Front-end sales were $848.6 million in 2006 and $825.4 million in 2005, reflecting a year-over-year increase of 2.8%. The extra week in 2005 accounted for $13.9 million of front-end sales, without which the change in front-end sales from 2005 to 2006 would have been an increase of 4.6%. 2006 front-end same-store sales increased by 6.2% from 2005 primarily due to a steadily improving New York City economy, improvements in merchandising and customer service resulting from Duane Reade Full Potential and our enhanced Dollar Rewards customer loyalty card program.

During 2006, we opened five stores and closed eight stores, as compared to seven stores opened and eleven stores closed in 2005. At December 30, 2006, we operated 248 stores.

Cost of sales as a percentage of net sales in 2006 and 2005 was 79.5% and 81.0%, respectively, resulting in gross profit margins of 20.5% and 19.0%, respectively. As discussed above, gross profit margin in 2006 was positively affected by increased selling margins, higher levels of vendor rebates and allowances, reduced inventory shrink losses and improvements resulting from the enhanced Dollar Rewards loyalty card program. In addition we experienced an improved level of sales leverage relative to store occupancy costs.

Selling, general and administrative expenses for 2006 were 17.4% of sales, as compared to 17.2% of sales in 2005. The increase in 2006 as compared to the prior year is primarily due to the decline in resale activity which had the effect of increasing our operating expense ratios to gross sales. Because resale activity does not incur any significant selling, general and administrative costs, we believe it is more informative to discuss such costs as a percentage of sales, excluding such resale activity. Excluding the impact of the resale activity, SG&A expenses for 2006 were 18.0%, as compared to 18.2% in 2005. The lower SG&A expense percentage in the current year compared to 2005 is primarily due to reduced legal, consulting and litigation-related expenses, and process driven efficiencies, partially offset by increases in minimum wage rates and higher store pharmacist labor costs. The reduced legal and consulting costs reflect our efforts to resolve certain long-standing legal matters, the most significant of which are related to our efforts to recover the balance of our September 11 business interruption insurance claim and our litigation over the NLRB ruling in a dispute with one of our former unions. In addition, we incurred $1.5 million of consulting expenses associated with a number of operational initiatives designed to improve sales and margins, reduce inventory shrink losses and improve working capital management. The increased pharmacist labor rates were due to the continued industry-wide workforce shortage of these professionals and the resultant increase in costs to fill these critical positions. For a more detailed discussion of litigation related matters see “Item 3. Legal Proceedings.”

Depreciation of capital expenditures and amortization of intangibles was $71.9 million in 2006 and $70.6 million in 2005. The overall 2006 increase versus 2005 resulted from the depreciation of capital expenditures made in 2005 and 2006.

We incurred store pre-opening expenses of $0.3 million in 2006 related to the opening of five stores, while in 2005 we opened seven stores and incurred pre-opening expenses of $0.4 million.

Net interest expense in the 2006 fiscal year was $56.9 million, as compared to interest expenses of $50.0 million in fiscal 2005. The increase in 2006 as compared to 2005 was primarily attributable to the full-year impact of interest charges for the $50.0 million additional senior secured floating rate notes issued in August 2005, increased borrowings under our amended asset-based revolving loan facility since the end of 2005 as well as higher interest rates associated with the floating rate notes and our amended asset-based revolving credit facility.

In 2006, we recorded an income tax provision of $3.0 million, net of a valuation allowance of $38.1 million, while in 2005, we recorded an income tax benefit of $29.5 million, net of a valuation allowance of $30.4 million. The valuation allowances reflect the significant losses incurred in these years, as well as the anticipated financial performance over the next several years and the unlikelihood of recognizing the future benefits of the accumulated losses.

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

Cost of sales as a percentage of net sales in 2005 was 81.0%, resulting in a gross profit margin of 19.0%. Cost of sales as a percentage of net sales was 81.5% for the period from July 31, 2004 through December 25, 2004 and 80.4% for the period from December 28, 2003 through July 30, 2004, resulting in gross profit margins of 18.5% and 19.6%, respectively. As discussed above, gross profit margin in 2005 was negatively affected by lower levels of vendor rebates and allowances, increased inventory shrink losses and higher store occupancy costs.

Selling, general and administrative expenses for 2005 were 17.2% of sales, as compared to 15.2% and 15.3% in the 2004 periods subsequent to and prior to the Acquisition, respectively. The increase in 2005 as compared to the prior year is partially due to the decline in resale activity which had the effect of increasing our operating expense ratios to gross sales. Because resale activity does not incur any significant selling, general and administrative costs, we believe it is more informative to discuss such costs as a percentage of sales, excluding such resale activity. Excluding the impact of the resale activity, SG&A expenses for 2005 were 18.2%, as compared to 17.3% and 16.8% in the 2004 periods subsequent and prior to the acquisition, respectively. The increased SG&A expense percentage in the current year compared to the successor and predecessor periods in 2004 is primarily due to greater legal, consulting and litigation-related expenses, increases in minimum wage rates and higher store pharmacist labor costs. The increased legal and consulting costs were attributable to our efforts to resolve certain legal matters, the most significant of which are related to our efforts to recover the balance of our September 11 business interruption insurance claim and our litigation over the NLRB ruling in a dispute with one of our former unions. In addition, we incurred $3.6 million of consulting expenses associated with a number of operational initiatives designed to improve sales and margins, reduce inventory shrink losses and improve working capital management. The increased pharmacist labor rates were due to the continued industry-wide workforce shortage of these professionals and the resultant increase in costs to fill these critical positions. For a more detailed discussion of litigation related matters see “Item 3. Legal Proceedings.”

Depreciation of capital expenditures and amortization of intangibles was $70.6 million in 2005, $27.0 million in the July 31, 2004 through December 25, 2004 period and $21.4 million in the December 28, 2003 through July 30, 2004 period. The overall 2005 increase versus 2004 resulted from the depreciation of capital expenditures made in 2004 and 2005, as well as the full year impact of the Acquisition related purchase accounting adjustments to the valuation of store leases, prescription pharmacy files and property, plant and equipment.

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

In 2005, we recorded an income tax benefit of $29.5 million, net of a valuation allowance of $30.4 million. The valuation allowance reflects the significant loss incurred in 2005, as well as the anticipated financial performance over the next several years. In the period from July 31, 2004 through December 25, 2004, we recorded an income tax benefit of $36.5 million, reflecting a post-acquisition effective tax rate of 38.8%, inclusive of the anticipated benefits of employment tax credits. In the period from December 28, 2003 through July 30, 2004, the income tax provision of $1.0 million reflects an effective tax rate of 25.5%, inclusive of the anticipated benefits of employment tax credits. The changes in effective tax rates between these periods are primarily due to the impact of employment tax credits in relation to pre-tax income and certain non-deductible transaction expenses incurred during the period from July 31, 2004 to December 25, 2004. Employment tax credits do not vary with reported pre-tax income as they are based upon specific numbers of qualified new hires and represent the economic benefits earned by us for our participation in various federal and state hiring incentive programs.

Liquidity and Capital Resources

Working Capital

Working capital was $6.2 million as of December 30, 2006 and $50.4 million as of December 31, 2005. Working capital reflects the classification of outstanding borrowings under our amended asset-based revolving loan facility of $157.1 million at December 30, 2006 and $135.7 million at December 31, 2005 as current liabilities. This current classification is required because cash receipts controlled by the lenders are used to reduce outstanding debt, and we do not meet the criteria of Statement of Financial Accounting Standards No. 6, “Classification of Short Term Obligations Expected to be Refinanced” to reclassify the debt as long-term, but is not an indication that this credit facility is expected to be retired within the next year. The amended asset-based revolving loan expires in July of 2011, and we intend to continue to access it for our working capital needs throughout its remaining term.

Cash Flow for the Twelve Months Ended December 30, 2006 as Compared to the Twelve Months Ended December 31, 2005

Net cash provided by operating activities was $11.6 million in fiscal 2006 as compared to $3.0 million in the 2005 fiscal year. The increase against the prior year primarily reflects the reduction in our operating loss. The adverse cash flow impact of our operating losses in 2006 and 2005 was largely offset by the benefit of reductions in inventory levels over the same periods.

Net cash used in investing activities in 2006 was $29.1 million, as compared to $26.6 million in 2005. Capital expenditures in 2006 of $25.1 million were $0.1 million lower than the corresponding 2005 figure, while lease acquisition, pharmacy customer file and other costs in 2006 of $6.5 million were lower than the 2005 figures by $2.0 million. Fiscal 2006 cash flow used in investing activities included $2.5 million of proceeds related to the disposition of certain properties, while fiscal 2005 cash flow used in investing activities included $7.1 million of proceeds resulting from similar property dispositions.

Net cash provided by financing activities in 2006 was $17.5 million, as compared to $23.7 million in 2005. The decrease in cash provided by financing activities in the current year reflects the improvement in cash flow from operations.

Cash Flow for the Twelve Months Ended December 31, 2005 for the Successor as Compared to the Period from July 31, 2004 through December 25, 2004 for the Successor and the Period from December 28, 2003 through July 30, 2004 for the Predecessor

Net cash provided by operating activities was $3.0 million in the 2005 fiscal year, as compared to $11.6 million of net cash used in operating activities in the period from July 30, 2004 through December 25, 2004 and net cash provided by operations of $20.7 million in the period from December 28, 2003 through July 30, 2004. The reduction against the prior year primarily reflects the aggregate cash payments of $11.5 million made in 2005 primarily in connection with the former Chairman and CEO’s SERP termination. The adverse cash flow impact of our increased operating loss in 2005 was largely offset by the benefit of reductions in inventory levels over the same period.

Net cash used in investing activities in 2005 was $26.6 million, as compared to $437.2 million (including $413.7 million to acquire the predecessor entity) and $31.6 million in the periods from July 30, 2004 through December 25, 2004 and December 28, 2003 through July 30, 2004, respectively. In addition, capital expenditures in 2005 of $25.2 million were $2.7 million lower than the combined 2004 successor and predecessor period figures, while lease acquisition, pharmacy customer file and other costs in 2005 of $8.5 million were lower than the combined 2004 successor and predecessor period figures by $16.6 million. Fiscal 2005 cash flow used in investing activities included $7.1 million of proceeds related to the disposition of certain properties, while aggregate fiscal 2004 cash flow used in investing activities included $2.2 million of expenditures related to a sale-leaseback transaction.

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

Operating Capital Requirements

Our operating capital requirements primarily result from opening and stocking new stores, remodeling and renovating existing retail locations, purchasing pharmacy files and the continuing development of management information systems. We opened five new stores in 2006, seven new stores in 2005 and sixteen new stores in 2004. We currently plan to open 14 new stores and close 8 stores in 2007. The new store openings in 2007 include the acquisition of up to 8 leases in Manhattan from the Gristedes supermarket chain. This acquisition is subject to various conditions including, in some cases, the receipt of landlord consents. The acquisition of the Gristedes leases and the related build-out costs and working capital commitments will be funded through a commitment by certain affiliates of Oak Hill Capital Partners, L.P. to purchase up to $39.4 million in preferred equity and warrants to purchase common stock. Any funds raised through this commitment in excess of funds needed for the acquisition will be used to fund our normal capital spending, fund new store openings or reduce our outstanding debt. On March 27, 2007, Oak Hill and its affiliates funded $13.0 million under that commitment. The balance of the $39.4 million commitment, in which certain members of senior management also elected to participate, was funded on June 28, 2007. Capital spending in 2007 that is not related to the Gristedes acquisition is expected to be approximately $35 million. We presently plan to open a total of 12 additional stores in each of 2008 and 2009. In 2006, we spent approximately $25.1 million on capital expenditures, primarily for new, renovated and replacement stores, and we spent an additional $6.5 million for lease acquisition, pharmacy customer files and other costs. These amounts were partially offset by $2.5 million of proceeds we received resulting from the sale of two formerly operated properties. We also require working capital to support inventory for our existing and new stores. Historically, we have been able to lease almost all of our store locations, so acquisitions of real estate are not expected to have a significant impact on our capital requirements.

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

We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including revolving loan borrowings under the amended asset-based revolving loan facility and up to $26.4 million of additional funds available from the sale of preferred equity and warrants to purchase our common stock will be adequate for the next two years, to make required payments on our indebtedness, to fund anticipated capital expenditures and the acquisition of up to eight Gristedes leases and to satisfy our working capital requirements. We base this belief on our recent levels of cash flow from operations of approximately $11.6 million in fiscal 2006 (which included the absorption of $12.2 million in non-recurring net cash payments made in connection with litigation settlements and executive severance) and $3.0 million in 2005 (which includes the absorption of $9.6 million in non-recurring net cash payments made in connection with the termination of the former Chairman and CEO’s SERP), projected improvements in working capital management, anticipated levels of capital expenditures and the available borrowing capacity under the $225.0 million amended asset-based revolving loan facility, which was approximately $53.1 million at March 31, 2007. Our stockholder’s equity is expected to become a deficit in 2007 due to continued losses. However, this deficit does not impact our liquidity as noted above and has no impact on our debt covenants. Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. In addition, our operating results, cash flow and capital resources may not be sufficient for repayment of our indebtedness in the future. Some risks that could adversely affect our ability to meet our debt service obligations include, but are not limited to, reductions in third party prescription reimbursement rates, declines in the New York City economy, increases in competitive activity, adverse changes in vendor credit terms, changes in drug consumption patterns, additional adverse legislative changes or a major disruption of business in our markets from a terrorist event, natural disaster or other unexpected events. Other factors that may adversely affect our ability to service our debt are described above under “Special Note Regarding Forward-Looking Statements.” Borrowings under the amended asset-based revolving loan facility and the aggregate $210.0 million senior secured floating rate notes bear interest at floating rates. Therefore, our financial condition will be affected by changes in prevailing interest rates. On May 25, 2005, we entered into a hedging transaction through the acquisition of a “no cost collar.” Under this arrangement, we capped our exposure on $130 million of LIBOR-based borrowings under the floating rate notes at a maximum LIBOR rate of 5.30%. In addition, we established a minimum “floor” LIBOR rate of 3.45%, in line with then current LIBOR rates. This hedging arrangement expires on June 16, 2008.

Debt

Amended Asset-Based Revolving Loan Facility   Our amended asset-based revolving loan facility has a maximum borrowing capacity of $225.0 million, subject to a borrowing base calculation based on specified advance rates against the value of our inventory, pharmacy prescription files and accounts receivable. On July 7, 2006, we amended the asset-based revolving loan facility to extend the maturity date from July 21, 2008 to July 21, 2011. This extension is subject to our refinancing or restructuring the aggregate principal amounts of our $210.0 million senior secured floating rate notes due 2010 and $195.0 million senior subordinated notes due 2011, in each case on terms reasonably acceptable to the administrative agent and at least 120 days prior to each’s respective scheduled maturity date.

The amended asset-based revolving loan facility includes a $50 million sub-limit for the issuance of letters of credit. Obligations under the revolving loan facility are collateralized by a first priority interest in inventory, receivables, pharmacy prescription files, deposit accounts and certain other current assets. Under the amended asset-based revolving loan facility, Duane Reade GP is the sole obligor. However, the amended asset-based revolving loan facility is guaranteed on a full and unconditional basis by us, Duane Reade Inc. and each of our other domestic subsidiaries other than the obligor.

The amended asset-based revolving loan facility contains a single fixed charge coverage requirement which only becomes applicable when borrowings exceed 90 percent of the borrowing base, as defined in the agreement governing the amended asset-based revolving loan facility. The July 2006 amendment reduced the ratios that we would be required to maintain in such an event. Borrowings under the amended asset-based revolving loan facility have not exceeded 90 percent of the borrowing base and, as a result, the fixed charge covenant has not become applicable. There are no credit ratings related triggers in the amended asset-based revolving loan facility that would impact the cost of borrowing, annual amortization of principal or related indebtedness maturity.

Revolving loans under the amended asset-based revolving loan facility, at our option, bear interest at either:

•       a rate equal to LIBOR (the London Interbank Offered Rate) plus a margin of from 1.00% to 2.00%, determined based on levels of borrowing availability reset each fiscal quarter; or

•       a rate equal to the prime rate of Banc of America Retail Group Inc. plus a margin of from 0.00% to 0.50%, determined based on levels of borrowing availability reset each fiscal quarter. Borrowings under the amended facility continue to be primarily LIBOR-based. At December 30, 2006, the amended asset-based revolving loan facility bore interest at a weighted average annual rate of 6.94%.

At December 30, 2006, there was $157.1 million outstanding under the amended asset-based revolving loan facility, and approximately $57.4 million of remaining availability, net of $5.5 million reserved for outstanding standby letters of credit. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt and we do not meet the criteria of SFAS No. 6 to reclassify the debt as long-term. We intend to continue to utilize this facility for our working capital needs though the date of its maturity in July 2011.

As a result of the investigation carried out by our Audit Committee, we failed to timely file this annual report on Form 10-K for the year ended December 30, 2006 and as of the date of the filing of this Form 10-K, we had not filed our quarterly report on Form 10-Q for the quarter ended March 31, 2007 (which was required to be filed with the SEC on or before May 15, 2007). Such failures are defaults under the indentures governing our senior secured floating rate notes and the indenture governing our senior subordinated notes but will not become events of default or result in the acceleration of those notes until after the expiration of the relevant grace periods. The lenders under our amended asset-based revolving loan facility have waived the default relating to the failure to file our Form 10-K until June 29, 2007, and they have also waived the default relating to the failure to file our Form 10-Q until July 15, 2007. The filing of this 10-K has cured the default relating to its late filing, and we anticipate we will be able to file the Form 10-Q prior to July 15, 2007.

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

The senior secured notes bear interest at a floating rate of LIBOR plus 4.50%, reset quarterly. Interest on the senior secured notes is payable quarterly on each March 15, June 15, September 15, and December 15. The senior secured notes mature on December 15, 2010. At December 30, 2006, the senior secured notes bore interest at an annual rate of 9.86%.

On May 25, 2005, we entered into a hedging transaction through the acquisition of a “no cost collar.” Under this arrangement, we capped our exposure on $130.0 million of LIBOR-based borrowings under the senior secured notes at a maximum LIBOR rate of 5.30%. In addition, we established a minimum “floor” LIBOR rate of 3.45% in line with then current LIBOR rates. This hedging arrangement expires on June 16, 2008. The changes in the fair value of the hedge agreement are reflected on the Consolidated Statements of Stockholder’s Equity and Comprehensive Income (Loss) included within the financial statements. At December 30, 2006, the LIBOR rate in effect for the senior secured notes was 5.36%, which exceeded the maximum rate under the “no cost collar.” As a result, the protection afforded by the “no cost collar” reduced the overall effective interest rate on the senior secured notes to 9.82%.

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

At December 30, 2006, the weighted average combined interest rate in effect on all variable rate debt outstanding, including the benefit afforded by the “no cost collar,” was 8.59%.

Senior Subordinated Notes due 2011   On July 30, 2004, upon completion of the Acquisition, Duane Reade Inc. and Duane Reade GP co-issued $195.0 million of 9.75% senior subordinated notes due 2011. The senior subordinated notes mature on August 1, 2011 and bear interest at 9.75% per annum payable in semi-annual installments on February 1 and August 1. The senior subordinated notes are uncollateralized obligations and subordinated in right of payment to all of our, Duane Reade Inc.’s and Duane Reade GP’s existing and future unsubordinated indebtedness, including borrowings under the amended asset-based revolving loan facility and the senior secured notes. The senior subordinated notes will rank equally with any future senior subordinated indebtedness and senior to any future subordinated indebtedness. The senior subordinated notes are guaranteed on an uncollateralized, senior subordinated basis by us and all of Duane Reade Inc.’s existing direct and indirect domestic subsidiaries other than Duane Reade GP, which is a co-obligor under the senior subordinated notes. Upon the occurrence of specified change of control events, we will be required to make an offer to repurchase all of the senior subordinated notes at 101% of the outstanding principal amount of the senior subordinated notes plus accrued and unpaid interest to the date of repurchase. The indenture governing the senior subordinated notes contains certain affirmative and negative covenants that limit the ability of Duane Reade Inc., Duane Reade GP and their restricted subsidiaries to incur additional indebtedness, pay dividends, make repayments on indebtedness that is subordinated to the senior subordinated notes and to make certain other restricted payments, incur certain liens, use proceeds from sales of assets, enter into business combination transactions (including mergers, consolidations and asset sales), enter into transactions with affiliates and permit restrictions on the payment of dividends by restricted subsidiaries. The indenture governing the senior subordinated notes contains customary events of default, which, if triggered, may result in the acceleration of the indebtedness outstanding under the indenture. There are no credit ratings related triggers in the indenture governing the senior subordinated notes that would impact the cost of borrowing, annual amortization of principal or related indebtedness maturity.

Other Factors Influencing our Liquidity

In June 2005, the appraisal panel in the World Trade Center insurance claim litigation determined the amount of our business interruption loss as a result of the events of September 11, 2001. This determination by the panel is subject to existing appeals and potentially additional appeals, and on June 22, 2005, the Court of Appeals affirmed the decision of the trial court, with modifications, including modifications to certain of the legal tests on which the appraisal panel’s decision was based. Based on this decision and related modifications, the appraisal panel revised its previously issued determination to require an additional $5.6 million payment from the carrier in addition to the $9.9 million previously paid by the insurance carrier in 2002. This decision of the appraisal panel is also subject to further litigation. As a result of the continued litigation and other uncertainties, we may not actually receive any or all of the panel’s appraised value of this claim, and we cannot be certain of the timing of future payments, if any, with respect to our claim. It should also be noted that any payment to us that might be forthcoming as a result of this claim may also result in the incurrence of additional expenses that are contingent upon the amount of such insurance claim settlement. Please see “Item 3. Legal Proceedings” for a more detailed explanation of this matter.

Twenty-two of our stores, which generated approximately 7.3% of our net sales for fiscal 2006, have leases scheduled to expire before the end of fiscal 2008. Six of these leases have renewal options. We believe that we will be able to renew the other expiring leases on economically favorable terms or, alternatively, find other economically attractive locations to lease.

As of December 30, 2006, approximately 4,200 of our approximately 6,100 employees were represented by various labor unions and were covered by collective bargaining agreements. Pursuant to the terms of the collective bargaining agreements covering these employees, we are required, in some instances, to pay specified annual increases in salary and benefits contributions relating to the member employees. We do not believe that these increases will have a material impact on our liquidity or results of operations. Our collective bargaining agreements with the RWDSU/Local 338 and Local 340A New York Joint Board, UNITE AFL-CIO who, on a combined basis represent approximately 3,800 of our employees in all of our stores, expire on March 31, 2009. Approximately 400 of our employees in our two distribution centers in Maspeth, Queens NY and North Bergen, NJ are represented by Local 210, International Brotherhood of Teamsters, under a collective bargaining agreement that expires on August 31, 2008.

The following tables provide information with respect to our commitments and obligations as at December 30, 2006:

	Payments due by Period
		Within	Within	Within	After
Contractual Cash Obligations	Total	1 year	2-3 years	4-5 years	5 years
	(dollars in thousands)
Long-Term Debt(1)	$405,032	$—	$—	$405,000	$32
Asset-Based Revolving Loan Facility(2)	157,122	—	—	157,122	—
Capital Lease Obligations(3)	12,432	4,310	8,122	—	—
Operating Leases(4)	1,344,282	126,414	251,803	230,823	735,242
Fixed Interest Payments(5)	95,063	19,013	38,025	38,025	—
Former Chairman and Other Severance Payments(6)	2,941	2,806	17	16	102
Former Pharmacy Supplier Settlement(7)	500	500	—	—	—
Landlord Real Estate Litigation Settlement(8)	1,250	958	292	—	—
Executive Guaranteed Bonus(9)	825	825	—	—	—
Total Contractual Cash Obligations	$2,019,447	$154,826	$298,259	$830,986	$735,376

(1)          These amounts include $195.0 million of outstanding senior subordinated notes, $210.0 million of outstanding senior secured floating rate notes and $32,000 outstanding under the senior convertible notes due in 2022. For more information about the terms of the indebtedness described above, please see “—Debt,” above.

(2)          At December 30, 2006, approximately $157.1 million was outstanding under our amended asset-based revolving loan facility. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt and we do not meet the criteria of SFAS No. 6 to reclassify the debt as long-term, however this is not an indication that this credit facility is expected to be retired within the next year. We intend to continue to use this facility for our working capital needs through the date of its maturity in July 2011.

(3)          In January 2005, we entered into a 60-month lease for equipment to be used in the photofinishing departments of our stores. This lease replaced certain operating leases for similar equipment which were satisfied in December 2004. Note 11 to the consolidated financial statements provides further detail on Capital Lease obligations.

(4)          Note 15 to the consolidated financial statements provides further detail on Operating Lease obligations.

(5)          Reflects interest payable on $195.0 million of the senior subordinated notes.

(6)          Reflects payments specified under the employment contract with the former Chairman and CEO to be made by us in connection with his replacement on November 21, 2005, as well as payments due to other executives whose employment was terminated during 2006. In an ongoing arbitration between Mr. Cuti and us (explained in more detail in “Item 3. Legal Proceedings”), we are seeking, among other forms of relief, rescission of employment agreements entered into between us and Mr. Cuti, the return of all compensation paid under the employment agreements, including the benefits described in this footnote, and other monetary damages.

(7)          Reflects cash payments due to Cardinal Health, a former pharmacy inventory supplier, in connection with the settlement of an outstanding claim. In 2006, we paid $4.0 million toward the settlement amount.

(8)          Reflects cash payments due to the landlord of one of the Company’s stores in connection with the settlement of a real estate litigation.

(9)          Reflects a bonus paid on April 5, 2007 to our current Chairman and CEO, as specified in his employment contract.

		Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Within 1 year	After 2-3 years	4-5 years	5 years
	(dollars in thousands)
Standby Letters of Credit(1)	$5,500	$5,352	$148	$—	$—
Total Commercial Commitments	$5,500	$5,352	$148	$—	$—

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

In connection with the November 21, 2005 replacement of Mr. Cuti by Mr. Dreiling, Mr. Cuti’s employment contract specifies payments to Mr. Cuti in cash totaling up to $6.6 million. We have paid $4.2 million of this amount through December 30, 2006, and the remaining amount is scheduled, pursuant to the employment contract, to be paid in equal installments through December 2007. In addition, the employment contract provides for continued health insurance coverage for Mr. Cuti during the 25-month period following termination and, upon expiration of that period, if Mr. Cuti is not otherwise eligible under another employer’s comparable medical plan, lifetime retiree medical benefits at a cost not to exceed $50,000 annually. In an ongoing arbitration between Mr. Cuti and us (explained in more detail in “Item 3. Legal Proceedings”), we are seeking, among other forms of relief, rescission of employment agreements entered into between us and Mr. Cuti, the return of all compensation paid under the employment agreements, including the benefits described in this paragraph, and other monetary damages.

In connection with the appointment of Mr. Dreiling, we were required under his employment contract to make a guaranteed payment to him of $330,000 on or before February 19, 2006, which was paid on February 17, 2006. In addition, Mr. Dreiling’s employment contract stipulates that a guaranteed 2006 bonus of not less than 100% of his current $825,000 annual salary be paid on the same date as any other senior executive bonuses related to the 2006 fiscal year are paid. This bonus was paid on April 5, 2007.

In connection with the Acquisition, the former Chairman and CEO was granted equity interests in Duane Reade Shareholders and Duane Reade Holdings, consisting of options to purchase shares of our common stock and a profits interest in Duane Reade Shareholders. The former Chairman and CEO’s employment contract provides that, as a result of his replacement on November 21, 2005 by Mr. Dreiling, he had the right to require us to purchase for cash to be paid over a two year period all or a portion of these equity interests as he may designate, at a value determined in accordance with a formula. In connection with his replacement by Mr. Dreiling, we have treated all of his equity interests as having vested. The profits interest and options will have no value unless the value of Duane Reade Shareholders and Duane Reade Holdings, respectively, appreciate following the Acquisition. The former Chairman and CEO’s purchase right will be suspended at any time when the exercise of such purchase rights would result in a default under the financing arrangements of Duane Reade Shareholders, Duane Reade Holdings or Duane Reade Inc. On December 21, 2005, the former Chairman and CEO provided notice to Duane Reade Inc. that he was exercising his repurchase right to cause us to repurchase 5% of his profits interest. Pursuant to the procedures outlined in the new employment agreement, Duane Reade Inc. has advised him that his profits interest as of December 21, 2005 was determined to have no value. The benefits described in this paragraph were all granted under an employment agreement between Mr. Cuti and us. In an ongoing arbitration between Mr. Cuti and us (explained in more detail in “Item 3. Legal Proceedings”), we are seeking, among other forms of relief, rescission of employment agreements entered into between us and Mr. Cuti and the return of all compensation paid under the employment agreements, including the benefits described in this paragraph. The determination that Mr. Cuti’s profits interest as of December 21, 2005 had no value is also one of several subjects specifically at issue in the arbitration.

In connection with the December 9, 2005 settlement of litigation between us and Cardinal Health, we were required to make payments to Cardinal Health totaling $4.5 million, including an initial payment of $2.0 million on January 15, 2006 and subsequent payments of $1.0 million each on June 15, 2006 and December 15, 2006 and $250,000 each on March 15, 2007 and June 15, 2007. All payments have been made in accordance with the schedule, and all such amounts had been previously accrued in the financial statements.

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

Receivables—Reserves for Uncollectible Accounts

At December 30, 2006 and December 31, 2005, accounts receivable included $39.4 million and $37.1 million, respectively, representing amounts due from various insurance companies, pharmacy benefit management companies and governmental agencies under third party payment plans for prescription sales made prior to those dates. Our accounting policy, which is based on our past collection experience, is to fully reserve for all pharmacy receivables over 120 days old that are unpaid at the evaluation date, as well as any other pharmacy receivables deemed potentially uncollectible. Pharmacy receivables other than NY Medicaid are adjudicated at the point of sale and do not generally have issues of collectibility. There was approximately $0.1 million and $0.4 million reserved for uncollectible pharmacy receivables at December 30, 2006 and December 31, 2005, respectively. Other receivables, which primarily consist of amounts due from vendors, are reserved for based upon a specific application of our historical collection experience to the total aged receivable balance. At December 30, 2006 and December 31, 2005, these reserves were approximately $1.9 million and $3.6 million, respectively. The reduction in the reserves for other receivables between 2005 and 2006 was attributable to fully reserved receivables at the end of 2005 that were written off during 2006.

Inventory Shrink Estimates

We perform front-end and pharmacy physical inventories in all of our stores and the distribution centers at least once per year on a staggered cycle basis. Inventories are valued using the average specific item cost, last-in, first-out (LIFO) method reduced by estimated inventory shrink losses for the period between the last physical inventory in each store and the balance sheet date. These shrink estimates are based on the latest chain-wide trends. At December 30, 2006 and December 31, 2005, a change in this shrink estimate of 1.0% of front-end sales would impact year-to-date pre-tax earnings and related reserves by approximately $2.9 million and $4.0 million, respectively.

Insurance Liabilities and Reserves

At December 30, 2006 and December 31, 2005, there were $4.5 million and $4.0 million of accrued general liability claim costs, respectively, that primarily related to the gross amount payable for customer accident claims. Our policy is to recognize a liability for the estimated projected ultimate settlement value of these claims as well as a provision for incurred but unreported claims as of each balance sheet date. These estimates are made based on a review of the facts and circumstances of each individual claim using experienced third party claims adjustors. These estimates are also reviewed and monitored on an ongoing basis by management. For a majority of the claims, the maximum self-insured portion of any individual claim amounts to $250,000, although our historical claim settlement experience is significantly lower. At December 30, 2006, there were 251 outstanding claims with an average projected settlement value of approximately $17,850, as compared to 196 outstanding claims with an average projected settlement value of approximately $20,300 at December 31, 2005.

Impairment of Goodwill and Intangible Assets

At December 30, 2006, goodwill was approximately $70.4 million. Other net intangible assets consisted of favorable leases of $77.1 million, customer lists of $57.7 million, our trade name of $46.0 million and non-competition agreements of $0.2 million. Our policy is to evaluate our intangible and long-lived assets, exclusive of goodwill, for impairment, when circumstances indicate that impairment may have occurred. This evaluation is generally based on the future undiscounted operating cash flows of the related assets. These circumstances include, but are not limited to, a significant adverse change in legal factors or in the business climate, adverse action or assessment by a regulator, unanticipated competition or the loss of key personnel. Such write-downs would result in a non-cash charge to earnings. Goodwill and indefinite lived intangibles are not amortized but are evaluated annually as of the year end balance sheet date and between annual tests in certain circumstances as required under Statement of Financial Accounting Standards No. 142. We employ a market multiple valuation technique utilizing other public chain drug retailers to develop a reasonable multiple. Our most recent evaluation of goodwill and indefinite lived intangibles as of December 30, 2006 resulted in no impairment charge. Our most recent evaluation of long-lived assets under Statement of Financial Accounting Standards No. 144 as of December 30, 2006 resulted in an impairment charge of approximately $10.2 million for stores whose asset carrying values were greater than their undiscounted expected cash flows. We may be required to perform an additional interim impairment review if circumstances similar to those listed above indicate that impairment may have occurred. We may be required to recognize an impairment charge at the time an interim or future annual impairment review is performed, depending in part on the estimated value of our market capitalization.

Other Loss Contingencies

Liabilities for loss contingencies are recorded when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Loss contingencies often take years to resolve and can involve complicated litigation matters and potential regulatory actions, the outcomes of which are difficult to predict. At December 30, 2006, we have recorded one loss contingency representing legal settlement costs of $1.3 million. At December 31, 2005, we had recorded two loss contingencies representing (i) the estimated liability associated with the NLRB matter and (ii) other legal settlement costs of $2.9 million.

Income Taxes

Our effective tax rate was 3.9% in fiscal 2006, 22.7% in fiscal 2005, 38.8% in the successor period from July 31, 2004 through December 25, 2004 and 25.5% in the predecessor period from December 28, 2003 through July 30, 2004. The effective tax rate has been and is expected to continue to be a major factor in the determination of our profitability and cash flow. As such, a significant shift in the relative sources of our earnings, or changes in tax rules or interpretations, could have a material, adverse effect on our results of operations and cash flow. The decrease in our effective rate in 2006 and 2005 as compared to the 2004 successor period is attributable to the recording of valuation allowances of $38.1 million and $30.4 million, respectively, against a significant portion of our deferred tax assets and liabilities as a result of evaluating our current and anticipated future financial performance. We expect to continue to record additional valuation allowances during the 2007 fiscal year. The increase in our effective tax rate in the 2004 successor period as compared to the prior period reflects the impact of employment tax credits on significantly reduced pre-tax income, partially offset by incremental tax expense recorded in connection with the New York State legislation enacted during the second quarter of 2003, that eliminated deductions for royalty fee expenses paid to out of state affiliated companies. Employment tax credits represent the benefits earned by us for our participation in various Federal and state hiring incentive programs. These benefits are based on the number of qualifying employees hired and retained by us for a specified time period. Employees qualify for these hiring programs primarily as a result of their enrollment in various economic assistance programs.

Seasonality

The non-pharmacy business is seasonal in nature, with the Christmas holiday season generating a higher proportion of sales and earnings than other periods.

Inflation

We believe that inflation has not had a material impact on our results of operations during the three years ended December 30, 2006.

Recently Issued Accounting Pronouncements

In December 2004, SFAS No. 123R, “Share-Based Payment” was issued. This statement established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. We have adopted the provisions of this statement effective January 1, 2006. Due to the relatively small quantity of stock options granted during fiscal 2006, the adoption of this pronouncement has not had a material effect on our financial statements.

In June 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections,” which requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes,” which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net earnings the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 is that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. We have adopted SFAS No. 154, and such adoption has not had an effect on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We have adopted SFAS No. 155, and such adoption has not had an effect on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have adopted FIN 48 effective with the quarter ended March 31, 2007, and such adoption did not have a material effect on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires misstatements to be quantified based on their impact on each of the financial statements and related disclosures. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We have adopted SAB No. 108 effective December 30, 2006, and such adoption has not had an effect on our consolidated financial statements.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial results are subject to risk from interest rate fluctuations on debt, which carries variable interest rates. Variable rate debt outstanding at December 30, 2006 included $157.1 million of borrowings under the amended asset-based revolving loan facility and $210.0 million under the senior secured floating rate notes. At December 30, 2006, the weighted average combined interest rate in effect on all variable rate debt outstanding was 8.59%. A 0.50% change in interest rates applied to the $367.1 million balance of floating rate debt would affect pre-tax annual results of operations by approximately $1.8 million. In addition, there were also $195.0 million of senior subordinated notes and $32,000 of senior convertible notes outstanding at December 30, 2006. The senior subordinated notes and senior convertible notes bear interest payable semi-annually at fixed rates of 9.75% and 3.75%, respectively, and are therefore not subject to risk from interest rate fluctuations.

On May 25, 2005 we entered into a hedging transaction through the acquisition of a “no cost collar.” Under this arrangement, we capped our exposure on $130 million of LIBOR-based borrowings under the senior secured notes at a maximum LIBOR rate of 5.30%. In addition, we established a minimum “floor” LIBOR rate of 3.45%, in line with then current LIBOR rates. This hedging arrangement expires on June 16, 2008. At December 30, 2006, the LIBOR rate in effect on the senior secured notes was 5.36%, which exceeded the maximum rate under the “no cost collar.” As a result, on an annualized basis, the interest rate protection afforded by the “no cost collar” amounted to $78,000.

The principal objective of our investment management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate our funding needs. As part of our risk management, we may continue to use derivative financial products such as interest rate hedges and interest rate swaps in the future.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DUANE READE HOLDINGS, INC.—SUCCESSOR
DUANE READE INC.—PREDECESSOR
AUDITED FINANCIAL STATEMENTS

Index

Reports of Independent Registered Public Accounting Firms	61
Consolidated Statements of Operations—
For the fiscal years ended December 30, 2006 and December 31, 2005 and the period from July 31, 2004 through December 25, 2004 for the Successor and the period from December 28, 2003 through July 30, 2004 for the Predecessor	64
Consolidated Balance Sheets—
As of December 30, 2006 and December 31, 2005	65
Consolidated Statements of Cash Flows—
For the fiscal years ended December 30, 2006 and December 31, 2005 and the period from July 31, 2004 through December 25, 2004 for the Successor and the period from December 28, 2003 through July 30, 2004 for the Predecessor	66
Consolidated Statements of Stockholder’s Equity and Comprehensive Income Loss—
For the fiscal years ended December 30, 2006 and December 31, 2005 and the period from July 31, 2004 through December 25, 2004 for the Successor and the period from December 28, 2003 through July 30, 2004 for the Predecessor	67
Notes to Consolidated Financial Statements	68
Schedule II—Valuation and Qualifying Accounts	150

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of Duane Reade Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Duane Reade Holdings, Inc. and subsidiaries (the “Company”) as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, stockholder’s equity and comprehensive income (loss), and cash flows for the fiscal years ended December 30, 2006 and December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duane Reade Holdings, Inc. and subsidiaries as of December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for the fiscal years ended December 30, 2006 and December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments,” as of January 1, 2006. As further discussed in Note 1, the Company adopted Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” as of December 30, 2006.

KPMG LLP
New York, New York
June 28, 2007

The accompanying notes are an integral part of these consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Duane Reade Holdings, Inc:

In our opinion, the consolidated statements of operations and cash flows for the five month period ended December 25, 2004, listed in the accompanying index, present fairly, in all material respects, the results of operations and cash flows of Duane Reade Holdings, Inc. and its subsidiaries (the “Company”) for the five month period ended December 25, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the five month period ended December 25, 2004, listed in the accompanying index, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 2, the Company restated its financial statements for the period ended December 25, 2004.

PricewaterhouseCoopers LLP
New York, New York
April 7, 2005, except for Note 2 as it relates to the 2004 financial statements, as to which the date is June 28, 2007.

The accompanying notes are an integral part of these consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Duane Reade Inc.:

In our opinion, the consolidated statements of operations and cash flows for the seven month period ended July 30, 2004, listed in the accompanying index, present fairly, in all material respects, the results of operations and cash flows of Duane Reade Inc. and its subsidiaries (the “Company”) for the seven month period ended July 30, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the seven month period ended July 30, 2004, listed in the accompanying index, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2, the Company restated its financial statements for the period ended July 30, 2004.

PricewaterhouseCoopers LLP
New York, New York
April 7, 2005, except for Note 2 as it relates to the 2004 financial statements, as to which the date is June 28, 2007.

The accompanying notes are an integral part of these consolidated financial statements.

DUANE READE HOLDINGS, INC.—SUCCESSOR
DUANE READE INC.—PREDECESSOR
Consolidated Statements of Operations
(In thousands)

	Successor			Predecessor
			Restated	Restated
	Fiscal Year	Fiscal Year	Period from	Period from
	Ended	Ended	July 31, 2004	Dec. 28, 2003
	December 30,	December 31,	through	through
	2006	2005	Dec. 25, 2004	July 30, 2004
Net sales	$1,584,778	$1,589,451	$670,568	$927,801
Cost of sales	1,260,215	1,287,855	546,351	745,973
Gross profit	324,563	301,596	124,217	181,828
Selling, general & administrative expenses	275,044	273,672	101,677	142,268
Transaction expenses	—	681	37,575	3,005
Labor contingency (income) expense	(18,004)	4,400	1,789	2,611
Depreciation and amortization	71,932	70,594	27,009	21,396
Store pre-opening expenses	305	364	365	470
Other (Note 19)	14,747	31,761	26,433	—
Operating (loss) income	(19,461)	(79,876)	(70,631)	12,078
Interest expense, net	56,947	50,004	15,880	7,977
Debt extinguishment	—	—	7,525	—
(Loss) income before income taxes	(76,408)	(129,880)	(94,036)	4,101
Income tax (expense) benefit	(2,956)	29,492	36,499	(1,046)
Net (loss) income	$(79,364)	$(100,388)	$(57,537)	$3,055

The accompanying notes are an integral part of these consolidated financial statements.

DUANE READE HOLDINGS, INC.
Consolidated Balance Sheets
(Dollars in thousands)

	December 30,	December 31,
	2006	2005
Assets
Current assets
Cash	$1,395	$1,362
Receivables, net	57,181	56,381
Inventories	218,924	231,578
Deferred income taxes	2,429	7,717
Prepaid expenses and other current assets	25,659	26,114
Total current assets	305,588	323,152
Property and equipment, net	208,148	224,896
Goodwill	70,384	70,171
Other assets, net	214,461	251,383
Total assets	$798,581	$869,602
Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$83,410	$72,711
Accrued interest	9,299	9,222
Accrued expenses	46,380	51,959
Current portion of long-term debt	157,122	135,693
Current portion of capital lease obligation	3,173	3,183
Total current liabilities	299,384	272,768
Long-term debt	405,032	405,032
Capital lease obligation, less current portion	7,137	10,314
Deferred income taxes	29,621	32,389
Other non-current liabilities	54,670	67,265
Total liabilities	795,844	787,768
Commitments and contingencies (Note 15)
Stockholder’s equity
Preferred stock, $0.01 par; authorized 50,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par; authorized 3,050,000 shares; issued and outstanding: 2,594,977 shares	26	26
Paid-in capital	239,807	239,472
Accumulated other comprehensive income	193	260
Accumulated deficit	(237,289)	(157,924)
Total stockholder’s equity	2,737	81,834
Total liabilities and stockholder’s equity	$798,581	$869,602

The accompanying notes are an integral part of these consolidated financial statements.

DUANE READE HOLDINGS, INC. — SUCCESSOR
DUANE READE INC. — PREDECESSOR
Consolidated Statements of Cash Flows
(In thousands)

	Successor			Predecessor
			Restated	Restated
	Fiscal Year	Fiscal Year	Period from	Period from
	Ended	Ended	July 31, 2004	Dec. 28, 2003
	December 30,	December 31,	through	through
	2006	2005	Dec. 25, 2004	July 30, 2004
Cash flows from operating activities:
Net (loss) income	$(79,364)	$(100,388)	$(57,537)	$3,055
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	75,882	74,510	28,568	22,497
Deferred income taxes	2,520	(30,150)	(37,208)	5,810
Debt extinguishment	—	—	4,425	—
Non-cash rent expense	10,956	13,243	6,221	4,383
Asset impairment charges	10,202	16,600	—	—
Reversal of labor contingency liability	(18,004)	—	—	—
Other non-cash charges	382	—	—	—
Changes in operating assets and liabilities (net of effect of acquisitions):
Receivables	(800)	1,675	(1,569)	(3,057)
Inventories	12,654	31,134	(1,682)	4,385
Accounts payable	10,699	(7,018)	14,673	(20,047)
Prepaid and accrued expenses	(4,572)	2,343	32,087	747
Other assets and liabilities, net	(8,939)	1,055	461	2,921
Net cash provided by (used in) operating activities	11,616	3,004	(11,561)	20,694
Cash flows from investing activities:
Capital expenditures	(25,112)	(25,214)	(10,360)	(17,552)
Lease acquisition, customer file and other costs	(6,458)	(8,484)	(11,013)	(14,067)
Proceeds on sales of assets	2,500	7,069	(2,192)	—
Purchase of Duane Reade	—	—	(413,684)	—
Net cash used in investing activities	(29,070)	(26,629)	(437,249)	(31,619)
Cash flows from financing activities:
Proceeds from subordinated note offering	—	—	195,000	—
Proceeds from floating rate note offering	—	47,750	160,000	—
Proceeds from term loan	—	—	155,000	—
Proceeds from additional capital	—	—	239,498	—
Repurchase of convertible notes	—	—	(201,000)	—
Repayment of term loans	—	—	(155,000)	—
Borrowings from revolving credit facility	1,850,549	1,833,698	743,186	941,503
Repayments of revolving credit facility	(1,829,120)	(1,851,875)	(670,661)	(930,511)
Deferred financing costs	(755)	(3,094)	(16,919)	(841)
Proceeds from exercise of stock options	—	—	—	1,126
Repayment of capital lease obligations	(3,187)	(2,821)	(303)	(266)
Net cash provided by financing activities	17,487	23,658	448,801	11,011
Net increase (decrease) in cash	33	33	(9)	86
Cash at beginning of year	1,362	1,329	1,338	1,252
Cash at end of year	$1,395	$1,362	$1,329	$1,338
Supplementary disclosures of cash flow information:
Cash paid for interest	$52,518	$45,108	$8,507	$5,974
Cash paid for taxes on income, net of refunds received	$198	$1,001	$(857)	$(697)
Property acquired under capital lease financing	$—	$13,529	$—	$1,831

The accompanying notes are an integral part of these consolidated financial statements.

DUANE READE HOLDINGS, INC.—SUCCESSOR
DUANE READE INC.—PREDECESSOR
Consolidated Statements of Stockholder’s Equity and Comprehensive Income (Loss)

							Accumulated
							Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive		Comprehensive
	Shares	Amount $	Shares	Amount $	Capital	(Deficit)	Income (Loss)	Total	Income (Loss)
Predecessor
Balance, December 27, 2003 as reported	—	$ —	24,403,550	$ 244	$ 331,917	$ (4,900)	$ —	$ 327,261	$ —
Impact of restatements	—	—	—	—	—	(8,631)	—	(8,631)	—
Balance, December 27, 2003 as restated	—	$ —	24,403,550	$ 244	$ 331,917	$ (13,531)	$ —	$ 318,630	$ —
Common stock issued for exercise of stock options	—	—	135,249	1	1,125	—	—	1,126	—
Net income—predecessor company	—	—	—	—	—	3,055	—	3,055	3,055
Balance, July 30, 2004	—	$ —	24,538,799	$ 245	$ 333,042	$ (10,476)	$ —	$ 322,811	$ 3,055

Successor
Cash proceeds from sale of common stock	—	$ —	2,594,977	$ 26	$ 239,472	$ —	$ —	$ 239,498	$ —
Net loss	—	—	—	—	—	(57,537)	—	(57,537)	(57,537)
Balance, December 25, 2004	—	$ —	2,594,977	$ 26	$ 239,472	$ (57,537)	$ —	$ 181,961	$ (57,537)

Interest rate hedge	—	—	—	—	—	—	260	260	$ 260
Net loss	—	—	—	—	—	(100,388)	—	(100,388)	(100,388)
Balance, December 31, 2005	—	$ —	2,594,977	$ 26	$ 239,472	$ (157,925)	$ 260	$ 81,834	$ (100,128)

Grant and recognition of stock options	—	—	—	—	335	—	—	335	$ —
Interest rate hedge	—	—	—	—	—	—	(67)	(67)	(67)
Net loss	—	—	—	—	—	(79,364)	—	(79,364)	(79,364)
Balance, December 30, 2006	—	$ —	2,594,977	$ 26	$ 239,807	$ (237,289)	$ 193	$ 2,737	$ (79,431)

The accompanying notes are an integral part of these consolidated financial statements.

DUANE READE HOLDINGS, INC.—SUCCESSOR
DUANE READE INC.—PREDECESSOR
Notes to Consolidated Financial Statements

1.                 Organization and Summary of Significant Accounting Policies

Duane Reade Holdings, Inc. was formed in December 2003 by Oak Hill Capital Partners, LP, a private equity firm (“Oak Hill”) in order to acquire Duane Reade Inc. and its subsidiaries (the “Acquisition”). Duane Reade Holdings, Inc. is a wholly-owned subsidiary of Duane Reade Shareholders, LLC, a parent entity also established to effectuate the Acquisition. The Acquisition was completed on July 30, 2004 through the merger of Duane Reade Acquisition (a wholly-owned subsidiary of Duane Reade Holdings, Inc.) into Duane Reade Inc. with Duane Reade Inc. being the surviving entity and a wholly-owned subsidiary of Duane Reade Holdings, Inc. after the merger transaction. As a result of the Acquisition and resulting change in control and change in historical cost basis of accounting, the operating results are presented separately for the predecessor period up to and including the closing date of the Acquisition (December 28, 2003 through July 30, 2004) and the successor periods following the closing date of the Acquisition (July 31, 2004 through December 25, 2004 and the fiscal years ended December 31, 2005 and December 30, 2006). The predecessor period financial statements include Duane Reade Inc. and all its subsidiaries and the successor period financial statements include Duane Reade Holdings, Inc. and all its subsidiaries. Duane Reade Holdings, Inc. had nominal activity and no operations prior to the completion of the Acquisition. Except where the context otherwise requires, all references to the “Company” in the Consolidated Financial Statements and these footnotes mean the predecessor for periods ending on or before July 30, 2004 and the successor for periods ending after July 30, 2004.

The Company, along with certain of its subsidiaries, is a guarantor of the debt obligations of Duane Reade Inc. and Duane Reade, the New York general partnership that holds the operating assets and liabilities (“Duane Reade GP”). The Company has no assets or operations other than its investment in its subsidiaries. Accordingly, the Consolidated Financial Statements present the consolidated net assets and operations of the subsidiaries. The guarantees provided by the Company and its other subsidiaries under the debt obligations of Duane Reade Inc. and Duane Reade GP (described in more detail in Note 10) are full and unconditional, joint and several.

The primary assets of Duane Reade Holdings, Inc. are its ownership of 100% of the outstanding common stock of Duane Reade Inc. Duane Reade Inc. owns 99% of the outstanding partnership interest of Duane Reade GP, and 100% of all of the outstanding common stock of DRI I Inc. DRI I Inc. owns the remaining 1% partnership interest in Duane Reade GP. Substantially all of the Company’s operations of 248 drugstores located in the metropolitan New York market are conducted through Duane Reade GP. In August 1999, two new subsidiaries, Duane Reade International, Inc. and Duane Reade Realty, Inc., were established. Duane Reade GP distributed to Duane Reade Inc. and DRI I Inc. all rights, title, and interest in all its trademarks, trade names and all other intellectual property rights. In turn, Duane Reade Inc. and DRI I Inc. made a capital contribution of these intellectual property rights to Duane Reade International. This change created a controlled system to manage and exploit these intellectual property rights separate and apart from the retail operations. In addition, Duane Reade GP distributed some of its store leases to Duane Reade Inc. and DRI I Inc., which in turn made a capital contribution of these leases to Duane Reade Realty. Duane Reade Realty is the lessee under certain store leases entered into after its creation. Duane Reade Realty subleases to Duane Reade GP the properties subject to those leases.

Significant accounting policies followed in the preparation of the Consolidated Financial Statements are as follows:

Principles of consolidation:   The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Reclassification:   Certain prior year balances have been reclassified to conform to the current year’s presentation.

Reporting year:   The fiscal year for the Company is the 52 or 53 week reporting period ending on the last Saturday in December. The 2006 fiscal year contains 52 weeks, while the 2005 fiscal year contains 53 weeks.

Receivables:   Receivables consist primarily of amounts due from various insurance companies, pharmacy benefit management companies and governmental agencies under third party payment plans for prescription sales and amounts due from vendors, a majority of which relate to promotional programs. The Company’s accounting policy, which is based on its past collection experience, is to fully reserve for all pharmacy receivables over 120 days old that are unpaid at the evaluation date, as well as any other pharmacy receivables deemed potentially uncollectible. Pharmacy receivables other than NY Medicaid are adjudicated at the point of sale and do not generally have issues of collectibility. Other receivables, which primarily consist of amounts due from vendors, are reserved for based upon a specific application of the Company’s historical collection experience to the total aged receivable balance. The Company has provided an aggregate allowance for doubtful accounts of $2.0 million at December 30, 2006 and $4.0 million at December 31, 2005. The carrying value of the Company’s receivables approximates fair value given the short-term maturity of these financial instruments.

Inventories and cost of sales:   Inventories are stated at the lower of cost or market with cost determined using the specific item average cost last-in, first-out (“LIFO”) method. When appropriate, provision is made for obsolete, slow-moving or damaged inventory. At December 30, 2006, inventories would have been $3.2 million lower if they were valued at the lower of specific item average cost first-in, first-out cost or market. The lower specific item average cost first-in, first-out valuation is due to an inventory purchase accounting step-up at July 30, 2004. The Company’s primary pharmaceutical supplier provides $30.0 million of inventory on a consignment basis. Prescription drug inventory over the consignment limit is owned. As of December 30, 2006 and December 31, 2005, there was approximately $45.3 million and $37.6 million, respectively, of prescription drug inventory over the $30.0 million consignment limit included in the Company’s consolidated balance sheets. Cost of sales includes all store occupancy related costs and expenses, consisting of lease and sublease related income and expenses, other real estate related income and expenses primarily resulting from the disposition of store leases, store utility costs and warehouse expenses and distribution costs. The Company reflects promotional allowances from vendors as a reduction of inventory or advertising expense, depending on the nature of the allowance, when such inventory is sold or advertising or promotions have been completed and the related allowances have been earned.

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

Other assets:   Deferred financing costs are amortized on a straight-line basis over the term of the underlying debt. Individual pharmacy customer files are amortized on a straight-line basis over their useful lives, generally the lesser of seven years or the remaining life of the store lease. Favorable leases are amortized on a straight-line basis over the remaining life of the lease. Non-competition contracts are amortized over three years.

In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes certain costs incurred in the development of internal-use software. The Company capitalized $4.1 million, $4.7 million, $2.4 million and $1.9 million of computer software during fiscal 2006, fiscal 2005 and the successor and predecessor periods of 2004, respectively. These capitalized costs are amortized over the useful life of the software, generally seven years.

Impairment:   The carrying values of intangible assets subject to amortization and long-lived assets are reviewed and evaluated for impairment by the Company annually at the balance sheet date and when events and circumstances indicate that the carrying amount of these assets may not be recoverable. For these intangible and long-lived assets, this evaluation is generally based on the future undiscounted operating cash flows of the related assets. Should such evaluation result in the Company concluding that the carrying amount of intangibles or long-lived assets has been impaired, an appropriate write-down to fair value based on discounted cash flows would be recorded. The Company’s most recent evaluation of long-lived assets under Statement of Financial Accounting Standards No. 144 as of December 30, 2006 resulted in an impairment charge of approximately $10.2 million for stores whose asset carrying values were greater than their undiscounted expected cash flows. There were no impairment charges recorded under SFAS No. 144 in fiscal 2005. Goodwill and indefinite lived intangibles that are not amortized are evaluated for impairment annually as of the year end balance sheet date and between annual tests in certain circumstances as required under Statement of Financial Accounting Standards No. 142. The Company employs a market multiple valuation technique utilizing other public chain drug retailers to develop a reasonable multiple. The Company’s most recent evaluation of goodwill and indefinite lived intangibles as of December 30, 2006 resulted in no impairment charge, as compared to an impairment charge of $16.6 million recorded against the value of the Company’s tradename at December 31, 2005.

Revenue recognition:   The Company recognizes revenues from the sale of merchandise at the time that the merchandise is sold. The Company does not accrue for product returns because the amounts are de minimis.

Advertising expenses:   Costs incurred to produce media advertising are charged to expense when the advertising takes place. For the 2006 fiscal year, the 2005 fiscal year and the successor and predecessor periods of 2004, advertising expense was $14.9 million, $16.3 million, $6.5 million and $7.2 million, respectively.

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

Sales taxes:   The Company reflects sales tax collected at the point-of-sale as a current liability, rather than as a component of revenue. Sales taxes collected in such a manner are remitted to the appropriate state authorities in accordance with their payment schedule.

Income taxes:   Income taxes are accounted for under the asset and liability method prescribed by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on the difference between the book and tax bases of the respective assets and liabilities as well as for the deferred tax effects of tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Valuation allowances are established when management determines that it is more likely than not that a deferred tax asset will not be realized. For the fiscal years ended December 30, 2006 and December 31, 2005, the Company’s balance sheet reflects valuation allowances of $68.5 million and $30.4 million, respectively. Please refer to Note 14 “Income Taxes’’ for additional information on this topic. The Company also establishes a reserve for costs of exposure on previously filed tax returns.

Recently issued accounting standards:   In December 2004, Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” was issued. This statement established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. The Company adopted the provisions of this statement effective January 1, 2006 and, as a result, recorded pre-tax compensation expense of approximately $0.3 million attributable to the vested portion of stock options granted after the adoption date.

In June 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections,” which requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes,” which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net earnings the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 is that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The Company has adopted SFAS No. 154, and such adoption has not had an effect on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company has adopted SFAS No. 155, and such adoption has not had an effect on its consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 effective with the quarter ended March 31, 2007, and such adoption did not have a material effect on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires misstatements to be quantified based on their impact on each of the financial statements and related disclosures. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB No. 108 as of December 30, 2006, and such adoption has not had an effect on its consolidated financial statements.

Employee stock option plans:   The board of directors of Duane Reade Holdings, Inc. adopted the Duane Reade Holdings, Inc. Management Stock Option Plan (the “New Option Plan”), which became effective on the date the Acquisition was completed. The New Option Plan is administered by the compensation committee of the board of directors. Any officer, employee, director or consultant of Duane Reade Holdings or any of its subsidiaries or affiliates is eligible to be designated a participant under the New Option Plan. As of December 30, 2006, a maximum of 370,293 shares of our common stock (on a fully diluted basis) may be granted under the New Option Plan.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the prospective transition method. Under that transition method, compensation expense recognized for the fiscal year ended December 30, 2006 includes the vested portion of share-based payments granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company has elected to recognize compensation expense on a straight-line basis over the vesting period of the respective options. Refer to Note 16 for additional information regarding stock option-based compensation expense.

Prior to the completion of the Acquisition on July 30, 2004, the Company maintained two stock-based employee compensation plans, which are also described more completely in Note 16.

The Company previously accounted for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. There was no stock-based employee compensation cost reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to stock-based employee compensation (dollars in thousands):

	Successor		Predecessor
		Restated	Restated
	Fiscal Year	Period from	Period from
	Ended	July 31, 2004	Dec. 28, 2003
	December 31,	through	through
	2005	Dec. 25, 2004	July 30, 2004
Net (loss) income, as reported	($100,388)	($57,537)	$3,055
Adjust: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects.(1)(2)	(3,155)	(280)	(2,607)
Pro forma net (loss) income	($103,543)	($57,817)	$448

(1)          Stock-based compensation expense in fiscal 2005 did not reflect any tax effect, as the Company recorded a valuation allowance during the period.

(2)          Includes expense of $2.0 million recorded in fiscal 2005 as a result of the replacement of the Company’s former Chairman and CEO, Mr. Anthony J. Cuti, on November 21, 2005.

The pro forma compensation expense for stock options has been estimated using the Black-Scholes option pricing model with the following assumptions as follows: For the 2005 fiscal year, the model assumes a dividend yield of 0%, expected volatility of 0%, a risk-free interest rate of 4.3% and an expected term of 7 years. For the period from July 30, 2004 through December 25, 2004, the model assumes a dividend yield of 0%, expected volatility of 0%, a risk-free interest rate of 4.1% and an expected term of 7 years. For the period from December 28, 2003 through July 30, 2004, the model assumes a dividend yield of 0%, expected volatility of 50%, a risk-free interest rate of 6.6% and an expected term of 8 years. These pro forma disclosures may not be representative of the effects on reported net income for future years since options vest over several years and options granted prior to 1995 are not considered.

For the 2005 fiscal year and the successor period of 2004, the weighted average fair value per share of the stock options granted in these periods calculated under the Black-Scholes option pricing methodology was $25.28 and $24.57, respectively.

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

General liability insurance claims:   Liabilities for the gross amount payable of general liability insurance claims are primarily related to customer accidents. The Company’s policy is to recognize such liabilities based on estimates of the ultimate settlement value of these claims, as well as for estimated incurred but unreported claims as of each balance sheet date. For a majority of the claims, the Company’s maximum self-insured portion of an individual claim does not exceed $250,000, although the Company’s historical claim settlement experience is significantly lower. The Company carries primary general liability insurance coverage above the self-insured limit of $15 million and also has a general liability umbrella policy attachment which provides up to $100 million of additional insurance coverage. At December 30, 2006 and December 31, 2005, the Company has recorded a liability of $4.5 million and $4.0 million, respectively, reflecting the estimated gross settlement value of its general liability claims.

Other loss contingencies:   Liabilities for loss contingencies are recorded when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable.

Significant vendor relationships:   The Company is party to multi-year, merchandise supply agreements in the normal course of business. The largest of these agreements is with AmerisourceBergen, the Company’s primary pharmaceutical supplier. Generally, these agreements provide for certain volume commitments and may be terminated by the Company, subject in some cases to specified termination payments, none of which, in management’s opinion, would constitute a material adverse effect on the Company’s results of operations, financial position or cash flows. It is the opinion of management that if any of these agreements were terminated or if any contracting party was to experience events precluding fulfillment of its obligations, the Company would be able to find a suitable alternative supplier.

2.                 Restatement Resulting from Audit Committee Investigation—

Investigation of Real Estate Transactions and Related Matters:

As previously disclosed, the Audit Committee of the Company, with the assistance of independent counsel (which engaged forensic accountants), conducted a review and investigation concerning certain real estate transactions and related matters and whether the accounting for such transactions was proper. That review and investigation has been completed.

As a result of the completion of the review and investigation, the Audit Committee determined that it will not be necessary to restate any previously-issued financial statements for any periods during the 2005 and 2006 fiscal years. However, the independent counsel identified approximately $14.4 million of pre-tax income from real estate transactions and related matters that occurred during the 2000 through 2004 fiscal years (the “Real Estate Related Transactions”) for which the Company’s accounting was concluded by the Company to be improper. Based on the conclusions of the independent counsel relating to the Real Estate Related Transactions, as described in more detail below, the Audit Committee determined, on May 22, 2007, that a restatement of the Company’s previously-issued financial statements as of and for the five months ended December 25, 2004, the seven months ended July 30, 2004 and the 2000 through 2003 fiscal years (collectively, the “Affected Periods”) was required. The restatements have had no material impact on the Company’s financial statements for any periods during the 2005 or 2006 fiscal years and are not expected to have a material impact on the Company’s financial statements for any periods in the 2007 fiscal year.

The independent counsel concluded that the Real Estate Related Transactions were orchestrated by the former Chairman and CEO, who was replaced in November 2005, and were expressly designed to overstate the Company’s income. The primary method used in the scheme was to make payments to certain entities that were ostensibly in respect of services provided by the entities and record the payments in connection with the Company’s acquisition of various leases. The payments were therefore capitalized as part of the Company’s lease acquisition costs and amortized over the lives of the related leases. These amounts were in turn paid back to the Company by the entities ostensibly for terminating operations in certain stores, not exercising certain real estate options and for taking other actions in respect of various leases (the “Company Actions”). The payments made to the Company were generally recorded as income at or about the time the agreements relating to the Company Actions were signed. According to the independent counsel’s report, in order to accomplish the scheme, the former Chairman and CEO made certain false representations to the Company’s Chief Financial Officer, other members of the management of the Company and the Company’s independent accountants concerning the structure and economic substance of the Real Estate Related Transactions. The independent counsel concluded that the agreements for the Real Estate Related Transactions between the entities and the Company had not been negotiated at arm’s length and that the purported consideration in those Real Estate Related Transactions was illusory and lacking in economic substance. The independent counsel therefore concluded that the circular payments to the entities by the Company and payments by the entities back to the Company should not have been made and should not have been reflected in the financial statements as originally reported. The restatement of the financial statements as of and for the Affected Periods includes the adjustments required to properly reflect those circular payments and resulting adjustments to the related amortization originally recorded.

The review and investigation of the independent counsel and the forensic accountants was completed on May 18, 2007. On May 22, 2007, the Company received a grand jury subpoena from the United States Attorney’s Office for the Southern District of New York seeking documents related to the above matters. The Company is cooperating fully with that investigation. In the Company’s arbitration proceeding against the former Chairman and CEO, on May 25, 2007, the U.S. Attorney’s office submitted a letter requesting a stay of the arbitration proceeding. The SEC has also requested that the Company provide it with information related to this matter. For more information regarding the arbitration proceeding, please see Note 15 to the audited financial statements contained within this report.

The Audit Committee’s conclusion that the financial statements for the Affected Periods should be restated was based on the conclusions of the independent counsel in the investigation and the accounting impact of the misstatements relating to real estate-related income, combined with the previously-disclosed misstatements described below under “Investigation of Credits and Rebillings.” The restatements of the financial statements as of and for the Affected Periods also include adjustments to correct those misstatements.

Investigation of Credits and Rebillings:   As previously disclosed, the Audit Committee of the Company, with the assistance of independent counsel, conducted and completed a review and investigation of the fiscal periods from 2000 through September 30, 2006, relating to arrangements originated by the former

CEO for the issuance of improper credits and the subsequent rebilling of such credits related to amounts paid to construction and other contractors at its stores and the related improper accounting. The Audit Committee completed its investigation prior to the filing of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006 on January 10, 2007.

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

Net income (loss) for all of the above-described periods would reflect the combined impact of the overstatement or understatement of income (loss) before income taxes and any related changes in income tax expense (benefit).

The credit/rebilling practice resulted in the overstatement of net property and equipment in all periods since the re-billings occurred. As a result of the overstatement of net property and equipment and related purchase accounting adjustments made in connection with the Acquisition, goodwill was also understated.

In addition, as a part of its investigation, the Audit Committee also examined certain invoices from store maintenance and other contractors to determine whether the amounts paid to those contractors were accounted for properly. The Audit Committee concluded that any misstatements with respect to such invoices were inconsequential.

Summary Tables:   The following tables summarize the restatements of the financial statements for the Affected Periods:

Duane Reade Holdings, Inc. (Successor)
Duane Reade Inc. (Predecessor)
Profit & Loss Restatement
(in thousands)

		Successor	Predecessor
		Period from	Period from
		7/31/04 to	12/28/03 to
		12/25/04	7/30/04
Cost of sales	as previously reported	$542,897	$745,090
	adjustment—Credits & Rebillings	—	—
	adjustment—Real Estate	3,454	883
	as restated	$546,351	$745,973
Gross profit	as previously reported	$127,671	$182,711
	adjustment—Credits & Rebillings	—	—
	adjustment—Real Estate	(3,454)	(883)
	as restated	$124,217	$181,828
Selling, general and administrative	as previously reported	$101,677	$142,293
expenses	adjustment—Credits & Rebillings	—	—
	adjustment—Real Estate	—	(25)
	as restated	$101,677	$142,268
Depreciation and amortization	as previously reported	$27,051	$21,902
expenses	adjustment—Credits & Rebillings	—	(323)
	adjustment—Real Estate	(42)	(183)
	as restated	$27,009	$21,396
Operating (loss) income	as previously reported	$(67,219)	$12,430
	adjustment	(3,412)	(352)
	as restated	$(70,631)	$12,078
Earnings (loss) before tax	as previously reported	$(90,624)	$4,453
	adjustment	(3,412)	(352)
	as restated	$(94,036)	$4,101
Income tax (benefit) provision	as previously reported	$(35,175)	$1,136
	adjustment	(1,324)	(90)
	as restated	$(36,499)	$1,046
Net (loss) income	as previously reported	$(55,449)	$3,317
	adjustment	(2,088)	(262)
	as restated	$(57,537)	$3,055

Duane Reade Holdings, Inc. (Successor)
Duane Reade Inc. (Predecessor)
Cash Flow Restatement
(in thousands)

		Successor	Predecessor
		Period from	Period from
		7/31/04 to	12/28/03 to
		12/25/04	7/30/04
Net income (loss)	as previously reported	$(55,449)	$3,317
	adjustment	(2,088)	(262)
	as restated	$(57,537)	$3,055
Depreciation and amortization expenses	as previously reported	$28,610	$23,003
	adjustment	(42)	(506)
	as restated	$28,568	$22,497
Deferred income taxes	as previously reported	$(35,884)	$5,900
	adjustment	(1,324)	(90)
	as restated	$(37,208)	$5,810
Net cash provided by (used in) operating activities	as previously reported	$(8,107)	$21,552
	adjustment	(3,454)	(858)
	as restated	$(11,561)	$20,694
Lease acquisition, customer file and other costs	as previously reported	$14,467	$14,925
	adjustment	(3,454)	(858)
	as restated	$11,013	$14,067
Net cash used in investing activities	as previously reported	$440,703	$32,477
	adjustment	(3,454)	(858)
	as restated	$437,249	$31,619

Duane Reade Holdings, Inc. (Successor)
Duane Reade Inc. (Predecessor)
Stockholder’s Equity Restatement
(in thousands)

		Successor	Predecessor
		Period from	Period from
		7/31/04 to	12/28/03 to
		12/25/04	7/30/04
Accumulated deficit	as previously reported	$(55,449)	$(1,583)
	adjustment	(2,088)	(8,893)
	as restated	$(57,537)	$(10,476)
Comprehensive income (loss)	as previously reported	$(55,449)	$3,317
	adjustment	(2,088)	(262)
	as restated	$(57,537)	$3,055
Stockholders’ equity	as previously reported	$184,049	$331,704
	adjustment	(2,088)	(8,893)
	as restated	$181,961	$322,811

As at December 27, 2003, the cumulative impact on accumulated deficit was an increase of $8,631 and the cumulative impact on Stockholders’ equity was a decrease of $8,631.

Certain of the figures presented in the Company’s balance sheet as of December 31, 2005 reflect the impact of the above adjustments and are different from previously published amounts. These revisions, which the Company deems immaterial, affect the balances of property and equipment, goodwill and accumulated deficit, among other line items. In summary the revisions are as follows: an increase to goodwill of $2.4 million, a decrease to property and equipment of $4.2 million and an increase to accumulated deficit of $2.1 million.

3.   Acquisition of Duane Reade Inc.

On July 30, 2004, Duane Reade Holdings, Inc. indirectly acquired all of the outstanding shares of Duane Reade Inc., a publicly held corporation. The financial statements designated as “Predecessor” reflect the operations of Duane Reade prior to the Acquisition and the financial statements designated as “Successor” reflect the operations and accounts of Duane Reade Holdings, Inc. and its subsidiaries subsequent to the Acquisition.

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

•       Duane Reade Inc. and Duane Reade GP issued $195.0 million of 9 3/4% senior subordinated notes due 2011;

•       The former Chairman and CEO forfeited the right to receive various payments under his existing employment contract and received, among other things, a profits interest in Duane Reade Shareholders, LLC and options in Duane Reade Holdings, Inc.; and

•       the other members of senior management forfeited the right to receive approximately $4.2 million of payments under existing contracts, and the Company issued them phantom stock representing, in the aggregate, up to an approximately 1.5% fully diluted economic interest in the Company.

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

(millions)
Sources of Funds
Equity contribution	$239.5
Revolver borrowings	153.8
Senior term loan	155.0
Senior subordinated notes	195.0
Senior management phantom shares	4.2
Total sources of funds	$747.5
Uses of Funds
Purchase of outstanding stock	$404.9
Repayment of existing revolver	81.8
Repayment of senior convertible notes	203.2
Transaction fees and expenses	57.6
Total uses of funds	$747.5

The acquisition cost for the Company of $413.7 million includes the $404.9 million cost of acquiring the Duane Reade Inc. stock and certain additional transaction fees and expenses. The remaining transaction fees and expenses included in the sources and uses above were expensed or included in deferred financing costs.

The following summarizes the opening balance sheet of Duane Reade Holdings, Inc. which includes the application of purchase adjustments to record the acquisition of assets and liabilities at fair value at the Acquisition date:

July 30, 2004 (restated)
(in thousands)
Cash	$83,785
Receivables	49,578
Inventories	258,870
Deferred taxes	11,787
Other assets	20,734
Total current assets	424,754
Property and equipment	221,362
Goodwill	70,171
Customer lists	96,500
Favorable leases	108,929
Tradename	62,600
Other assets	54,083
Total assets	$1,038,399
Accounts payable	$65,482
Accrued expenses	32,669
Current debt	751
Total current liabilities	98,902
Debt	553,372
Deferred taxes	103,664
Other non-current liabilities	42,963
Total liabilities	798,901
Equity	239,498
Total liabilities and equity	$1,038,399

The amounts assigned to customer lists and favorable leases are being amortized to income over a weighted average life of 5.3 and 6.0 years respectively. The amount assigned to the tradename is not subject to amortization. The Company will generally carry over the historic tax basis of the net assets acquired, therefore the goodwill from this transaction is not tax deductible.

4.   Pharmacy and Customer File Acquisitions

During the 2005 fiscal year and the predecessor and successor periods of 2004, the Company acquired individual pharmacy customer files (which were merged into existing stores) and the operations, including certain lease-related assets, of a number of pharmacy establishments (which were operated as new stores). During the 2006 fiscal year, the Company did not acquire any pharmacy customer files or pharmacy establishments. The table below provides detail of this acquisition activity for each of the periods presented (dollars in millions).

	Successor			Predecessor
	Fiscal Year	Fiscal Year	Period from	Period from
	Ended	Ended	July 31, 2004	Dec. 28, 2003
	December 30,	December 31,	through	through
	2006	2005	Dec. 25, 2004	July 30, 2004
Customer prescription files	—	4	2	6
Pharmacy establishments	—	—	4	1
Total acquisitions	—	4	6	7
Purchase price allocation:
Identifiable intangibles	$—	$2.4	$5.9	$7.2
Goodwill	—	—	—	0.9
Inventory	—	0.4	1.5	1.3
Property and equipment	—	—	0.3	—
Other assets	—	—	0.2	—
Accruals and liabilities	—	(0.3)	(0.5)	(0.3)
Total	$—	$2.5	$7.4	$9.1

The acquired operations have been included in the consolidated statements of operations from the date of acquisition and did not have a material effect on the reported results of operations of the Company for the periods presented.

5.   Receivables

Receivables are summarized as follows (in thousands):

	December 30, 2006	December 31, 2005
Third party pharmacy plans	$39,392	$37,045
Due from vendors	15,196	19,539
Credit cards and other receivables	4,632	3,826
Subtotal	59,220	60,410
Less: allowance for doubtful accounts	(2,039)	(4,029)
Receivables, net of allowances	$57,181	$56,381

6.   Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are summarized as follows (in thousands):

	December 30, 2006	December 31, 2005
Prepaid rent / real estate receivables	$14,094	$12,993
Insurance claims receivable	1,739	1,882
Prepaid insurance	1,041	1,059
Prepaid cigarette taxes	910	965
Prepaid equipment leases & maintenance contracts	1,270	1,605
Miscellaneous prepaids & receivables	6,605	7,610
	$25,659	$26,114

7.   Property and Equipment

Property and equipment are summarized as follows (in thousands):

	December 30, 2006	December 31, 2005
Furniture, fixtures and equipment	$128,705	$121,039
Building and leasehold improvements including construction in progress	155,477	145,445
	284,182	266,484
Less accumulated depreciation and amortization	76,034	41,588
	$208,148	$224,896

Depreciation and amortization of property and equipment was $33.7 million, $32.2 million, $11.8 million and $14.6 million in fiscal 2006, fiscal 2005 and the successor and predecessor periods of 2004, respectively.

8.   Other Assets

Other assets are summarized as follows (in thousands):

	December 30, 2006	December 31, 2005
Favorable leases (net of accumulated amortization of $42,507 and $23,785)	$77,097	$87,681
Pharmacy customer lists (net of accumulated amortization of $45,049 and $25,553)	57,745	77,312
Tradename	46,000	46,000
Deferred financing costs (net of accumulated amortization of $9,424 and $5,474)	15,750	18,945
Software & systems development costs (net of accumulated amortization of $5,540 and $3,208)	14,780	13,652
Security deposits	2,153	2,349
Other	936	5,444
	$214,461	$251,383

For the fiscal years ended December 30, 2006 and December 31, 2005 and the successor and predecessor periods of fiscal 2004, amortization of intangible assets was $38.3 million, $38.4 million, $15.2 million and $6.8 million, respectively. Amortization expense includes amortization of software and system development costs amounting to $2.9 million, $2.6 million, $0.6 million and $1.1 million, respectively. For the 2007 through 2011 fiscal years, the Company expects to incur annual expenses related to the amortization of existing intangible assets of $35.1 million, $32.0 million, $29.3 million, $22.4 million and $10.0 million, respectively.

In fiscal 2005, as the result of an impairment analysis performed under the guidelines set forth in SFAS No. 142, the Company recorded an impairment charge of $16.6 million which reduced the carrying value of the Company’s tradename from $62.6 million to $46.0 million.

9.   Accrued Expenses

Other accrued expenses are summarized as follows (in thousands):

	December 30, 2006	December 31, 2005
Accrued salaries and benefits	$14,128	$8,685
Insurance related claims costs	4,480	4,531
Sales tax payable	1,622	2,115
Expense payables	5,988	5,711
Accrued professional fees	3,074	4,895
Closed store reserves	3,563	10,051
Accrued rent	1,176	2,603
Accrued legal liabilities	1,270	2,902
Other	11,079	10,466
	$46,380	$51,959

10.   Debt

Debt is summarized as follows (in thousands):

	December 30,	December 31,
Description of Instrument	2006	2005
Current Debt:
Asset-Based Revolving Loan Facility(1)	$157,122	$135,693
Non-Current Debt:
Senior Floating Rate Notes due 2010	210,000	210,000
9.75% Senior Subordinated Notes due 2011	195,000	195,000
2.1478% Senior Convertible Notes due 2022	32	32
Total	405,032	405,032
Total Debt	$562,154	$540,725

(1)          Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt and the Company does not meet the criteria of SFAS No. 6 to reclassify the debt as long-term. However, this is not an indication that this credit facility is expected to be retired within the next year. The Company intends to continue to use this facility for its working capital needs through the date of its recently extended maturity in 2011.

Asset-Based Revolving Loan Facility.   On July 22, 2004, in connection with the Acquisition, the asset-based revolving loan facility was amended to increase the borrowing capacity to an aggregate principal amount of $250 million, subject to an adjusted borrowing base calculation based upon specified advance rates against the value of inventory, pharmacy prescription files and accounts receivable. The original maturity date of the amended asset-based revolving loan facility was July 21, 2008. In August 2005, in conjunction with the issuance of $50.0 million aggregate principal amount of senior secured floating rate notes due 2010, the Company permanently reduced the maximum availability under the amended asset-

based revolving loan facility by $25.0 million to $225.0 million. On July 7, 2006, the Company entered into a further amendment to the amended asset-based revolving loan facility to extend its maturity from July 21, 2008 to July 21, 2011, subject to the requirement that the Company refinance or restructure the $210.0 million aggregate principal amount of the senior secured floating rate notes due 2010 and the $195.0 million aggregate principal amount of the 9.75% senior subordinated notes due 2011, in each case, on terms reasonably acceptable to the administrative agent and at least 120 days prior to each’s respective scheduled maturity date. The Company fully intends to refinance or restructure the outstanding principal amounts of its senior secured floating rate notes and senior subordinated notes within the required timeframe, in accordance with the requirements of the third amendment.

The amended asset-based revolving loan facility includes a $50 million sub-limit for the issuance of letters of credit. Obligations under the revolving loan facility are collateralized by a first priority interest in inventory, receivables, pharmacy prescription files, deposit accounts and certain other current assets. Under the amended asset-based revolving loan facility, Duane Reade GP is the sole obligor. However, the amended asset-based revolving loan facility is guaranteed on a full and unconditional basis by the Company, Duane Reade Inc. and each of the Company’s other domestic subsidiaries other than the obligor.

The amended asset-based revolving loan facility contains a single fixed charge coverage requirement which only becomes applicable when borrowings exceed 90 percent of the borrowing base, as defined in the agreement governing the amended asset-based revolving loan facility. The July 2006 amendment reduced the ratios that the Company would be required to maintain in this event. Borrowings under the amended asset-based revolving loan facility have not exceeded 90 percent of the borrowing base and, as a result, the fixed charge covenant has not become applicable. There are no credit ratings related triggers in the amended asset-based revolving loan facility that would impact the cost of borrowing, annual amortization of principal or related indebtedness maturity.

Revolving loans under the amended asset-based revolving loan facility, at the Company’s option, bear interest at either:

•       a rate equal to LIBOR (the London Interbank Offered Rate) plus a margin of from 1.00% to 2.00%, determined based on levels of borrowing availability reset each fiscal quarter; or

•       a rate equal to the prime rate of Banc of America Retail Group Inc. plus a margin of from 0.00% to 0.50%, determined based on levels of borrowing availability reset each fiscal quarter. Borrowings under the amended facility continue to be primarily LIBOR-based. At December 30, 2006, the amended asset-based revolving loan facility bore interest at a weighted average annual rate of 6.94%.

At December 30, 2006, there was $157.1 million outstanding under the amended asset-based revolving loan facility, and approximately $57.4 million of remaining availability, net of $5.5 million reserved for outstanding standby letters of credit. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt, and the Company does not meet the criteria of  Statement of Financial Accounting Standards No. 6, “Classification of Short Term Obligations Expected to be Refinanced,” to reclassify the debt as long-term.

As a result of the investigation carried out by the Company’s Audit Committee, the Company failed to timely file this annual report on Form 10-K for the year ended December 30, 2006, and as of the date of the filing of this Form 10-K, the Company had not filed its quarterly report on Form 10-Q for the quarter ended March 31, 2007 (which was required to be filed with the SEC on or before May 15, 2007). Such failures are defaults under the indentures governing the Company’s senior secured floating rate notes and the indenture governing the Company’s senior subordinated notes but will not become events of default or result in the acceleration of those notes until after the expiration of the relevant grace periods. The lenders under the Company’s amended asset-based revolving loan facility have waived the default relating to the Company’s failure to file its Form 10-K until June 29, 2007, and they have also waived the default relating to the Company’s failure to file its Form 10-Q until July 15, 2007. The filing of this 10-K has cured the default relating to its late filing, and the Company anticipates it will be able to file the Form 10-Q prior to July 15, 2007.

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

The senior secured notes bear interest at a floating rate of LIBOR plus 4.50%, reset quarterly. Interest on the senior secured notes is payable quarterly on each March 15, June 15, September 15, and December 15. The senior secured notes mature on December 15, 2010. At December 30, 2006, the senior secured notes bore interest at an annual rate of 9.86%.

On May 25, 2005, the Company entered into a hedging transaction through the acquisition of a “no cost collar.”  Under this arrangement, the Company capped its exposure on $130.0 million of LIBOR-based borrowings under the senior secured notes at a maximum LIBOR rate of 5.30%. In addition, the Company established a minimum “floor” LIBOR rate of 3.45% in line with then current LIBOR rates. This hedging arrangement expires on June 16, 2008. The changes in the fair value of the hedge agreement are reflected on the Consolidated Statements of Stockholder’s Equity and Comprehensive Income (Loss) included within the financial statements. At December 30, 2006, the LIBOR rate in effect for the senior secured notes was 5.36%, which exceeded the maximum rate under the “no cost collar.” As a result, the protection afforded by the “no cost collar” reduced the overall effective interest rate on the senior secured notes to 9.82%.

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

At December 30, 2006, the weighted average combined interest rate in effect on all variable rate debt outstanding, including the benefit afforded by the “no cost collar,” was 8.59%.

Senior Subordinated Notes due 2011.   On July 30, 2004, upon completion of the Acquisition, Duane Reade Inc. and Duane Reade GP co-issued $195.0 million of 9.75% senior subordinated notes due 2011. The senior subordinated notes mature on August 1, 2011 and bear interest at 9.75% per annum payable in semi-annual installments on February 1 and August 1. The senior subordinated notes are uncollateralized obligations and subordinated in right of payment to all of the Company’s, Duane Reade Inc.’s and Duane Reade GP’s existing and future unsubordinated indebtedness, including borrowings under the amended asset-based revolving loan facility and the senior secured notes. The senior subordinated notes will rank equally with any future senior subordinated indebtedness and senior to any future subordinated indebtedness. The senior subordinated notes are guaranteed on an uncollateralized, senior subordinated basis by the Company and all of Duane Reade Inc.’s existing direct and indirect domestic subsidiaries other than Duane Reade GP, which is a co-obligor under the senior subordinated notes. Upon the occurrence of specified change of control events, the Company will be required to make an offer to repurchase all of the senior subordinated notes at 101% of the outstanding principal amount of the senior subordinated notes plus accrued and unpaid interest to the date of repurchase. The indenture governing the senior subordinated notes contains certain affirmative and negative covenants that limit the ability of Duane Reade Inc., Duane Reade GP and their restricted subsidiaries to incur additional indebtedness, pay dividends, make repayments on indebtedness that is subordinated to the senior subordinated notes and to make certain other restricted payments, incur certain liens, use proceeds from sales of assets, enter into business combination transactions (including mergers, consolidations and asset sales), enter into transactions with affiliates and permit restrictions on the payment of dividends by restricted subsidiaries. The indenture governing the senior subordinated notes contains customary events of default, which, if triggered, may result in the acceleration of the indebtedness outstanding under the indenture. There are no credit ratings related triggers in the indenture governing the senior subordinated notes that would impact the cost of borrowing, annual amortization of principal or related indebtedness maturity.

2.1478% Senior Convertible Notes due 2022.   On April 16, 2002, Duane Reade Inc. completed an offering of $381.5 million aggregate principal amount of senior convertible notes maturing on April 16, 2022 (the “Convertible Notes”). The Convertible Notes were issued at a price of $572.76 per note (57.276% of the principal amount at maturity) and pay cash interest at the rate of 2.1478% per year on the principal amount at maturity, payable semi-annually in arrears on April 16 and October 16 of each year beginning on October 16, 2002, until April 16, 2007. After that date, interest will accrue on the notes as amortization of the original issue discount representing a yield to maturity of 3.75% per year, computed on a semi-annual bond equivalent basis. In December 2002, Duane Reade Inc. repurchased a total of $30.5 million principal value of the Convertible Notes at an average purchase price of $486.99 per $1,000 note, resulting in a remaining net outstanding balance of $201.0 million.

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

At December 30, 2006, the aggregate maturities of debt are as follows: (dollars in thousands):

2010	$210,000
2011	352,122
Thereafter	32
$562,154

11.   Capital Lease Obligations

The Company has entered into several capital lease agreements for the purpose of acquiring photo processing and point-of-sale equipment for use in its stores. The capital lease obligations are payable in monthly installments and bear interest at a weighted average rate of 12.8%. At December 30, 2006, the aggregate maturity of the capitalized lease obligations and the present value of the net minimum lease payments are as follows (in thousands):

2007	$4,310
2008	4,175
2009	3,947
12,432
Less amounts representing interest	2,122
10,310
Less current maturities	3,173
$7,137

At December 30, 2006, assets acquired under capital leases and the corresponding accumulated amortization amounts were $15.1 million and $6.2 million, respectively.

12.   Other Non-current Liabilities

At December 30, 2006, non-current liabilities consisted of the following:

	December 30,	December 31,
	2006	2005
Deferred rent	$30,058	$19,464
Labor contingency	—	20,694
Deferred credits	14,532	11,010
Phantom stock liability	1,454	4,199
Closed store reserve	3,707	2,987
Other	4,919	8,911
	$54,670	$67,265

Deferred credits primarily reflects landlord allowances that will be recognized over the lives of the respective lease agreements. The phantom stock liability represents the value of shares of common stock pledged to certain of the Company’s Senior Vice Presidents in exchange for certain forfeited payments to which they were entitled in connection with the completion of the Acquisition.

13.   Stockholder’s Equity

Common Stock of Duane Reade Holdings, Inc.   As of December 30, 2006, Duane Reade Holdings, Inc.’s common stock consisted of 3,050,000 authorized shares, par value $0.01 per share, of which 2,594,977 shares were issued and outstanding. All of the outstanding shares of Duane Reade Holdings, Inc. are beneficially owned by Duane Reade Shareholders, LLC. Oak Hill, together with the equity co-investors, owns on a fully diluted basis 100% of the outstanding membership interests in Duane Reade Shareholders, LLC.

Preferred Stock of Duane Reade Holdings, Inc.   As of December 30, 2006, Duane Reade Holdings, Inc.’s preferred stock consisted of 50,000 authorized shares, par value $0.01 per share, of which there were no shares issued or outstanding.

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

Preemptive Rights Agreement

A preemptive rights agreement was entered into among certain Oak Hill entities, Duane Reade Shareholders, Duane Reade Holdings, Duane Reade Inc. and Messrs. Cuti, Charboneau, LaBeau, Henry and Ray. The preemptive rights agreement contains, among other things, certain preemptive rights for management, providing that certain equity securities issued by Duane Reade Shareholders or any of its subsidiaries to the members of Duane Reade Shareholders (other than Mr. Cuti) must dilute the interests of all of the parties to the preemptive rights agreement on a proportionate basis. In connection with any such issuance of equity securities, each of Messrs. Cuti, Charboneau, LaBeau, Henry and Ray have the right to purchase from the issuing entity a percentage of equity securities being issued equal to their percentage interest (including phantom stock interest) in Duane Reade Holdings as of such time (and, in the case of Mr. Cuti, taking into account his interest in Duane Reade Shareholders as of such time). To the extent any such members of management no longer maintain equity interests in Duane Reade Shareholders or any of its subsidiaries, they will cease to be beneficiaries of the preemptive rights agreement. Messrs. Charboneau and  LaBeau no longer maintain equity interests in Duane Reade Inc. or any of its subsidiaries.

Prior to the completion of the Acquisition, Stockholder’s Equity included Preferred Stock and Common Stock as described below:

Preferred Stock—Duane Reade Inc’s preferred stock was composed of two separate issues: (a) Preferred stock, par value $0.01 per share, consisting of 5,000,000 authorized shares, of which there were no shares issued or outstanding at July 30, 2004, and (b) Series A preferred stock, par value $0.01 per share, consisting of 75,000 authorized shares, of which there were no shares issued or outstanding at July 30, 2004. The Series A preferred shares were reserved for issuance in the event that the Shareholder Rights Plan was enacted in response to a potential attempted change of control.

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

Common Stock—Duane Reade Inc’s authorized common stock, par value $.01 per share, consisted of 75,000,000 authorized shares of which 24,538,799 shares were issued and outstanding at July 30, 2004.

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

In connection with the completion of the Acquisition, each of the outstanding common shares of Duane Reade Inc. was converted into the right to receive cash consideration of $16.50 per share, without interest. On July 30, 2004, a total of $404.9 million was paid to shareholders in connection with the purchase by Duane Reade Acquisition Inc. of all outstanding shares of Duane Reade Inc. common stock. Following the completion of the Acquisition, Duane Reade Inc. common stock was de-listed from the New York Stock Exchange and is no longer publicly traded.

14.          Income Taxes

The income tax provision for the 2006 and 2005 fiscal years and the successor and predecessor periods of fiscal 2004 consists of the following (in thousands):

	Successor			Predecessor
			Restated	Restated
			Period from	Period from
	Fiscal Year	Fiscal Year	July 31, 2004	Dec. 28, 2003
	Ended	Ended	through	through
	Dec. 30, 2006	Dec. 31, 2005	Dec. 25, 2004	July 30, 2004
Current:
Federal	$—	$217	$—	$(4,439)
State & Local	436	780	218	(246)
Deferred:
Federal	1,881	(15,402)	(29,027)	5,850
State & Local	639	(15,087)	(7,690)	(120)
Total expense (benefit)	$2,956	$(29,492)	$(36,499)	$1,046

Deferred tax assets and liabilities are determined based on the difference between the book and tax bases of the respective assets and liabilities at December 30, 2006 and December 31, 2005 and are summarized as follows (in thousands):

	December 30, 2006	December 31, 2005
Deferred tax assets (liabilities)—current:
Deferred income	$1,110	$1,213
Inventories	(2,416)	(2,385)
Reserves	12,182	13,557
Other, net	265	177
	11,141	12,562
Less: Valuation allowance	(8,712)	(4,845)
Deferred income taxes—current asset (liability)	$2,429	$7,717
Deferred tax assets (liabilities)—non-current:
Deferred rent	$13,720	$8,860
Deferred income	5,177	3,385
Long lived assets	(87,500)	(103,468)
Labor contingency and other reserves	4,425	15,281
Alternative minimum tax credits	1,668	1,668
Wage-based and other tax credits	10,554	10,212
Net operating losses	78,262	52,280
Other, net	3,821	4,915
	30,127	(6,867)
Less: Valuation allowance	(59,748)	(25,522)
Deferred income taxes—non-current (liability) asset	($29,621)	($32,389)
Total net deferred tax (liabilities) assets	($27,192)	($24,672)

As a result of the Company’s significant loss incurred in 2006 and its anticipated future performance based on recently completed projections, the Company evaluated the need to record a valuation allowance against its net deferred tax assets as part of the 2006 tax provision accounting procedures.

The evaluation undertaken included a review of the individual deferred tax components and a corresponding analysis of the anticipated time period during which the “book vs. tax” differences giving rise to the specific assets and liabilities would reverse. Based on the results of this analysis, the Company determined that except for two specific deferred tax liability items, all other deferred tax assets and liabilities were expected to reverse within the same period. The non-reversing items total $27.2 million and include post-2004 goodwill of $6.2 million and the deferred tax liability of $21.0 million associated with the tradename. Because these items are not amortized for financial statement purposes, a reversal of the corresponding deferred tax liability is not expected to occur within the expiration period.

In fiscal 2006, fiscal 2005 and the successor period of 2004, the Company generated net operating losses of approximately $53.5 million, $62.7 million and $48.9 million, respectively. The federal net operating losses can be carried forward 20 years and will begin to expire in fiscal year 2018. The New York state and New York city net operating losses can be carried forward for a period ranging between 15 and 20 years and will begin to expire in fiscal year 2007. The New Jersey net operating losses can be carried forward seven years and will begin to expire in fiscal year 2011. The federal and state tax effects of these net operating losses are reflected as a tax benefit in the deferred income tax provision.

Additional deferred tax assets include federal and state tax credits totaling $12.2 million, including New York state Zone Equivalent Area credits of $5.1 million and combined federal Work Opportunity and Alternative Minimum Tax credits of $4.5 million, each of which can be carried forward indefinitely.

Realization of these assets is dependent on generating sufficient taxable income in future periods. Based on historical taxable income and projections of future taxable income over the periods that the deferred tax assets are deductible, management believes that it is more likely than not that the deferred tax assets will not be realized and has therefore established a valuation allowance against the deferred tax assets.

At December 30, 2006, the Company has approximately $141.3 million of gross deferred tax assets and approximately $100.0 million of gross deferred tax liabilities, resulting in a net deferred tax asset of $41.3 million. After adjusting for the value of the deferred tax liabilities that do not reverse, the resulting cumulative valuation allowance amounts to $68.5 million, of which $30.4 million was recorded in 2005 and $38.1 million was recorded in 2006.

The provision for income taxes for the 2006 fiscal year, the 2005 fiscal year and the successor and predecessor periods of fiscal 2004 differs from the amounts of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax (loss) income as a result of the following (dollars in thousands):

	Successor						Predecessor
					Restated		Restated
	Fiscal Year		Fiscal Year		Period from		Period from
	Ended		Ended		July 31, 2004		Dec. 28, 2003
	December 30,		December 31,		through		through
	2006		2005		Dec. 25, 2004		July 30, 2004
Pre-tax (loss) income	$(76,408)	100.0%	$(129,880)	100.0%	$(94,036)	100.0%	$4,101	100.0%
Statutory rate	(26,743)	35.0	(45,458)	35.0	(32,913)	35.0	1,435	35.0
State and local taxes, net of federal tax benefit	(8,112)	10.6	(13,463)	10.4	(7,379)	7.8	172	4.2
Transaction costs	—	—	—	—	4,160	(4.4)	—	—
Tax credits	(328)	0.4	48	(0.0)	(423)	0.4	(592)	(14.4)
Other	46	(0.1)	(986)	0.8	56	(0.1)	31	0.8
	(35,137)	46.0	(59,859)	46.1	(36,499)	38.8	1,046	25.5
Change in valuation allowance	38,093	(49.9)	30,367	(23.4)	—	—	—	—
Income tax provision (benefit)	$2,956	(3.9)%	$(29,492)	22.7%	$(36,499)	38.8%	$1,046	25.5%

Employment tax credits represent the benefits earned by the Company for its participation in various Federal and state hiring incentive programs. These benefits are based on the number of qualifying employees hired and retained by the Company for a specified time period. Employees qualify for these hiring programs primarily as a result of their enrollment in various economic assistance programs or based upon the duration of their employment at certain qualifying locations.

15.          Commitments and Contingencies

Leases:   Duane Reade leases its store facilities under operating lease agreements expiring on various dates through the year 2033. In addition to minimum rentals, certain leases provide for annual increases based upon real estate tax increases, maintenance cost increases and inflation. Generally, the Company obtains a free rent period during the construction of leasehold improvements for stores. Additionally, the Company’s leases provide for escalations over the term of the lease. Rent expense, including deferred rent, real estate taxes and other rent-related costs and income for the fiscal years ended December 30, 2006 and December 31, 2005 and the successor and predecessor periods of fiscal 2004 was $145.1 million, $146.3 million, $59.7 million and $77.7 million, respectively.

Minimum annual cash rent obligations under non-cancelable operating leases at December 30, 2006 (including obligations under new store leases entered into but not opened as of December 30, 2006) are as follows (in thousands):

2007	$126,414
2008	127,755
2009	124,048
2010	117,427
2011	113,396
2012 to 2016	464,362
2017 to 2021	227,423
2022 to 2026	41,533
2027 to 2031	1,683
2032 to 2033	241
Total	$1,344,282

Income anticipated to be received during the periods shown above in connection with sub-lease arrangements existing at December 30, 2006 amounts to $46.4 million.

Purchase Commitments:   The Company is party to multi-year, merchandise supply agreements in the normal course of business. The largest of these agreements is with AmerisourceBergen, the Company’s primary pharmaceutical supplier. Generally, these agreements provide for certain volume commitments and may be terminated by the Company, subject in some cases to specified termination payments, none of which, in management’s opinion, would constitute a material adverse effect on the Company’s results of operations, financial position or cash flows. It is the opinion of management that if any of these agreements were terminated or if any contracting party was to experience events precluding fulfillment of its obligations, the Company would be able to find a suitable alternative supplier.

Litigation:   The Company is party to legal actions arising in the ordinary course of business. Based on information presently available to the Company, it believes that the ultimate outcome of these actions will not have a material, adverse effect on its financial position, results of operations or cash flows. In addition, the Company is a party to the following legal actions and matters:

During 2002, the Company initiated a legal action against its former property insurance carrier, in an attempt to recover what it believes to be a fair and reasonable settlement for the business interruption portion of its claim originating from the September 11, 2001 World Trade Center terrorist attack, during which its single highest volume and most profitable store was completely destroyed. After a lengthy litigation and appraisal process, an appraisal panel awarded the Company approximately $5.6 million (in addition to the $9.9 million that was paid by the insurer to the Company in 2002). As a result of the insurer’s refusal to pay this amount and also as a result of the Second Circuit Court of Appeals interpretation of the Company’s insurance policy, in January 2007, the Company commenced another action which is presently pending in the U.S. District Court for the Southern District to recover both the appraisal panel’s award and additional amounts under the policy.

Accordingly, given the risks and uncertainties inherent in litigation, there can be no definitive assurance that the Company will actually receive any or all of the panel’s appraised value of this claim, and the Company has not recognized any income related to this matter, other than $9.4 million of the original $9.9 million paid by the insurer in 2002. It should be noted that any payment to the Company that might be forthcoming as a result of this claim may also result in the incurrence of additional expenses that are contingent upon the amount of such insurance claim settlement. These expenses, if incurred, are not expected to exceed $6.0 million.

In December 2005, the Company and Cardinal Health, a former pharmacy inventory supplier, settled all matters relating to litigation arising out of a dispute regarding certain former supply arrangements and agreements. Under the terms of this settlement, the Company paid Cardinal Health $4.5 million over a period of time to settle an outstanding trade payable, and entered into an agreement whereby Cardinal will provide a secondary supply of pharmaceutical products to the Company until certain minimum purchase levels are achieved.

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

In January 2005, the Equal Employment Opportunity Commission filed an action against the Company in the U.S. District Court for the Southern District of New York alleging, among other things, that the Company created a hostile work environment for three female store employees, and potentially a class of such female employees. The Company believes that it has reached a settlement of this litigation, which settlement will not have a material impact on the Company or its operating results.

In November 2006, the Attorney General of the State of New Jersey filed an action against the Company alleging that the Company violated certain state regulations including regulations relating to the presence of expired products on its shelves and certain pricing regulations. The Company has been in discussions with the Attorney General’s office regarding settling this action; however there can be no assurance that this action will be settled on terms acceptable to the Company or at all. The Company believes that it has valid defenses to this action and it intends to vigorously defend itself.

Proceedings Relating to the Former Chairman and Chief Executive Officer

On September 1, 2006, Anthony J. Cuti, the Company’s former Chairman, President and Chief Executive Officer, initiated an arbitration before the American Arbitration Association against Duane Reade Inc., Duane Reade Holdings, Inc. and Duane Reade Shareholders, LLC, which are referred to as the “respondents.” The arbitration relates to his termination in November 2005. Mr. Cuti asserts various claims including, with respect to his employment agreement, breach of contract relating to the notice of termination provision, failure to make certain payments toward his 1998 corporate-owned life insurance policy, relief from the non-competition and non-solicitation covenants, failure to provide adequate information relating to the valuation of his profits interest and breach of the covenant of good faith and fair dealing. Other claims relate to the patent rights for the Company’s virtual pharmacy kiosk system and payment of an alleged deferred 2001 bonus based on any insurance recovery the Company may obtain on its business interruption claim in connection with the 2001 World Trade Center tragedy. On March 16, 2007, Mr. Cuti sought leave to file an amended demand asserting additional allegations in support of his claim for breach of contract for failure to comply with the notice of termination provision in his employment agreement, and a claim for defamation. On May 17, 2007, the arbitrator issued an order granting leave to file Mr. Cuti’s amended demand. Mr. Cuti seeks monetary damages, declaratory relief, rescission of his employment agreement and the payment of his legal costs and fees associated with his termination and the arbitration.

On November 22, 2006, the respondents filed counterclaims and affirmative defenses against Mr. Cuti in the arbitration, alleging that between 2000 and 2005, Mr. Cuti was responsible for improper practices involving invoice credits and rebillings for the construction of the Company’s stores, that led to overstating the Company’s publicly reported earnings, and that caused the Company to create and maintain inaccurate records and publish financial statements containing misstatements. These counterclaims were based on information uncovered as of that date by an investigation conducted by independent legal counsel and forensic accountants at the direction of the Audit Committee.

In a press release dated April 2, 2007, the Company disclosed that, based on new information provided to the Company, the Audit Committee, with the assistance of independent counsel and forensic accountants, was conducting a review and investigation concerning the propriety of certain real estate transactions and related matters and whether the accounting for such transactions was proper. On April 9, 2007, the respondents sought leave to file proposed amended counterclaims based on that new information. On May 17, 2007, the arbitrator issued an order granting leave to file the amended counterclaims. The amended counterclaims seek rescission of employment agreements entered into between the Company and Mr. Cuti, return of all compensation paid under the employment agreements, other compensatory and punitive damages, and legal costs and fees associated with the Audit Committee’s investigation and the arbitration.

On May 18, 2007, the independent counsel and the forensic accountants completed their review and investigation. The independent counsel concluded that Mr. Cuti orchestrated certain real estate and other transactions that led to overstating the Company’s publicly reported earnings, and that caused the Company to create and maintain inaccurate records and publish financial statements containing misstatements. On May 22, 2007, the Audit Committee determined, after considering the results of the review and investigation, that certain of the Company’s previously-issued financial statements would have to be restated. The restatements and the results of the investigation are discussed more fully in Note 2.

On May 22, 2007, the Company received a grand jury subpoena from the United States Attorney’s Office for the Southern District of New York seeking documents relating to the allegations in the amended counterclaims discussed above. The Company is cooperating fully with the investigation. The SEC has also requested that the Company provide it with information related to this matter.

On May 25, 2007, the United States Attorney’s Office for the Southern District of New York filed an application requesting that the arbitrator stay further proceedings in the arbitration, including discovery, pending further developments in its criminal investigation of Mr. Cuti. The arbitrator has ordered briefing by the parties on the application.

Litigation Relating to the Acquisition

The Company is aware of six purported class action complaints challenging the Acquisition consummated by Duane Reade Inc. and Duane Reade Acquisition that have been filed in the Court of Chancery of the State of Delaware, referred to as the “Delaware Complaints,” and three purported class action complaints that have been filed in the Supreme Court of the State of New York. Two of the New York complaints have been dismissed without prejudice. The other New York complaint (the “New York Complaint”) is pending, but has not been served on the Company. The Delaware Complaints name the former Chairman and CEO and certain other members of the Company’s board of directors and executive officers as well as Duane Reade GP as defendants. Four of the Delaware Complaints name Oak Hill as a defendant. The New York Complaint names the former Chairman and CEO and certain other members of the Company’s board of directors and executive officers as well as Duane Reade GP as defendants. One of the dismissed New York complaints named Oak Hill as a defendant.

The Delaware Complaints were consolidated on January 28, 2004, and on April 8, 2004 the plaintiffs in the Delaware actions filed a consolidated class action complaint. The Company believes these lawsuits are without merit and plans to defend these lawsuits vigorously. The plaintiffs in this litigation have been inactive for over three years.

Management Agreements:   The Company has employment agreements with several of its executives providing, among other things, for employment terms of up to four years. Pursuant to the terms of such employment and related agreements, the Company may be obligated for certain compensation and benefits in the event of termination.

16.          Benefit Plans

Management Stock Option Plan

The board of directors of Duane Reade Holdings, Inc. adopted the Duane Reade Holdings, Inc. Management Stock Option Plan (the “New Option Plan”), which became effective on the date the Acquisition was completed. The New Option Plan is administered by the compensation committee of the board of directors. Any officer, employee, director or consultant of Duane Reade Holdings or any of its subsidiaries or affiliates is eligible to be designated a participant under the New Option Plan. As at December 30, 2006, a maximum of 370,293 shares of our common stock (on a fully diluted basis) may be granted under the New Option Plan.

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

A summary of activity under the Stock Option Plan as of December 30, 2006, and changes during the successor periods including the year ended December 30, 2006, are presented below:

	2004 Management Stock Option Plan
		Wtd. Avg	Wtd. Avg
	Total	Exercise	Fair
	Options	Price	Value
Options outstanding, July 30, 2004	—
Options granted	176,477	$100.00	$24.57
Options outstanding, December 25, 2004	176,477	$100.00	$24.57
Options granted	191,320	$100.00	$25.28
Options outstanding, December 31, 2005	367,797	$100.00	$24.94
Options granted	63,211	$100.00	$41.43
Options cancelled	(135,289)	$100.00	$24.59
Options outstanding, December 30, 2006	295,719	$100.00	$28.63
Weighted average remaining life	8.6 years
options exerciseable	57,665

As a result of the November 21, 2005 replacement of Mr. Cuti by Mr. Dreiling, all of Mr. Cuti’s options had vested and were exercisable until March 21, 2006, on which date the options expired unexercised.

The weighted-average grant-date fair value of options granted during the 2006 fiscal year was $41.43. There were no stock options exercised during the 2006 fiscal year.

The Company has adopted a Black-Scholes option pricing formula method of valuation and has engaged an external valuation consultant to provide this analysis, the results of which were applied to the stock options issued during the 2006 fiscal year.

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

As of December 30, 2006, there was $2.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock-based compensation plan. That cost is expected to be recognized on a straight-line basis over a weighted-average period of 5 years. During the 2006 fiscal year, the Company recognized approximately $0.3 million of compensation cost related to share-based payments.

As of December 30, 2006, a total of 74,574 shares of common stock of the Company were reserved for the issuance of additional stock options. The Company expects to satisfy the exercise of stock options utilizing newly-issued shares.

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

Changes in options outstanding (including options granted outside the Plan) during the predecessor period in 2004 are summarized as follows:

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

Changes in options outstanding under the 1997 Equity Participation Plan during the predecessor period in 2004 are summarized as follows:

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

401(k) Profit-Sharing Plan—The Company maintains an employee savings plan, pursuant to Section 401(k) (the “401(k) Plan”) of the Internal Revenue Code (“IRC”), which, prior to January 1, 2002, covered substantially all non-union employees other than key employees as defined by IRC, and, effective January 1, 2002, became available to certain union employees. Eligible participating employees may contribute up to 10% of their pre-tax salaries, subject to certain IRC limitations. The 401(k) Plan, as amended, provides for employer matching contributions at the discretion of the Company (to a maximum of 1% of eligible pre-tax salaries) and has a feature under which the Company may contribute additional discretionary amounts for all eligible employees. During the fiscal years ended December 30, 2006 and December 31, 2005 and the successor and predecessor periods of fiscal 2004, the Company incurred expenses of $0.6 million, $0.4 million, $0.2 million and $0.2 million, respectively, related to employer matching contributions.

Organized Labor Benefit Plans—Duane Reade Inc.’s collective bargaining agreements with RWDSU/Local 338, Local 340A New York Joint Board, UNITE AFL-CIO and the International Brotherhood of Teamsters, Chauffeurs and Warehousemen and Helpers of America, Local 815 require certain contributions to multi-employer pension and welfare benefit plans for certain of its employees. For the 2006 and 2005 fiscal years and the successor and predecessor periods of fiscal 2004, the expenses for such plans were $3.6 million, $5.0 million, $1.9 million and $3.5 million, respectively.

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

18.   Related Party Transactions

Management Services Agreement

Under a management services agreement between Oak Hill Capital Management, Inc. (an affiliate of Oak Hill Capital Partners, L.P.) and Duane Reade Acquisition, Oak Hill Capital Management, Inc. received a fee of $8.0 million at the closing of the Acquisition, and Oak Hill Capital Management, Inc. agreed to provide financial advisory and management services to the Company as Duane Reade Inc.’s Board of Directors may reasonably request following the Acquisition. In consideration of these services, Oak Hill Capital Management, Inc. receives an annual fee of $1.3 million, payable quarterly.

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

Trucking Services

The Company is party to a consulting agreement with Transportation Services International (“TSI”), an entity operated by Joseph Cuti, the brother of the former Chairman and CEO. TSI provides various trucking, logistical and warehousing consultative services to the Company. The Company’s agreement with TSI is terminable by either party. The Company’s payments to TSI totaled approximately $0.1 million annually in each of the 2006, 2005 and 2004 fiscal years.

19.   Other Expenses

Other expenses of $14.7 million in the 2006 fiscal year represents (i) impairment charges resulting from the SFAS No. 144 evaluation of the Company’s long-lived assets ($10.2 million), (ii) costs associated with the former Chairman and CEO ($2.9 million), (iii) expenses attributable to the creation of the Company’s new management team ($1.9 million), (iv) Oak Hill management fees ($1.3 million) and (v) costs related to an accounting investigation conducted by the Company’s Audit Committee ($0.8 million). These amounts were partially offset by the reversal of the $2.4 million excess liability for the Company’s Phantom Shares.

Other expenses of $31.7 million in the 2005 fiscal year represents (i) impairment charges resulting from the SFAS No. 142 evaluation of the tradename ($16.6 million), (ii) costs incurred that are attributable to store closings ($2.1 million), (iii) costs associated with the implementation of an income tax indemnity policy related to certain payments to the former Chairman and CEO ($1.3 million), (iv) severance and other costs related to the replacement of the former Chairman and CEO ($6.9 million), (v) costs related to the required future transfer of a 1998 Corporate-owned life insurance policy to the former Chairman and CEO ($3.0 million), (vi) costs related to the former Chairman and CEO’s long-term cash award ($0.5 million) and (vii) Oak Hill management fees ($1.3 million).

Other expenses of $26.4 million for the period from July 31, 2004 through December 25, 2004 represents (i) costs related to the early retirement of the former Chairman and CEO’s Supplemental Executive Retirement Plan (SERP) benefits ($24.5 million), (ii) costs related to the required future transfer of a 1998 Corporate-owned life insurance policy to the former Chairman and CEO ($1.0 million), (iii) costs related to the former Chairman and CEO’s long-term cash award ($0.4 million) and (iv) Oak Hill management fees ($0.5 million).

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

The following condensed consolidating financial information for the Company presents the financial information of Duane Reade Holdings, Inc., the co-obligors and the subsidiary guarantors, prepared on the equity basis of accounting. Such presentation is based on the Company’s understanding and interpretation of Rule 3-10 under the Securities and Exchange Commission’s Regulation S-X. Deferred income taxes have been allocated to individual entities according to the Company’s income tax allocation methodology. Certain of the prior year information has been adjusted to conform its presentation with the current year. The financial information may not necessarily be indicative of results of operations or financial position had the subsidiary guarantors operated as independent entities. Figures presented for the predecessor and successor periods of the 2004 fiscal year reflect the impact of restatements as discussed in Note 2.

DUANE READE HOLDINGS, INC.
Condensed Consolidating Statement of Operations
For the fiscal year ended December 30, 2006
(Successor)
(in thousands)

						Duane Reade
	Duane Reade	Duane	Duane	Subsidiary	Consolidating	Holdings, Inc.
	Holdings, Inc.	Reade Inc.	Reade GP	Guarantors	Adjustments	Consolidated
Net sales	$—	$—	$1,584,778	$38,317	$(38,317)	$1,584,778
Cost of sales	—	—	1,260,215	—	—	1,260,215
Gross profit	—	—	324,563	38,317	(38,317)	324,563
Selling, general & administrative expenses	—	—	334,445	396	(59,797)	275,044
Labor contingency	—	—	(18,004)	—	—	(18,004)
Depreciation and amortization	—	—	71,932	—	—	71,932
Store pre-opening expense	—	—	305	—	—	305
Other	—	—	14,747	—	—	14,747
Operating (loss) income	—	—	(78,862)	37,921	21,480	(19,461)
Equity earnings in affiliates	79,364	79,364	—	1,410	(160,138)	—
Interest expense, net	—	—	56,947	(21,480)	21,480	56,947
Income (loss) before income taxes	(79,364)	(79,364)	(135,809)	57,991	160,138	(76,408)
Income tax (benefit) expense	—	—	5,232	(2,276)	—	2,956
Net (loss) income	$(79,364)	$(79,364)	$(141,041)	$60,267	$160,138	$(79,364)

DUANE READE HOLDINGS, INC.
Condensed Consolidating Statement of Operations
For the fiscal year ended December 31, 2005
(Successor)
(in thousands)

						Duane Reade
	Duane Reade	Duane	Duane	Subsidiary	Consolidating	Holdings, Inc.
	Holdings, Inc.	Reade Inc.	Reade GP	Guarantors	Adjustments	Consolidated
Net sales	$—	$—	$1,589,451	$37,628	$(37,628)	$1,589,451
Cost of sales	—	—	1,287,855	—	—	1,287,855
Gross profit	—	—	301,596	37,628	(37,628)	301,596
Selling, general & administrative expenses	—	—	324,239	271	(50,838)	273,672
Labor contingency	—	—	4,400	—	—	4,400
Transaction expense	—	—	681	—	—	681
Depreciation and amortization	—	—	70,594	—	—	70,594
Store pre-opening expense	—	—	364	—	—	364
Other	—	—	31,761	—	—	31,761
Operating (loss) income	—	—	(130,443)	37,357	13,210	(79,876)
Equity earnings in affiliates	100,388	100,388	—	1,395	(202,171)	—
Interest expense, net	—	—	50,004	(13,210)	13,210	50,004
Income (loss) before income taxes	(100,388)	(100,388)	(180,447)	49,172	202,171	(129,880)
Income tax (benefit) expense	—	—	(40,974)	11,482	—	(29,492)
Net (loss) income	$(100,388)	$(100,388)	$(139,473)	$37,690	$202,171	$(100,388)

DUANE READE HOLDINGS, INC.
Condensed Consolidating Income Statement
For the period from July 31, 2004 through December 25, 2004
(Successor—Restated)
(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$—	$—	$670,568	$—	$—	$670,568
Cost of sales	—	—	546,351	—	—	546,351
Gross profit	—	—	124,217	—	—	124,217
Selling, general & administrative expenses	—	—	120,555	(18,878)	—	101,677
Labor contingency	—	—	1,789	—	—	1,789
Transaction expense	—	—	37,575	—	—	37,575
Depreciation and amortization	—	—	27,009	—	—	27,009
Store pre-opening expense	—	—	365	—	—	365
Other	—	—	26,433	—	—	26,433
Operating (loss) income	—	—	(89,509)	18,878	—	(70,631)
Equity earnings in affiliates	57,537	57,537	—	691	(115,765)	—
Interest expense, net	—	—	15,880	—	—	15,880
Debt extinguishment	—	—	7,525	—	—	7,525
Income (loss) before income taxes	(57,537)	(57,537)	(112,914)	18,187	115,765	(94,036)
Income tax (benefit) expense	—	—	(43,826)	7,327	—	(36,499)
Net (loss) income	$(57,537)	$(57,537)	$(69,088)	$10,860	$115,765	$(57,537)

DUANE READE INC.
Condensed Consolidating Income Statement
For the period from December 28, 2003 through July 30, 2004
(Predecessor—Restated)
(in thousands)

	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Inc. Consolidated
Net sales	$—	$927,801	$—	$—	$927,801
Cost of sales	—	745,973	—	—	745,973
Gross profit	—	181,828	—	—	181,828
Selling, general & administrative expenses	18	166,512	(24,262)	—	142,268
Labor contingency	—	2,611	—	—	2,611
Transaction expense	—	3,005	—	—	3,005
Depreciation and amortization	—	21,396	—	—	21,396
Store pre-opening expense	—	470	—	—	470
Operating (loss) income	(18)	(12,166)	24,262	—	12,078
Equity earnings in affiliates	(3,069)	—	150	2,919	—
Interest expense, net	—	7,977	—	—	7,977
Debt extinguishment	—	—	—	—	—
Income (loss) before income taxes	3,051	(20,143)	24,112	(2,919)	4,101
Income tax (benefit) expense	(4)	(5,139)	6,189	—	1,046
Net income (loss)	$3,055	$(15,004)	$17,923	$(2,919)	$3,055

DUANE READE HOLDINGS, INC.
Condensed Consolidating Balance Sheet
As of December 30, 2006
(Successor)
(in thousands)

						Duane Reade
	Duane Reade			Subsidiary	Consolidating	Holdings, Inc.
	Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Guarantors	Adjustments	Consolidated
Assets
Current assets
Cash	$—	$—	$1,370	$25	$—	$1,395
Receivables	—	—	57,181	—	—	57,181
Due from affiliates	—	72,259	112,934	145	(185,338)	—
Inventories	—	—	218,924	—	—	218,924
Deferred income taxes	—	3,552	5,066	(6,189)	—	2,429
Prepaid expenses and other assets	—	—	25,659	—	—	25,659
Total current assets	—	75,811	421,134	(6,019)	(185,338)	305,588
Investment in affiliates	2,209	2,209	—	(1,101)	(3,317)	—
Property and equipment	—	—	208,148	—	—	208,148
Goodwill	—	—	70,384	—	—	70,384
Deferred income taxes	—	1,645	9,032	(10,677)	—	—
Other assets	—	—	168,229	345,082	(298,850)	214,461
Total assets	$2,209	$79,665	$876,927	$327,285	$(487,505)	$798,581
Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$—	$—	$83,410	$—	$—	$83,410
Due to affiliates	—	—	—	185,336	(185,336)	—
Accrued interest	—	—	9,299	—	—	9,299
Accrued expenses	—	132	46,248	—	—	46,380
Current portion of long term debt	—	—	157,122	—	—	157,122
Current portion of capital lease obligations	—	—	3,173	—	—	3,173
Total current liabilities	—	132	299,252	185,336	(185,336)	299,384
Long term debt	—	—	703,882	—	(298,850)	405,032
Capital lease obligations, less current portion	—	—	7,137	—	—	7,137
Deferred income taxes	—	74,871	(75,986)	30,736	—	29,621
Other non-current liabilities	—	2,453	52,217	—	—	54,670
Total liabilities	—	77,456	986,502	216,072	(484,186)	795,844
Stockholder’s equity
Common stock	26	—	—	—	—	26
Paid-in-capital	239,472	239,498	239,833	2,395	(481,391)	239,807
Accumulated other comprehensive income	—	—	193	—	—	193
Retained earnings (deficit)	(237,289)	(237,289)	(349,601)	108,818	478,072	(237,289)
Total stockholder’s equity	2,209	2,209	(109,575)	111,213	(3,319)	2,737
Total liabilities and stockholder’s equity	$2,209	$79,665	$876,927	$327,285	$(487,505)	$798,581

DUANE READE HOLDINGS, INC.
Condensed Consolidating Balance Sheet
As of December 31, 2005
(Successor)
(in thousands)

						Duane Reade
	Duane Reade			Subsidiary	Consolidating	Holdings, Inc.
	Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Guarantors	Adjustments	Consolidated
Assets
Current assets
Cash	$—	$—	$1,338	$24	$—	$1,362
Receivables	—	—	56,381	—	—	56,381
Due from affiliates	—	71,983	112,660	—	(184,643)	—
Inventories	—	—	231,578	—	—	231,578
Deferred income taxes	—	8,857	5,049	(6,189)	—	7,717
Prepaid expenses and other assets	—	—	26,114	—	—	26,114
Total current assets	—	80,840	433,120	(6,165)	(184,643)	323,152
Investment in affiliates	81,574	81,574	—	309	(163,457)	—
Property and equipment	—	—	224,896	—	—	224,896
Goodwill	—	—	70,171	—	—	70,171
Deferred income taxes	—	1,645	9,032	(10,677)	—	—
Other assets	—	—	205,151	285,132	(238,900)	251,383
Total assets	$81,574	$164,059	$942,370	$268,599	$(587,000)	$869,602
Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$—	$—	$72,711	$—	$—	$72,711
Due to affiliates	—	—	—	184,641	(184,641)	—
Accrued interest	—	—	9,222	—	—	9,222
Accrued expenses	—	(107)	52,066	—	—	51,959
Current portion of long term debt	—	—	135,693	—	—	135,693
Current portion of capital lease obligations	—	—	3,183	—	—	3,183
Total current liabilities	—	(107)	272,875	184,641	(184,641)	272,768
Long term debt	—	—	643,932	—	(238,900)	405,032
Capital lease obligations, less current portion	—	—	10,314	—	—	10,314
Deferred income taxes	—	80,612	(81,235)	33,012	—	32,389
Other non-current liabilities	—	1,980	65,285	—	—	67,265
Total liabilities	—	82,485	911,171	217,653	(423,541)	787,768
Stockholder’s equity
Common stock	26	—	—	—	—	26
Paid-in-capital	239,472	239,498	239,498	2,395	(481,391)	239,472
Accumulated other comprehensive income	—	—	260	—	—	260
Retained earnings (deficit)	(157,924)	(157,924)	(208,559)	48,551	317,932	(157,924)
Total stockholder’s equity	81,574	81,574	31,199	50,946	(163,459)	81,834
Total liabilities and stockholder’s equity	$81,574	$164,059	$942,370	$268,599	$(587,000)	$869,602

DUANE READE HOLDINGS, INC.
Condensed Consolidating Statement of Cash Flows
For the fiscal year ended December 30, 2006
(Successor)
(in thousands)

						Duane Reade
	Duane Reade			Subsidiary	Consolidating	Holdings, Inc.
	Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Guarantors	Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(79,364)	$(79,364)	$(141,041)	$60,267	$160,138	$(79,364)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	—	75,882	—	—	75,882
Deferred tax provision	—	(436)	5,232	(2,276)	—	2,520
Deferred rent expense	—	—	10,956	—	—	10,956
Impairment charge	—	—	10,202	—	—	10,202
Reversal of labor contingency liability	—	—	(18,004)	—	—	(18,004)
Other non-cash expenses	—	—	382	—	—	382
Equity in income of subsidiaries	79,364	79,364	—	1,410	(160,138)	—
Changes in operating assets and liabilities:
Receivables	—	(276)	(1,074)	550	—	(800)
Inventories	—	—	12,654	—	—	12,654
Accounts payable	—	—	10,699	—	—	10,699
Prepaid and accrued expenses	—	239	(4,811)	—	—	(4,572)
Increase in other assets (liabilities), net	—	473	50,538	(59,950)	—	(8,939)
NET CASH PROVIDED BY OPERATING ACTIVITIES	—	—	11,615	1	—	11,616
Capital expenditures	—	—	(25,112)	—	—	(25,112)
Lease acquisition and other costs	—	—	(6,458)	—	—	(6,458)
Asset sale proceeds	—	—	2,500	—	—	2,500
NET CASH USED IN INVESTING ACTIVITIES	—	—	(29,070)	—	—	(29,070)
Cash flows from financing activities:
Deferred financing costs	—	—	(755)	—	—	(755)
Borrowings from revolving credit facility	—	—	1,850,549	—	—	1,850,549
Repayments of revolving credit facility	—	—	(1,829,120)	—	—	(1,829,120)
Repayments of capital lease obligations	—	—	(3,187)	—	—	(3,187)
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	17,487	—	—	17,487
Net increase in cash	—	—	32	1	—	33
Cash at beginning of period	—	—	1,338	24	—	1,362
Cash at end of period	$—	$—	$1,370	$25	$—	$1,395

DUANE READE HOLDINGS, INC.
Condensed Consolidating Statement of Cash Flows
For the fiscal year ended December 31, 2005
(Successor)
(in thousands)

						Duane Reade
	Duane Reade			Subsidiary	Consolidating	Holdings, Inc.
	Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Guarantors	Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(100,388)	$(100,388)	$(139,473)	$37,690	$202,171	$(100,388)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	74,510	—	—	74,510
Deferred tax provision	—	(997)	(40,635)	11,482	—	(30,150)
Deferred rent expense	—	—	13,243	—	—	13,243
Impairment charge	—	—	16,600	—	—	16,600
Equity in income of subsidiaries	100,388	100,388	—	1,395	(202,171)	—
Changes in operating assets and liabilities:
Receivables	—	1,318	17,632	(17,275)	—	1,675
Inventories	—	—	31,134	—	—	31,134
Accounts payable	—	—	(7,018)	—	—	(7,018)
Prepaid and accrued expenses	—	(321)	2,664	—	—	2,343
Increase in other assets (liabilities), net	—	—	34,355	(33,300)	—	1,055
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	—	—	3,012	(8)	—	3,004
Capital expenditures	—	—	(25,214)	—	—	(25,214)
Lease acquisition and other costs	—	—	(8,484)	—	—	(8,484)
Asset sale proceeds	—	—	7,069	—	—	7,069
NET CASH USED IN INVESTING ACTIVITIES	—	—	(26,629)	—	—	(26,629)
Cash flows from financing activities:
Proceeds from senior secured notes	—	—	47,750	—	—	47,750
Deferred financing costs	—	—	(3,094)	—	—	(3,094)
Borrowings from revolving credit facility	—	—	1,833,698	—	—	1,833,698
Repayments of revolving credit facility	—	—	(1,851,875)	—	—	(1,851,875)
Repayments of capital lease obligations	—	—	(2,821)	—	—	(2,821)
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	23,658	—	—	23,658
Net (decrease) increase in cash	—	—	41	(8)	—	33
Cash at beginning of period	—	—	1,297	32	—	1,329
Cash at end of period	$—	$—	$1,338	$24	$—	$1,362

DUANE READE HOLDINGS, INC.
Condensed Consolidating Statement of Cash Flows
For the period from July 31, 2004 through December 25, 2004
(Successor - Restated)
(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Cash flows from operating activities:
Net income (loss)	$(57,537)	$(57,537)	$(69,088)	$10,860	$115,765	$(57,537)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	—	—	28,568	—	—	28,568
Deferred tax provision	—	(709)	(43,826)	7,327	—	(37,208)
Debt extinguishment	—	—	4,425	—	—	4,425
Non-cash rent expense	—	—	6,221	—	—	6,221
Equity in income of subsidiaries	57,537	57,537	—	691	(115,765)	—
Changes in operating assets and liabilities:
Receivables	—	709	(2,278)	—	—	(1,569)
Inventories	—	—	(1,682)	—	—	(1,682)
Accounts payable	—	—	14,673	—	—	14,673
Prepaid and accrued expenses	—	—	32,087	—	—	32,087
Increase in other assets (liabilities), net	—	—	19,366	(18,905)	—	461
NET CASH USED IN OPERATING ACTIVITIES	—	—	(11,534)	(27)	—	(11,561)
Capital expenditures	—	—	(10,360)	—	—	(10,360)
Lease acquisition and other costs	—	—	(13,205)	—	—	(13,205)
Acquisition of Duane Reade	—	—	(413,684)	—	—	(413,684)
NET CASH USED IN INVESTING ACTIVITIES	—	—	(437,249)	—	—	(437,249)
Cash flows from financing activities:
Deferred financing costs	—	—	(16,919)	—	—	(16,919)
Proceeds from floating rate notes	—	—	160,000	—	—	160,000
Proceeds from senior subordinated notes	—	—	195,000	—	—	195,000
Repurchase of convertible notes	—	—	(201,000)	—	—	(201,000)
Borrowings from revolving credit facility	—	—	743,186	—	—	743,186
Repayments of revolving credit facility	—	—	(670,661)	—	—	(670,661)
Additional capital contribution	—	—	239,498	—	—	239,498
Repayments of capital lease obligations	—	—	(303)	—	—	(303)
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	448,801	—	—	448,801
Net (decrease) increase in cash	—	—	18	(27)	—	(9)
Cash at beginning of period	—	—	1,279	59	—	1,338
Cash at end of period	$—	$—	$1,297	$32	$—	$1,329

DUANE READE INC.
Condensed Consolidating Statement of Cash Flows
For the period from December 28, 2003 through July 30, 2004
(Predecessor - Restated)
(in thousands)

	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Inc. Consolidated
Cash flows from operating activities:
Net income (loss)	$3,055	$(15,004)	$17,923	$(2,919)	$3,055
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	22,497	—	—	22,497
Deferred tax provision	4,760	(5,139)	6,189	—	5,810
Non-cash rent expense	—	4,383	—	—	4,383
Equity in income of subsidiaries	(3,069)	—	150	2,919	—
Changes in operating assets and liabilities:
Receivables	(6,426)	3,369	—	—	(3,057)
Inventories	—	4,385	—	—	4,385
Accounts payable	—	(20,047)	—	—	(20,047)
Prepaid and accrued expenses	554	193	—	—	747
Increase in other assets (liabilities), net	—	27,172	(24,251)	—	2,921
NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES	(1,126)	21,809	11	—	20,694
Capital expenditures	—	(17,552)	—	—	(17,552)
Lease acquisition and other costs	—	(14,067)	—	—	(14,067)
NET CASH USED IN INVESTING ACTIVITIES	—	(31,619)	—	—	(31,619)
Cash flows from financing activities:
Deferred financing costs	—	(841)	—	—	(841)
Borrowings from revolving credit facility	—	941,503	—	—	941,503
Repayments of revolving credit facility	—	(930,511)	—	—	(930,511)
Proceeds from exercise of stock options	1,126	—	—	—	1,126
Repayments of capital lease obligations	—	(266)	—	—	(266)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,126	9,885	—	—	11,011
Net increase in cash	—	75	11	—	86
Cash at beginning of period	—	1,204	48	—	1,252
Cash at end of period	$—	$1,279	$59	$—	$1,338

21.   Subsequent Events

Acquisition of Gristedes Leases—On February 20, 2007, the Company announced it had entered into an agreement to acquire up to eight Gristedes leased supermarket locations in Manhattan, New York City. The acquisition of the leases is subject to the satisfaction of certain conditions, including landlord consents. As of June 29, 2007, the Company had received the required consents for two of these locations which are expected to be placed in operation during the third quarter. The Company shortly expects to receive the balance of the consents required to complete this transaction.

Issuance of Preferred Stock and Common Stock Warrants—On March 27, 2007, certain affiliates of Oak Hill Capital Partners L.P. made an equity commitment of $39.4 million in the form of preferred stock and warrants to acquire approximately 11% (on a fully diluted basis) of the Company’s common stock at an exercise price of $75.00 per share. The proceeds from this capital infusion are to be used, in part, to acquire up to eight store leases from Gristedes. Any funds raised through this commitment in excess of funds needed for the acquisition will be used to fund the Company’s normal capital spending, fund new store openings or reduce the Company’s outstanding debt. The first portion of this equity commitment of $13.0 million was funded on March 27, 2007. The balance of the $39.4 million commitment, in which certain members of senior management have also elected to participate, was funded on June 28, 2007. The preferred stock has a 12 year maturity date from the issuance date and provides for an annual cash dividend of 10% payable quarterly (currently prohibited by the restrictions in the Company’s indentures and revolving credit agreement), subject to being declared by the Board of Directors. Each of the 525,334 shares of Series A preferred stock is immediately redeemable without penalty, at the Company’s option prior to the maturity dates, at a liquidation preference of $75.00 per share plus any accrued but unpaid dividends as of the redemption date. The Company has the right, at its option, as of immediately prior to an initial public offering, to require holders of the preferred stock to convert all (but not less than all) of such shares into a number of shares of the Company’s common stock equal to the liquidation preference for such shares of preferred stock, divided by the price per share of the Company’s common stock set forth in the final prospectus to be used in connection with the IPO.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

The Company is not an “accelerated filer” within the SEC reporting rules and as a result, is not required to include in this Form 10-K management’s assessment of the effectiveness of its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) designed to provide reasonable assurance that the information required to be reported in its Exchange Act filings is recorded, processed, summarized and reported within the timeframes specified and pursuant to the regulations of the SEC, including controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that because of inherent limitations, the Company’s disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as at the end of the period covered by this annual report.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15, were not effective because of the identification of a material weakness in the Company’s internal control over financial reporting, which the Company views as an integral part of its disclosure controls and procedures.

As described in Note 2 to the financial statements contained in this annual report, the Audit Committee of the Company, with the assistance of independent counsel and forensic accountants, has completed an investigation relating to real estate transactions and related matters (the “Real Estate Related Transactions”) that occurred during the 2000 through 2004 fiscal years. The investigation found that the Company’s accounting for a number of those transactions was improper  The independent counsel concluded that the Real Estate Related Transactions were orchestrated by the Company’s former Chairman and CEO, who was replaced in November 2005, and were expressly designed to overstate the Company’s income. According to the independent counsel’s report, in order to accomplish this scheme, the former Chairman and CEO made certain false representations to the Company’s Chief Financial Officer, other members of the management of the Company and the Company’s independent accountants concerning the structure and economic substance of the Real Estate Related Transactions. On May 18, 2007, the Audit Committee concluded that the financial statements as of and for the five months ended December 25, 2004, the seven months ended July 30, 2004 and the 2000 through 2003 fiscal years (collectively, the “Affected Periods”) should be restated. The conclusion to restate was based on the conclusions of the independent counsel in the investigation and the accounting impact of the misstatements arising from the Real Estate Related Transactions, combined with previously-disclosed misstatements. The previously-disclosed misstatements related to arrangements that the independent counsel concluded were also originated by the former Chairman and CEO for the issuance of improper credits and the subsequent rebilling of such credits related to amounts paid to construction and other contractors at the Company’s stores and the related improper accounting, which were the subject of a prior Audit Committee investigation, as described in Note 1 to the financial statements contained in the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006.

In the Audit Committee’s judgment, as a result of the actions of the former Chairman and CEO, the Company failed to maintain effective internal control over financial reporting and disclosure controls and procedures, and the Audit Committee would have recommended, as remedial action, that the Company replace its former Chairman and CEO, had the Company not already done so, in addition to the improvements in internal control over financial reporting discussed below.

(b) Changes in Internal Control over Financial Reporting

From the discovery of these misstatements related to the improper activities of its former Chairman and CEO, the Company recognized that its system of internal controls was not adequate to provide reasonable assurance that the objectives of its disclosure controls were met. In addition, the restatement of financial statements is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of

December 30, 2006, the Company did not have effective internal control over financial reporting to preclude the intentional financial reporting misstatements discovered in the investigations.

As a result of the discovery of the internal control weaknesses uncovered by the Audit Committee investigation described above, the Company is taking the following remedial actions:

•       Establishment of a Chief Compliance Officer (reporting directly to the Company’s Chief Executive Officer) to monitor the Company’s adherence to various regulatory requirements, codes of conduct and ethics standards, including those designed to ensure accurate and timely financial reporting.

•       Establishment of a Director of Internal Audit that reports to the Audit Committee of the Board of Directors. The purpose of this new position is to design and implement a risk management assessment process as well as to monitor adherence to policies and procedures, conduct operational and financial audits designed to identify control deficiencies, make recommendations to management and the Audit Committee to strengthen internal control over financial reporting and address opportunities to improve operations and financial reporting. The Director of Internal Audit will also coordinate special audits as may be directed by the Audit Committee.

•       Establishment of a Director of Financial Reporting to manage the Company’s external financial reporting requirements and monitor compliance with authoritative accounting rules and pronouncements.

The Company has also recently established a new Vice President of Real Estate position, which reports to the Senior Vice President and General Counsel. This position has the responsibility for managing all real estate related activities under the oversight of the Company’s Real Estate Committee, which includes all of the Company’s senior vice presidents other than the Senior Vice President of Human Resources and Administration. All significant real estate related transactions are reviewed and approved through the Real Estate Committee.

These organizational changes are being made in conjunction with several improvements previously made in accounting and transaction processing controls to reduce our exposure to errors and fraud. These previous changes included a double authorization procedure for all significant invoice payments within each operating department designed to reduce the Company’s exposure to fraud through any one individual acting on his or her own accord. The Company’s Finance Department has also set up a separate invoice review and approval process to ensure that all payments are reasonable and within normal budget parameters, and that detailed support is attached from which to assess that the materials or services being purchased are reasonable for the prices being paid.

During the fourth quarter of fiscal 2006, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

On March 27, 2007, certain affiliates of Oak Hill Capital Partners L.P. made an equity commitment of $39.4 million in the form of preferred stock and warrants to acquire (on a fully diluted basis) approximately 11% of our common stock. The first portion of this equity commitment of $13.0 million was funded on March 27, 2007. On June 28, 2007, the remaining $26.4 million was funded by those affiliates of Oak Hill, with the participation of certain members of senior management.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth information regarding our directors and executive officers as of June 1, 2007:

Name	Age	Position
Richard W. Dreiling	53	Chief Executive Officer, President and Chairman of the Board of Directors
Michelle D. Bergman	40	Senior Vice President—General Counsel and Secretary
David D’ Arezzo	48	Senior Vice President and Chief Marketing Officer
John K. Henry	57	Senior Vice President and Chief Financial Officer
Charles Newsom	56	Senior Vice President—Store Operations
Jerry M. Ray	58	Senior Vice President—Pharmacy Operations
Vincent A. Scarfone	49	Senior Vice President—Human Resources and Administration
Michael S. Green	34	Director
John P. Malfettone	51	Director
Andrew J. Nathanson	48	Director
Denis J. Nayden	53	Director
Tyler J. Wolfram	40	Director

Richard W. Dreiling was appointed our Chief Executive Officer, President and a director of Duane Reade Holdings, Inc. and Duane Reade Inc. on November 21, 2005. On March 26, 2007, Mr. Dreiling was named to the position of Chairman of the Board of Directors. Mr. Dreiling previously served as Executive Vice President—Chief Operating Officer of Longs Drug Store Corporation, an operator of a chain of retail drug stores on the West Coast and Hawaii, since March 2005, after having joined Longs in July 2003 as Executive Vice President and Chief Operations Officer. From 2000 to 2003, Mr. Dreiling served as Executive Vice President—Marketing, Manufacturing and Distribution at Safeway, Inc., a food and drug retailer. Prior to that, Mr. Dreiling served from 1998 to 2000 as President of Vons, a Southern California food and drug division of Safeway.

Michelle D. Bergman was promoted to the position of Senior Vice President—General Counsel in December 2005. Prior to that, Ms. Bergman had served as our Vice President—General Counsel since July 2002. From 2001 to 2002, Ms. Bergman served as Assistant General Counsel of AEA Investors, a private-equity investment firm and prior to that, from 2000 to 2001 she served as Vice President and Counsel at Credit Suisse First Boston, a global investment banking firm. Prior to that, Ms. Bergman was with the law firm of Latham & Watkins LLP.

David D’Arezzo was appointed as Senior Vice President and Chief Marketing Officer, a newly created position, in March 2006. Prior to joining us, he spent two years as Chief Operating Officer for Raley’s Family of Fine Foods, a privately held supermarket chain headquartered in West Sacramento, CA. From 2002 to 2003, he served as Executive Vice President of Merchandising and Replenishment at Office Depot, a nationwide office supply retailer, and from 1994 to 2002, he served in various roles with Wegman’s Food Markets, a regional specialty supermarket chain operating primarily in the northeastern United States, culminating with the position of Senior Vice President of Merchandising. Prior to joining Wegman’s, he held various brand management, marketing and sales positions at Pepsi-Cola Company.

John K. Henry has been our Chief Financial Officer since July 30, 2004. In addition, he is the Senior Vice President and Chief Financial Officer of Duane Reade Inc., having served in that capacity since August 1999. Prior to joining us, Mr. Henry was Senior Vice President and Chief Financial Officer of Global Household Brands, a consumer products manufacturer and distributor, from 1998 to 1999,

Executive Vice President and Chief Financial Officer of Rickel Home Centers, a regional home improvement retailer, from 1994 to 1998 and Vice President of Finance of Supermarkets General Holdings Corporation, a regional supermarket retailer operating in the New York metropolitan market, from 1992 to 1994.

Charles Newsom was appointed as Senior Vice President in charge of Store Operations in January 2006. Prior to joining us, he served as Regional Vice President for Winn-Dixie, a regional supermarket retailer operating primarily in the southern United States, from November 2004 to December 2005. From July 2002 until July 2004, he was the Senior Group Vice President for the New York division of the Eckerd Corporation, a national retail drugstore chain, responsible for 459 stores in the New York metropolitan area. Before joining the Eckerd Corporation, he was the President of Pueblo Supermarkets, a regional supermarket chain in San Juan, Puerto Rico, and also served as Senior Vice President of Pueblo International LLC.

Jerry M. Ray has been Senior Vice President in charge of Pharmacy Operations since March 2006. He served as Senior Vice President of Store and Pharmacy Operations of Duane Reade Inc. from 1996 to 2006 and served as Vice President of Pharmacy Operations of Duane Reade Inc. from 1995 to 1996. From 1991 to 1994, Mr. Ray served as President and CEO of Begley Drugstores, Inc., a regional drugstore retailer operating in Virginia and Tennessee.

Vincent A. Scarfone was appointed our Senior Vice President of Human Resources and Administration in September 2006. Prior to joining us, Mr. Scarfone served as Vice President—Global Human Resources for Bureau Veritas Consumer Products Services from February 2005 to June 2006. From 1984 to 2004, Mr. Scarfone worked for Toys “R” Us Inc., holding several senior human resource positions including, from 2002 to 2004, Vice President of Human Resources, International Division.

Michael S. Green became one of our directors in July 2004. Mr. Green is currently a Partner of Oak Hill Capital Management, LLC where he has been since 2000. He serves on the Board of Directors of NSA International, LLC.

John P. Malfettone became one of our directors and a director of Duane Reade Inc. in January 2005. He is the Chief Operating Officer of Oak Hill Capital Management, LLC and is responsible for finance, operations, human resources, administration, information technology and business planning. In addition, Mr. Malfettone provides assistance to the Oak Hill investment team in managing portfolio company financial and business matters. Prior to joining Oak Hill in 2004, Mr. Malfettone was the Executive Vice President and Chief Financial Officer of MacDermid Inc., a New York Stock Exchange listed specialty chemical company. Prior to that, from 1990 to 2001, he worked at General Electric Co. serving in numerous roles including GE Capital Assistant Corporate Controller, GE Capital Corporate Controller, GE Capital EVP CFO and Managing Director in GE’s private equity business. He joined GE from the accounting and audit firm, KPMG Peat Marwick, where he was promoted to partner in 1988. Mr. Malfettone is on the Board of Directors of NY Credit Advisors.

Andrew J. Nathanson became one of our directors in July 2004. Mr. Nathanson is currently a private investor.  From 2000 to 2006, Mr. Nathanson served as a Managing Partner at Oak Hill and Vice President of Oak Hill Capital Management, Inc., the principal business of which is acting as the investment adviser of Oak Hill. From 1989 to 2000, Mr. Nathanson served as Managing Director at Donaldson Lufkin & Jenrette Securities Corporation, an investment bank.

Denis J. Nayden became a director of Duane Reade Inc. in November 2004 and one of our directors in January 2005. Mr. Nayden is a Managing Partner of Oak Hill Capital Management, LLC and has been with the firm in that position since 2003. Mr. Nayden co-heads the Oak Hill industry groups focused on investments in basic industries and business and financial services. Prior to joining Oak Hill Capital Management, LLC in 2003, Mr. Nayden was Chairman and Chief Executive Officer of GE Capital from 2000 to 2002 and had a 25-year tenure at General Electric Co., during which time he also served as

President and Chief Operating Officer, Executive Vice President, Senior Vice President and General Manager in the Structured Finance Group, Vice President and General Manager in the Corporate Finance Group and Marketing Administrator for Air/Rail Financing as well as in various other positions of increasing responsibility. Mr. Nayden serves on the Boards of Directors of Genpact, GMH Communities Trust, Healthcare Services, Inc. Primus International, Inc. and RSC Holdings, Inc., as well as the University of Connecticut.

Tyler J. Wolfram became one of our directors at the time of our formation. He is currently a Partner of Oak Hill Capital Management, LLC, where he has been since 2001. During 2000, Mr. Wolfram served as Managing Director of Whitney & Co., a private equity investment firm. From 1998 to 2000, he served as Managing Director of Cornerstone Equity Investors, LLC, a private equity investment firm. Mr. Wolfram serves on the Board of Directors of NSA International, LLC.

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

Code of Ethics

The Company has implemented a Code of Business Conduct and Ethics for its corporate officers, management and other professional personnel. The Code is required to be signed by each such individual, and is kept on file at the Company’s corporate office. The full text of the Code of Ethics was filed as an exhibit to the Annual Report on Form 10-K of Duane Reade Inc. for the fiscal year ended December 27, 2003 and is available on the Company’s website at www.duanereade.com.

ITEM 11.         EXECUTIVE COMPENSATION AND RELATED MATTERS—

COMPENSATION DISCUSSION AND ANALYSIS

1. Introduction   We are the leading drugstore retailer in the New York metropolitan area, operating 248 stores and employing approximately 6,100 associates at December 30, 2006. Due to the highly competitive nature of the business environment in which we operate, we seek to attract, motivate and retain talented and energetic management and executive-level employees. In order to achieve this objective, we provide compensation packages that offer competitive base salaries as well as short and long-term incentive opportunities based on both corporate and individual performance.

In July 2004, we were acquired by Oak Hill, and we have no publicly-traded equity securities. Compensation decisions and policies affecting our senior-level executives are reviewed and approved by the Compensation Committee of the Board of Directors. The Committee, which consists entirely of non-management board members, is composed of the following individuals:

Andrew Nathanson—Chairman

Denis Nayden

Tyler Wolfram

No member of the Committee participates in any of our employee compensation programs.

The purpose of the Compensation Committee is to assist the Board of Directors in matters relating to executive compensation, establish goals for the award of incentive and performance-based compensation, administer our Management Stock Option Plan and monitor the performance of the executive officers.

During 2006, the Committee met 2 times to address various executive compensation issues including determination of executive incentive bonus target levels of performance and executive stock option awards. It also met in March, 2007 to review executives’ and the CEO’s performance and to review and approve executive salary increases that became effective in April 2007. At this meeting the Committee also approved the executive incentive bonus awards for 2006 performance that were paid in April of 2007.

2. Philosophy and Objectives   The Compensation Committee oversees an executive compensation program designed to reflect our focus on achieving sales, EBITDA and growth targets. The objectives of the compensation program are:

•       to attract, motivate and retain top quality executives with the qualifications necessary to drive our short- and long-term financial success;

•       to encourage the achievement of key strategic, operational and financial goals, as detailed in the Duane Reade Full Potential sales growth and profit enhancement plan; and

•       to appropriately reward the positive performance of key executives and other critical employees.

The Duane Reade Full Potential program consists of six key objectives to turn around the operations of the Company that had produced disappointing financial results in 2004 and 2005. The program was developed during the fourth quarter of 2005 under the direction of Mr. Dreiling. The six objectives are:

•       Drive growth in front-end and pharmacy sales;

•       Create margin improvements in the front-end;

•       Improve operating efficiencies and optimize cost structure;

•       Reduce litigation cost burden and related management distraction;

•       Address underperforming stores to improve results or redeploy capital; and

•       Optimize working capital and strengthen liquidity.

In making its decisions on an executive’s compensation, the Compensation Committee considers the nature and scope of all elements of an executive’s total compensation package, the executive’s responsibilities and his or her effectiveness in supporting our key strategic, operational and financial goals, including Duane Reade Full Potential.

3. The Process of Setting Executive Compensation

Executive compensation recommendations were submitted to the Compensation Committee from our CEO, that were based on a number of factors including a review of existing executive compensation levels against comparative companies in the chain drug retailing sector to understand the competitive market rates needed to attract and retain top talent. The review looked at individual executives with similar responsibilities and covered all elements of financial compensation, including base salaries, annual incentive bonuses and long-term financial incentives in the form of stock options, restricted stock grants, deferred compensation and retirement programs. This review of chain drug retailers included Walgreens,

CVS, Rite Aid, Long’s Drug Stores and the Jean Coutu Group. The benchmark companies included both large-cap and smaller regional chains with some consideration being made for the differences in size. Other factors that were considered in the CEO’s recommendation were (i) the fact that the successful implementation of our turn-around strategy would require a very strong long-term commitment, (ii) an assessment of each executive’s responsibilities, (iii) their contributions to the Duane Reade Full Potential program, (iv) general performance reviews and (v) potential for promotion.

The Committee reviewed the CEO’s compensation recommendations and also considered the incumbent managers in place, their overall performance in relation to the requirements of their responsibilities, and the need to balance base annual salaries and benefits with both annual and long term incentives tied to improvements in our performance and achievement of individual objectives.

Our Chairman and CEO also provides a great deal of advice and input to the Committee regarding compensation of the named executive officers as well as all other vice presidents. This input includes assessments of their responsibilities, their contributions to the Duane Reade Full Potential program, general performance reviews and potential for promotion.

4. Components of Executive Compensation   The key components of compensation for executive officers are annual base salary, annual cash awards under our Management Incentive Plan (MIP) which reflect the achievement of both corporate and personal objectives and long-term incentive stock options awards under the Management Stock Option Plan, which we refer to as the “New Option Plan”.

Annual Base Salary—Executive officers receive base salaries that reflect their responsibilities, length of service and job performance. The salary levels established by the Compensation Committee are considered sufficient to attract and retain qualified individuals who possess the qualities needed to ensure our long-term financial success. Executive officers’ salaries are now being reviewed annually after the completion of our fiscal year. During 2006, no changes were made to any of the annual salaries of the named executive officers (other than Ms. Bergman, whose salary was adjusted in light of her December 2005 promotion to Senior Vice President and General Counsel) due to the fact that the management team was being reorganized with new additions and changed responsibilities as well as the fact that it was the first year of implementation of the new Duane Reade Full Potential program. Of the named executive officers, only two other than Ms. Bergman (Mr. Henry and Mr. Ray) were our long-term executives, and both received retention bonuses in April of 2006 to reward them for their assistance during the initial transition period under our new CEO, Mr. Dreiling.

In April, 2007, all of the named executive officers received annual salary increases based on a review of their performance in 2006 by the Compensation Committee and individual assessments and recommendations for the senior vice presidents made by Mr. Dreiling. The specific increases in salary are highlighted below and the evaluations of their performance included assessments of their effectiveness in managing their individual responsibilities, contributions to the overall team performance and various leadership qualities.

Annual Incentive Awards—One of the primary objectives of the compensation program is to encourage our executives to achieve the goals of the Duane Reade Full Potential Plan. To that end, awards under the MIP are based upon the attainment of both corporate and individual objectives. Under the MIP, awards are set at a target level specific to each executive employee, generally between 50% and 100% of base salary. 80% of the target award is based upon the attainment of our annual EBITDA goal and 20% of the target award is based upon the individuals’ successful completion of one or more personal objectives. Determination of the executive’s level of achievement of his or her personal objectives is made by the Chief Executive Officer. The target award may be increased or decreased by up to 50%,  to reflect variances in corporate financial performance from the target performance level. In fiscal 2006, we achieved our target internal Adjusted FIFO EBITDA performance level of $65.0 million, and all named executive officers were paid the full 80% component of their MIP target, except that executive officers joining us in 2006 received a pro-rated payment reflecting the amount of time they had been employed by us during the year. Payments in respect of the personal objective portion of the MIP award were based upon the CEO’s recommendations relative to each executive’s contributions to the Duane Reade Full Potential program and considered a range of operational initiatives to improve customer service, upgrade store standards, improve merchandising assortments, improve store presentations and promotional programs, reduce out of stocks and improve underperforming stores. Achievement in reducing litigation costs, management of inventory and process-based productivity improvements were also considered. The Committee concluded that these initiatives played a major part in the improved financial performance during 2006 that manifested itself in increased sales, higher gross margins and reduced expense ratios. In addition, during 2006, working capital was generally well controlled with further reductions in inventory investment over the year. With only one exception, all of the named executive officers received the full 20% individual objectives portion of their annual incentive awards for 2006.

Messrs. Henry and Ray and Ms. Bergman are entitled to an additional incentive payout depending on the amount of insurance proceeds, if any, that are collected by us as a result of our ongoing litigation with the insurance provider over the scope of our insurance coverage for our former location at the World Trade Center site (if they are still employed by us on the date of receipt of future insurance proceeds). Messrs. Henry and Ray are entitled to a maximum bonus payout equal to what they would have received if the insurance proceeds, taken together with our Adjusted FIFO EBITDA performance in 2001, would have entitled them to such a bonus for that year. Ms. Bergman is entitled to receive a target bonus if the insurance proceeds are equal to a preset level which has been determined by the Compensation Committee and a maximum bonus if the insurance proceeds reach a predetermined and higher amount. We believe it is necessary to keep the amounts of the potential thresholds confidential due to considerations relating to the lawsuit. The Compensation Committee determined to award such amounts to Messrs. Henry and Ray and any other management that were participating in the annual incentive compensation program in 2001 (if they are still employed by us on the date of receipt of future insurance proceeds) as a result of their service to us during 2001 and to Ms. Bergman as a result of her position as General Counsel in charge of managing the litigation throughout the case. It should be noted that unless we are successful in our litigation efforts, there will be no additional incentive payments under this program. For more information regarding this litigation, please see “Item 3. Legal Proceedings.”

The Compensation Committee also has the ability to award discretionary bonuses for superior performance or to recognize outstanding achievements.

Long-term Incentive Awards—Under the Option Plan, the Compensation Committee may grant stock options to any eligible employee. In 2006, non-qualified stock options were granted to each of our newly hired executive officers, including David D’Arezzo. Unless otherwise specified, options granted under the Option Plan vest in 20% increments on each of the first through fifth anniversaries of the grant date, such that the option grant is fully vested upon the fifth anniversary of the grant date. The options have a life of ten years and have been granted with an exercise price of $100.00 per share. This exercise price reflects the market value of our shares on July 30, 2004, when we were acquired by Oak Hill. Due to the declines in financial performance during 2004 and 2005 and the resultant decline of our market value since the Acquisition, the options granted during 2006 were premium options, requiring us to achieve improved financial performance before any realizable option value could be created. This structure is designed to link the management team’s long-term incentive rewards with the economic value of the original equity investors and create a requirement for significant value creation before the benefits of this aspect of their incentives are achieved. The five-year vesting period also encourages executive retention and preservation of shareholder value by aligning the interests of executives with those of shareholders and focusing the management team on our long-term performance. We have never made a practice of timing the grant of stock options to coincide with the release of material non-public information, nor have we ever backdated any stock option grants.

On December 31, 2006, we granted 168,600 non-qualified stock options to key executives and management. These options were issued in two segments. The first segment (60%) is service-based with options that vest over four years in 25% increments on each of the first through fourth anniversary dates. The second segment (40%) is performance-based and vests subject to our achieving certain minimum financial performance levels for fiscal years 2006 through 2010. The performance segment also includes a provision to “catch up” missed performance vesting based upon achievement of minimum cumulative financial performance levels. Such performance levels are based on internal Adjusted FIFO EBITDA performance with annual vesting potential of 20% for each of the fiscal years 2006 through 2010. The performance options’ threshold performance was achieved for 2006. Future annual improvements required to achieve performance vesting are an average of approximately 16% annually. The number of options granted were based upon the level of responsibility of the named executive, his or her potential contribution to the long-term objectives of the organization, his or her existing level of compensation and the benchmark data described above.

On February 1, 2007 we entered into Transaction Bonus Award agreements with the named executive officers and other members of senior management under which these executives may receive a transaction bonus if they are employed by us on the date on which we are sold. Such Transaction Bonus Awards are payable in cash, at specified amounts, and are to be reduced by the value at the time of such sale (determined based on the price per share of our common stock to be received by our stockholders in connection with the Sale) of any unexercised stock options granted under the Duane Reade Holdings, Inc. Management Stock Option Plan. These Transaction Bonus Awards are only payable in the event that we are sold on or prior to December 31, 2010.  The purpose of the Transaction Bonus Awards is to ensure that some degree of the long-term incentive is achieved if we are sold before a reasonable period of time has passed to create value in the options themselves. Since the management team does not control the timing of any potential sale, failure to provide this type of long-term incentive would diminish the competitiveness of the overall compensation plan.

5. Perquisites and Other Benefits   Our executive officers are eligible to participate in the same medical insurance program, 401(k) defined contribution retirement plan and other elective benefit programs that are available to the majority of our non-union employees. In addition, we provide company-paid life insurance to each of our executive officers with a death benefit of twice his or her annual salary, up to a maximum value of $500,000, and we provide company-paid dental coverage to each of our executive officers and their dependants. The CEO, senior vice presidents and all vice presidents also have a company-paid fully-funded disability insurance plan that covers them and their families in the event they are unable to work. This disability program is comparable to the programs that other benchmark companies have for their senior executives and is intended to address each covered executive’s concerns associated with providing for adequate continuation coverage of his or her base salary in the event he or she becomes disabled. In addition, certain executives are entitled to miscellaneous perquisites including travel allowances and reimbursement of certain professional and relocation-related expenses. In 2006, Messrs. Dreiling, D’Arezzo and Newsom received taxable reimbursements of relocation-related expenses totaling $792,080. In addition, Mr. Henry received a taxable transportation allowance of $6,000. The CEO, senior vice presidents and vice presidents also receive company-paid annual physical exams.

6. Severance Benefits   We have entered into agreements with our senior executives that will require us to pay severance benefits, under certain circumstances, upon the executive’s termination. We provide these severance benefits because they are needed for our overall compensation package to be competitive in the retail drugstore environment. Generally, if the executive is terminated “without cause” (as such term is defined in the agreement), he or she will be entitled to one year’s salary continuation and payment for unused vacation and will be eligible to continue to participate in our medical benefits program during that time. In addition, the executive will have a minimum of 90 days in which to exercise the portion of stock options that had vested as of the termination date. Upon a termination “without cause,” all unvested stock options will be immediately forfeited. If the executive is terminated for “cause,” he or she will only be entitled to any unpaid salary and unused vacation earned through the termination date. All stock options, whether or not vested, shall be immediately forfeited upon the termination date. Terminations resulting from a change in control are deemed to occur “without cause,” and will result in the immediate vesting of all stock options, whether or not previously vested.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Andrew J. Nathanson, Chairman
Denis J. Nayden
Tyler J. Wolfram

SUMMARY COMPENSATION TABLE FOR FISCAL YEAR 2006

						Option	Non-Equity Incentive Plan	All Other
Name	Principal Position	Year	Salary		Bonus (2)	Awards ($) (3)	Compensation (4)	Compensation (5)	Total
Richard W. Dreiling	Chief Executive Officer	2006	825,000		330,000	—	825,000	129,660	2,109,660
Michelle D. Bergman	SVP - General Counsel	2006	350,000		—	—	350,000	9,025	709,025
John K. Henry	SVP - Chief Financial Officer	2006	430,000		75,000	—	430,000	28,433	963,433
Jerry M. Ray	SVP - Pharmacy Operations	2006	430,000		75,000	—	344,000	22,106	871,106
David D’Arezzo	SVP - Merchandising	2006	336,154	(1)	—	92,278	177,100	578,448	1,183,980

(1)                Mr. D’Arezzo joined us effective March 20, 2006. The amount shown reflects a pro-rated portion of his annual salary for that fiscal year.

(2)                In accordance with the provisions of his employment contract, Mr. Dreiling was paid a one-time bonus of $330,000 upon completion of 90 days of employment with Duane Reade. Messrs. Henry and Ray each received retention bonuses of $75,000.

(3)                The amounts in this column reflect the compensation cost recorded under SFAS No. 123(R) for options to purchase shares of common stock of Duane Reade Holdings, Inc. granted under our New Option Plan in connection with the hiring of the named executive officers. During 2006, there were no stock options forfeited by any of the named executive officers. For a full discussion of the assumptions and methodology employed in determining the grant date fair value and resultant compensation expense under SFAS No. 123(R) attributable to stock options granted during 2006, please refer to Note 1 of the consolidated financial statements included elsewhere in this report.

(4)                The amounts in this column reflect cash incentives awarded under the Management Incentive Plan for the 2006 year that were paid to the named individuals on April 5, 2007.

(5)                The amounts in this column attributable to Mr. Dreiling include the value of temporary living accommodations and other relocation expenses ($63,418), as well as the income tax reimbursement paid in connection with the relocation payment ($44,813). The amounts in this column attributable to Mr. D’Arezzo include a reimbursement for the loss incurred by Mr. D’Arezzo on the sale of his former home in California ($173,000), a real estate commission and other closing costs incurred upon the sale of his former home ($91,841), the value of temporary living accommodations and other relocation expenses ($45,000) and the income tax reimbursement paid in connection with the relocation payment ($251,636). In addition, this column includes the company-paid life insurance premiums for each of the named executive officers as follows: Mr. Dreiling ($3,390), Ms. Bergman ($2,373), Mr. Henry ($3,390), Mr. Ray ($3,390) and Mr. D’Arezzo ($2,373), as well as the company-paid dental insurance premiums for each of the named executive officers and their dependants as follows: Mr. Dreiling ($2,304), Ms. Bergman ($2,304), Mr. Henry ($2,304), Mr. Ray ($1,476) and Mr. D’Arezzo ($2,304). In addition, this column includes the value of disability insurance premiums reimbursed to the following executives: Mr. Dreiling ($12,735), Ms. Bergman ($3,540), Mr. Henry ($13,739), Mr. Ray ($14,240) and Mr. D’Arezzo ($11,020), as well as a travel allowance paid to Mr. Henry ($6,000). In addition, this column includes matching contributions made by us to our 401(k) plan for the 2006 year as follows: Mr. Dreiling ($3,000), Ms. Bergman ($808), Mr. Henry ($3,000), Mr. Ray ($3,000) and Mr. D’Arezzo ($1,274).

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2006

The following table sets forth information about awards made under various compensation plans during 2006.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Underlying Options (#)(2)	Awards ($/Sh)	Awards (3)
Richard W. Dreiling		825,000	825,000	1,237,500	—	—	—
Michelle D. Bergman		175,000	350,000	525,000	—	—	—
John K. Henry		215,000	430,000	645,000	—	—	—
Jerry M. Ray		215,000	430,000	645,000	—	—	—
David D’Arezzo	03/20/06	115,000	230,000	345,000	13,000	$100	553,670

(1)             Represents awards under the Management Incentive Plan in respect of the Company achieving its 2006 financial performance (internal Adjusted FIFO EBITDA) target of $65.0 million. The amounts actually earned for 2006 are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

(2)             Options shown in this column were granted under the Duane Reade Holdings, Inc. Management Stock Option Plan.

(3)             The amounts in this column reflect the grant date fair value of the options issued and represent the total amount of compensation expense to be recorded in the Company’s financial statements under SFAS 123(R) in connection with the vesting of this grant during the five year vesting period commencing on the grant date.

Mr. Dreiling’s Employment Arrangements

Mr. Dreiling joined us as our new President and Chief Executive Officer on November 21, 2005 and was appointed as Chairman of the Board of Directors on March 26, 2007.

The employment agreement with Mr. Dreiling provides for an initial annual base salary of $825,000 and an annual bonus opportunity ranging from 50% to 150% of his base salary; provided, however, that Mr. Dreiling’s annual bonus for fiscal year 2006 was guaranteed at no less than 100% of his base salary, subject to his remaining employed by us on the date such 2006 annual bonuses are paid to other senior executives. Mr. Dreiling received this bonus of $825,000 on April 5, 2007. The actual annual bonus paid to Mr. Dreiling could have been as high as 150% of his annual base salary, had Duane Reade Inc. achieved 105% of its’ pre-determined internal Adjusted FIFO EBITDA target (as set forth in the employment agreement). On February 17, 2006, in accordance with the conditions set forth in his employment agreement, upon completion of 90 days of employment, we paid Mr. Dreiling a one-time bonus of $330,000.

The agreement provides that, under a separate stock option agreement, Mr. Dreiling was granted a nonqualified stock option under our New Option Plan to purchase 5% of our outstanding common stock on a fully diluted basis as of November 21, 2005, which is the effective date of the employment agreement.

Mr. Dreiling is entitled to the pension and welfare benefits that are generally available to our other senior executives. Mr. Dreiling is also entitled to reimbursement of certain costs and expenses to assist him with his relocation from Pleasanton, California to the greater New York tri-state area, including six months of temporary housing costs at up to $5,000 per month, travel expenses for house-hunting trips, moving and closing costs, and $30,000 for any other expenses related to the relocation. To the extent any of such reimbursements are taxable to Mr. Dreiling, we will pay him an additional payment such that after the payment of all such taxes and any taxes on the additional payments, he will be in the same after-tax position as if no such tax had been imposed. In 2006, we reimbursed Mr. Dreiling for a total of $108,231, including $63,418 of relocation-related costs and $44,813 of income tax gross-up payments.

Senior Vice President Arrangements

On March 16, 2004, Messrs. Henry and Ray, the senior vice presidents, entered into letter agreements with Duane Reade Acquisition, which set forth the terms of their continuing employment with Duane Reade Inc. The letter agreements are referred to as “SVP employment letters” in this report. The SVP employment letters provide for annual base salaries that are equal to those received by the senior vice presidents as of March 16, 2004, with provision for some of the senior vice presidents, along with other members of management, to be granted base salary increases after completion of the Acquisition. These senior vice presidents and other members of management were granted salary increases effective August 1, 2004. The SVP employment letters also provide for additional compensation in the form of bonuses that range from 0% to 150% of their respective base salaries subject to the satisfaction of performance targets.

The total compensation payable to Mr. Henry under his SVP employment letter is:

•       an annual base salary of $350,000 that was increased to $430,000 on August 1, 2004;

•       an annual bonus opportunity of between 0% and 150% of base salary, with a target of 100% of base salary;

•       a grant at the Acquisition of new options to acquire 30,600 shares of our common stock, representing approximately 1.1% of our common stock; and

•       a grant at the Acquisition of 7,422 shares of SVP Phantom Stock (representing less than 1% of our common stock).

Effective April 8, 2007, Mr. Henry’s annual base salary was increased to $447,000.

The total compensation payable to Mr. Ray under his SVP employment letter is:

•       an annual base salary of $350,000 that was increased to $430,000 on August 1, 2004;

•       an annual bonus opportunity of between 0% and 150% of base salary, with a target of 100% of base salary;

•       a grant at the Acquisition of new options to acquire 13,600 shares of our common stock, representing less than 1% of our common stock; and

•       a grant at the Acquisition of 16,316 shares of SVP Phantom Stock (representing less than 1% of our common stock).

Effective April 8, 2007, Mr. Ray’s annual base salary was increased to $447,000.

Employment Terms for New Senior Vice Presidents

On December 16, 2005, Michelle Bergman was promoted to Senior Vice President and General Counsel. Prior to this promotion she was Vice President and General Counsel. Under the terms of her employment letter, Ms. Bergman may receive a severance payment, to be paid over 12 months, equal to her prior 12 months’ base salary.

The total compensation payable to Ms. Bergman under her employment letter is:

•       An annual base salary of $350,000;

•       An annual bonus opportunity of between 0% and 150% of base salary, with a target of 100% of base salary; and

•       A grant of new options to acquire 6,100 shares of our common stock representing less than 1% of our common stock, in addition to the 2,400 options previously granted.

Effective April 8, 2007, Ms. Bergman’s annual base salary was increased to $364,000.

On January 31, 2006, we entered into an employment letter with Mr. Newsom. The total compensation payable to Mr. Newsom under his employment letter is:

•     an annual base salary of $325,000;

•     an annual bonus opportunity of between 0% and 75% of base salary, with a target of 50% of base salary; and

•     a grant of new options to acquire 13,000 shares of our common stock.

Effective April 8, 2007, Mr. Newsom’s base salary was increased to $364,000.

On March 1, 2006, we entered into an employment letter with Mr. D’Arezzo. The total compensation payable to Mr. D’Arezzo under his employment letter is:

•     an annual base salary of $460,000;

•     an annual bonus opportunity of between 0% and 75% of base salary, with a target of 50% of base salary; and

•     a grant of new options to acquire 13,000 shares of our common stock.

Effective April 8, 2007, Mr. D’Arezzo’s base salary was increased to $478,500.

On August 29, 2006, we entered into an employment letter with Mr. Scarfone. The total compensation payable to Mr. Scarfone under his employment letter is:

•     an annual base salary of $250,000;

•     an annual bonus opportunity of between 0% and 75% of base salary, with a target of 50% of base salary; and

•     a grant of new options to acquire 13,000 shares of our common stock.

Effective April 8, 2007, Mr. Scarfone’s base salary was increased to $262,500.

Each of Messrs. Newsom, D’Arezzo and Scarfone is entitled to relocation expenses including the cost of temporary living arrangements for up to three months.

OUTSTANDING EQUITY AWARDS AT END OF FISCAL YEAR 2006

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

The following table provides information about all equity compensation awards held by the named executive officers at December 30, 2006:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Richard W. Dreiling(1)	22,555	127,808	$100	11/21/16
Michelle D. Bergman(2)	960	1,440	$100	07/30/14
	2,440	3,660	$100	07/30/14
John K. Henry(3)	12,240	18,360	$100	07/30/14
Jerry M. Ray(4)	5,440	8,160	$100	07/30/14
David D’Arezzo(5)	—	13,000	$100	03/20/16

(1)          Mr. Dreiling received a grant of 150,363 options on November 21, 2005 in connection with his joining the Company. 60% of the options granted are service-based and vest on a straight-line basis over a 4-year period, with 15% of the total grant becoming fully vested on each of the first through fourth anniversaries of the grant date. The remaining 40% of the options granted are performance-based and only vest upon the occurrence of specific financial milestones as more clearly specified in Mr. Dreiling’s option agreement. As of the date of this report, those milestones that would provide for vesting of the performance-based portion of the stock option grant have not been achieved.

(2)          Ms. Bergman received an initial grant of 2,400 stock options on July 30, 2004 in connection with the completion of the Acquisition by Oak Hill. These options are service-based and vest in equal 20% increments on each of the first through fifth anniversaries of the grant date. On December 16, 2005, in recognition of Ms. Bergman’s promotion to the position of senior vice-president, she received an additional grant of 6,100 stock options, whose vesting schedule is identical to her original grant. At December 30, 2006, the vested portion of Ms. Bergman’s stock options totaled 40% of the total options granted to her.

(3)          Mr. Henry received an initial grant of 30,600 options on July 30, 2004 in connection with the completion of the Acquisition by Oak Hill. These options are service-based and vest in equal 20% increments on each of the first through fifth anniversaries of the grant date.

(4)          Mr. Ray received an initial grant of 13,600 options on July 30, 2004 in connection with the completion of the Acquisition by Oak Hill. These options are service-based and vest in equal 20% increments on each of the first through fifth anniversaries of the grant date.

(5)          Mr. D’Arezzo received an initial grant of 13,000 options on March 20, 2006 in connection with his joining the Company. These options are service-based and vest in equal 20% increments on each of the first through fifth anniversaries of the grant date.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Phantom Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
John K. Henry(1)	—	—	7,422	$285,079
Jerry M. Ray(2)	—	—	16,316	$626,698

(1)          At July 30, 2004, in connection with the completion of the Acquisition, Mr. Henry relinquished cash payments totaling $742,217 to which he would have otherwise been entitled, and received in exchange 7,422 shares of Phantom Stock with an equivalent value. The amount shown in this table reflects the valuation of the Phantom Stock as of July 30, 2006, the date on which such shares became fully vested. The valuation reflects the per share value of $38.41, based on the most current SFAS No. 142 equity valuation, which had been prepared as of July 1, 2006.

(2)          At July 30, 2004, in connection with the completion of the Acquisition, Mr. Ray relinquished cash payments totaling $1,631,628 to which he would have otherwise been entitled, and received in exchange 16,316 shares of Phantom Stock with an equivalent value. The amount shown in this table reflects the valuation of the Phantom Stock as of July 30, 2006, the date on which such shares became fully vested. The valuation reflects the $38.41 SFAS No. 142 per share value as of July 1, 2006.

Senior Vice President Phantom Stock

Certain senior vice presidents of Duane Reade Inc. were awarded SVP phantom stock under a phantom stock plan that was adopted effective as of the date of the Acquisition, representing, in the aggregate, approximately 0.8% of the shares of our common stock (on a fully diluted basis). The SVP phantom stock was granted to the senior vice presidents for future services and in exchange for relinquishing certain payments in connection with the Acquisition and in entering into new employment letters.

At the closing of the Acquisition, Messrs. Henry and Ray relinquished an aggregate amount of approximately $1.6 million with respect to their rights under Duane Reade Inc.’s supplemental executive retirement plan/split dollar life insurance arrangement which would have required us to transfer ownership of the underlying life insurance policies to each of them. In addition, Mr. Ray relinquished retention payments totaling approximately $0.3 million, stock option proceeds of approximately $0.1 million and a payment of approximately $0.4 million under an existing price guarantee on stock options awarded to him in May 1999.

Each of Messrs. Henry and Ray entered into an award agreement under the Phantom Stock Plan under which he was awarded a specific number of shares of SVP phantom stock. References to awards are references to the total number of shares of SVP phantom stock granted to a particular senior vice president. This was a one time award of phantom stock to the senior vice presidents, and no other awards of phantom stock have been or are expected to be made. Each share of SVP phantom stock corresponds to a share of our common stock. The SVP phantom stock awards vested ratably over a two year period, subject to partial acceleration upon a change of control. Acceleration occurring in connection with a change of control will be to the extent necessary to participate in a transfer giving rise to a tag-along or drag-along right (as if the phantom shares representing the SVP phantom stock were actual shares, to the extent applicable). Awards are generally to be settled (or paid) in shares of our common stock or, in connection with a drag-along event, using the same form of consideration received by our common stockholders in connection with such a transaction, by treating one share of SVP phantom stock as a share of our common stock. Awards of SVP phantom stock will settle in whole or in part, depending upon the extent to which the senior vice president has vested in his award, on a drag-along event, tag-along event, initial public offering of our common stock or five years following the Acquisition. Awards of SVP phantom stock will also settle, to the extent vested, following the senior vice president’s death or termination of employment without “Cause” or for “Good Reason” as each term is defined in the new SVP employment letter. Upon termination of employment under certain limited circumstances, the SVP phantom stock awards may be settled in cash at fair market value, treating each share of SVP phantom stock as one share of our common stock. Shares of our common stock received by the senior vice presidents through the settlement of a SVP phantom stock award are subject to the stockholders and registration rights agreement which is more fully described in “Certain Relationships and Related Transactions—Agreements Relating to Duane Reade Holdings—Stockholders and Registration Rights Agreement.” In addition, SVP phantom stock awards participate in dividends to the same extent as the holders of our common stock. SVP phantom stock awards also contain a sunset provision that provides that these awards, to the extent not yet settled, may be settled in shares of our common stock no earlier than July 30, 2009.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The following table describes the potential payments upon termination of employment or a change in control of Duane Reade for each of the named executive officers effective on December 30, 2006:

Benefits and Payments Upon Termination	Voluntary Termination	Termination for Cause or without Good Reason	Termination without Cause or for Good Reason prior to Change in Control	Termination without Cause or for Good Reason after Change in Control	Death
Richard W. Dreiling
Severance Payment(1)	$—	$—	$3,300,000	$3,300,000	$—
Value of Stock Options(2)	—	—	—	—	—
Management Incentive Plan	—	—	825,000	825,000	825,000
Benefits(3)	31,889	31,889	38,921	38,921	31,889
Total	$31,889	$31,889	$4,163,921	$4,163,921	$856,889
Michelle D. Bergman
Severance Payment(8)	$—	$—	$350,000	$350,000	$—
Value of Stock Options(2)	—	—	—	—	—
Management Incentive Plan	—	—	—	—	—
Benefits(4)	13,584	13,584	13,584	13,584	13,584
Total	$13,584	$13,584	$363,584	$363,584	$13,584
John K. Henry
Severance Payment(8)	$—	$—	$430,000	$430,000	$—
Value of Stock Options(2)	—	—	—	—	—
Value of Phantom Shares(9)	331,623	331,623	331,623	331,623	331,623
Management Incentive Plan	—	—	—	—	—
Benefits(5)	17,133	17,133	17,133	17,133	17,133
Total	$348,756	$348,756	$778,756	$778,756	$348,756
Jerry M. Ray
Severance Payment(8)	$—	$—	$430,000	$430,000	$—
Value of Stock Options(2)	—	—	—	—	—
Value of Phantom Shares(9)	729,011	729,011	729,011	729,011	729,011
Management Incentive Plan	—	—	—	—	—
Benefits(6)	17,343	17,343	17,343	17,343	17,343
Total	$746,354	$746,354	$1,176,354	$1,176,354	$746,354
David W. D’Arezzo
Severance Payment(8)	$—	$—	$460,000	$460,000	$—
Value of Stock Options(2)	—	—	—	—	—
Management Incentive Plan	—	—	—	—	—
Benefits(7)	23,866	23,866	23,866	23,866	23,866
Total	$23,866	$23,866	$483,866	$483,866	$23,866

(1)          As defined in Mr. Dreiling’s employment contract, this represents twice the sum of (i) the current annual salary and (ii) the 2006 guaranteed bonus amount.

(2)          Based upon the exercise price of $100.00 per share and the December 30, 2006 equity fair valuation of $44.68 per share, the stock options are considered to have no value.

(3)          As defined in Mr. Dreiling’s employment contract, upon termination, he would be entitled to receive payment for:  (i) accrued but unpaid salary through the date of termination ($31,731) and

(ii) reimbursement for all properly documented business expenses incurred through the date of termination ($158). In addition, in the event that Mr. Dreiling’s termination occurs without cause or for good reason, he would be entitled to continued participation in the Company’s executive health insurance benefits program for a period not to exceed twenty-four months, subject to the condition that this coverage shall cease upon Mr. Dreiling’s eligibility to participate in another employer’s comparable health insurance benefits program ($7,032). In accordance with our policy, any accrued but unused vacation time would be forfeited.

(4)          As defined in Ms. Bergman’s employment letter, upon termination, she would be entitled to receive payment for: (i) accrued but unpaid salary through the date of termination ($13,462) and (ii) reimbursement for all properly documented business expenses incurred through the date of termination ($122). In accordance with our policy, any accrued but unused vacation time would be forfeited.

(5)          As defined in Mr. Henry’s employment letter, upon termination, he would be entitled to receive payment for: (i) accrued but unpaid salary through the date of termination ($16,538) and (ii) reimbursement for all properly documented business expenses incurred through the date of termination ($595). In accordance with our policy, any accrued but unused vacation time would be forfeited.

(6)          As defined in Mr. Ray’s employment letter, upon termination, he would be entitled to receive payment for: (i) accrued but unpaid salary through the date of termination ($16,538) and (ii) reimbursement for all properly documented business expenses incurred through the date of termination ($805). In accordance with our policy, any accrued but unused vacation time would be forfeited.

(7)          As defined in Mr. D’Arezzo’s employment letter, upon termination, he would be entitled to receive payment for: (i) accrued but unpaid salary through the date of termination ($17,692) and (ii) reimbursement for all properly documented business expenses incurred through the date of termination ($6,174). In accordance with our policy, any accrued but unused vacation time would be forfeited.

(8)          Represents one year’s annual salary

(9)          Represents the value of the 100% vested portion of the named individuals’ Phantom Share ownership, based upon the December 30, 2006 equity valuation of $44.68 per share.

Richard W. Dreiling

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

Senior Vice Presidents

Under the SVP employment letters, if Mr. Henry’s or Mr. Ray’s employment is terminated by us without cause or by him for good reason at any time after the first anniversary of the effective date of the Acquisition, he will be entitled to a severance payment to be paid over 12 months equal to their prior 12 months’ base salary. Mr. Henry and Mr. Ray will be subject to restrictive covenants prohibiting them from competing with us in the New York greater metropolitan area and from soliciting our employees, generally during the period in which they are entitled to severance payments. For purposes of their SVP employment letters, “cause” means: (1) the commission of any act of fraud or embezzlement against us or any of our subsidiaries; (2) being convicted of, or pleading guilty to, a felony; (3) intentional misconduct which is materially injurious (or if made public, could be materially injurious) to our reputation or financial interests, including, without limitation, sexual or racial harassment of our employees, employees of our subsidiaries or other persons engaged in business with us or our subsidiaries; (4) material breach of any of our covenants or policies regarding the protection of our business interests including, without limitation, policies addressing confidentiality and non-competition; or (5) failure to follow the lawful instructions of the Board of Directors or CEO after having received prior written notice of such failure and such failure remaining uncorrected after ten days of having received such written notice. For purposes of their employment letters, “good reason” shall mean: (1) the assignment to Mr. Henry or Mr. Ray of any duties materially and adversely inconsistent with his position as Senior Vice President which results in a material and adverse change in his status, office or title with us; (2) a reduction in Mr. Henry’s or Mr. Ray’s salary from that in effect on July 30, 2004; or (3) a requirement that Mr. Henry or Mr. Ray relocate more than 20 miles outside the greater New York metropolitan area.

If Duane Reade Inc. terminates Ms. Bergman’s employment under certain circumstances, she would be entitled to receive severance equal to her prior 12 months’ base salary.

The employment of Ms. Bergman and Messrs. Newsom, D’Arezzo and Scarfone is “at will,” meaning that either the officer or we will be entitled to terminate his or her employment at any time and for any reason, with or without cause. In the event we terminate his or her employment other than for “cause,” the officer will be paid severance equal to one-year’s salary at his or her then current salary payable in bi-weekly installments. For purposes of each of their employment letters, “cause” means (1) a repeated refusal to comply with a lawful directive of the CEO, (2) serious misconduct, dishonesty or disloyalty directly related to the performance of duties for us, which results from a willful act or omission and which is materially injurious to our operations, financial condition or business reputation or any of our significant subsidiaries; (3) being convicted (or entering into a plea bargain admitting criminal guilt) in any criminal proceeding that may have an adverse impact on our reputation and standing in the community; (4) willful and continued failure to substantially perform his or her duties under his or her employment letter; or (5) any other material breach of his or her employment letter. In the event of termination for cause, the officer will be entitled to any unpaid salary through the date of termination, plus any earned and accrued unused vacation pay or deferred compensation payments. Each of Ms. Bergman and Messrs. Newsom, D’Arezzo and Scarfone will not be entitled to any other termination-related compensation from us.

COMPENSATION OF DIRECTORS

We do not compensate directors who are our employees or affiliates of Oak Hill for their service as directors. We expect that any independent directors that might be named in the future will receive customary fees for their service as directors. No directors received any such compensation in 2006.

CONTRACTS WITH THE FORMER CHAIRMAN AND CEO

In an ongoing arbitration between Mr. Cuti and us (explained in more detail in “Item 3. Legal Proceedings”), we are seeking, among other forms of relief, rescission of the employment agreement,

which was entered into in December 2003 and modified in March 2004 and June 2004, described below and his July 2002 employment agreement and the return of all compensation paid under the employment agreements, including the benefits to which Mr. Cuti is described as being entitled to below.

Mr. Cuti’s Profits Interest

Mr. Cuti’s 2003 employment agreement provides for the award to Mr. Cuti of a profits interest in Duane Reade Shareholders that, based on the amount of the initial equity investments by the investor group led by Oak Hill and by management and given a sufficient appreciation in the value of Duane Reade Shareholders following the Acquisition, could have resulted in his possession of an approximately 7.9% equity interest in Duane Reade Shareholders (on a fully diluted basis), which, as of the effective date of the Acquisition, would have been equivalent to approximately 7.1% of the aggregate ownership interest in us on a consolidated basis. The profits interest will have no value unless the value of Duane Reade Shareholders appreciates. In connection with a realization event (such as a sale), if the fair market value of Duane Reade Shareholders appreciates, the 2003 employment agreement provides that Mr. Cuti is entitled to be allocated the first $20 million of such appreciation and will share in distributions of additional amounts in accordance with his pro rata interest. The profits interest was scheduled to vest over a five year period, subject, generally, to Mr. Cuti’s continued employment with us. The 2003 employment agreement provides that vesting of the profits interest will accelerate upon the occurrence of a change of control or an underwritten offering of common stock by Duane Reade Inc., Duane Reade Holdings or Duane Reade Shareholders that results in a public offering of at least 20% of such entity’s common stock or generates gross proceeds of at least $100 million. The profits interest is subject to customary drag-along, tag-along and registration rights as well as preemptive rights in specific circumstances. The profits interest is intended to meet certain IRS guidelines, but in the event that Mr. Cuti incurs any income taxes as a result of the grant of the profits interest, the 2003 employment agreement provides that we will indemnify him against such taxes.

The 2003 employment agreement between us and Mr. Cuti, which is described in further detail below, provides that, as a result of the November 21, 2005 replacement of Mr. Cuti by Mr. Dreiling, Mr. Cuti had the right to require us to purchase for cash to be paid over a two year period all or a portion of the equity interests he holds in Duane Reade Shareholders and Duane Reade Holdings as he may designate, at a value determined in accordance with a formula specified in the 2003 employment agreement. In connection with the replacement of Mr. Cuti by Mr. Dreiling, we have treated all of Mr. Cuti’s equity interests as having vested. The 2003 employment agreement provides that Mr. Cuti’s purchase right would be suspended at any time when the exercise of such purchase rights would result in a default under the financing arrangements of Duane Reade Shareholders, Duane Reade Holdings or Duane Reade Inc. On December 21, 2005, Mr. Cuti provided notice to Duane Reade Inc. that he was exercising his repurchase right to cause us to repurchase 5% of his profits interest. In accordance with the procedures outlined in the 2003 employment agreement, Duane Reade Inc. has advised Mr. Cuti that his profits interest as of December 21, 2005 was determined to have no value. The determination that Mr. Cuti’s profits interest as of December 21, 2005 had no value is also one of several subjects specifically at issue in the arbitration between Mr. Cuti and us.

Mr. Cuti’s 2003 Employment Agreement

On December 22, 2003, Mr. Cuti entered into an employment agreement revising the terms and conditions of his prior employment agreement. Following the execution of that employment agreement, we negotiated certain modifications to the terms and conditions of Mr. Cuti’s employment, and on March 16, 2004, we entered into the 2003  employment agreement, which was subsequently amended on June 18, 2004. The term of Mr. Cuti’s employment under the 2003 employment agreement was five years, during which time he would serve as our and Duane Reade Inc.’s Chairman of the board (except if prohibited by legal requirements), president and chief executive officer. The 2003 employment agreement contemplated an initial base salary of $1 million per annum and an annual bonus opportunity ranging from 0% to 175% of base salary based upon our success in achieving annual financial performance targets.

Under the terms of his 2002 employment agreement, Mr. Cuti participated in a supplemental executive retirement plan, or SERP, and Duane Reade Inc. agreed to satisfy its obligation to him under the SERP through the purchase of an insurance contract. The insurance contract provided benefits to Mr. Cuti’s beneficiaries upon his death, as well as retirement benefits upon the earlier of him reaching age 65 or three years after his termination date. As of June 3, 2004, under the terms of his 2002 employment agreement, Duane Reade Inc. was obligated to make annual premium payments under the insurance contract of approximately $5 million for each of the next six years (totaling a minimum of approximately $30.0 million as of June 3, 2004), subject to an accelerated payment equal to the present value of such amount upon the termination of Mr. Cuti’s employment with Duane Reade Inc. for any reason, the non-renewal of his prior employment agreement, the renewal of his prior employment agreement in accordance with its terms, the sale of Duane Reade Inc., Mr. Cuti’s attainment of age 65, or Duane Reade Inc.’s failure to timely pay the annual insurance premiums owed under the insurance contract. The 2003 employment agreement provided Duane Reade Inc. with an election to terminate the SERP obligations and the insurance contract arrangements. Upon the consummation of the Acquisition, Duane Reade Inc. exercised this election. The 2003 employment agreement provides that Mr. Cuti would waive his entitlement to the SERP and release Duane Reade Inc. from all of the obligations to make premium payments (totaling a minimum of approximately $30.0 million as of June 3, 2004 as described above) under the insurance contract in exchange for, among other things, the payment to Mr. Cuti of $20.5 million on or prior to January 3, 2005 and $4.0 million on or prior to June 30, 2005. All such required payments have been made. Approximately $14.3 million of these payment obligations were offset by the proceeds of the cash surrender value of the split dollar life insurance contract, which was terminated on June 30, 2005 in connection with the final $4.0 million payment Mr. Cuti.

The 2003 employment agreement provided for the relinquishment by Mr. Cuti of certain long-term incentives to which he was entitled under his 2002 employment agreement and lower severance payments (as described below) than those provided for in his 2002 employment agreement. The 2003 employment agreement provided for new long-term incentives to Mr. Cuti, including the profits interest in Duane Reade Shareholders described above under “—Mr. Cuti’s Profits Interest,” options to purchase 4% of the common stock of Duane Reade Holdings (on a fully diluted basis), and payments of $0.9 million on each of the first through fifth anniversaries of the effective date of the Acquisition, subject, generally, to his continued employment with us. In connection with the completion of the Acquisition, Mr. Cuti received a payment of $4,962,286 and forfeited all of his outstanding options, valued at approximately $2.7 million based on the Acquisition consideration of $16.50 per share, and the right to receive a payment of $1.0 million under an existing price guarantee of stock options granted in May 1999.

The 2003 employment agreement provides that the stock options and profits interest awards vest over five years subject, generally, to Mr. Cuti’s continued employment with us, and with respect to the profits interest subject to acceleration upon the occurrence of specific events, including a “change of control” (as described below). The 2003 employment agreement defines a “change of control” to include in specific circumstances, among other things:

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

In addition, upon a change of control, the vesting of stock options would occur to the extent necessary for Mr. Cuti to participate in a transfer giving rise to tag-along or drag-along rights.

As a result of the November 21, 2005 replacement of Mr. Cuti by Mr. Dreiling, the 2003 employment agreement provides that all of Mr. Cuti’s stock options and the profits interest were accelerated and became fully vested. On March 21, 2006, Mr. Cuti’s stock options expired unexercised.

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

The 2003 employment agreement also provides for the participation by Mr. Cuti in all benefit plans generally available to our senior executives, the continuation of the fringe benefits provided to Mr. Cuti under his 2002 employment agreement, retiree medical benefits for Mr. Cuti and his spouse, severance benefits and, following our election to terminate the SERP obligations and the insurance contract arrangements, and payment of the Prepayment Amount, the payment of premiums of up to $88,000 per year for term life insurance coverage. As a result of the November 21, 2005 replacement of Mr. Cuti by Mr. Dreiling, effective December 21, 2005, Mr. Cuti was no longer entitled to the payment of such premiums in respect of term life insurance coverage. The 2003 employment agreement provides indemnification for income taxes incurred by Mr. Cuti for certain payments to him that are not paid in cash or marketable property. In accordance with the 2003 employment agreement, we have paid the premiums owed on a life insurance policy owned by us pursuant to Mr. Cuti’s SERP/split dollar life insurance retention arrangement, which was originally established for Mr. Cuti in 1998 as part of his long-term compensation program. On August 11, 2006, subsequent to the second anniversary of the effective date of the Acquisition, we liquidated the cash surrender value of the life insurance policy and paid the proceeds of approximately $3.9 million, less applicable statutory income and payroll tax withholdings, to Mr. Cuti.

The 2003 employment agreement provides that we may terminate Mr. Cuti’s employment with Duane Reade Inc. and Duane Reade Holdings with or without “cause,” as defined in the 2003 employment agreement. The definition of termination for “cause” includes:

•       a finding by the board of directors of the company that Mr. Cuti has committed an act of fraud or embezzlement against Duane Reade Holdings or Duane Reade Inc. or any of our subsidiaries;

•       Mr. Cuti’s conviction of a felony; or

•       any material willful breach of the 2003 employment agreement by Mr. Cuti.

The 2003 employment agreement also provides that Mr. Cuti may terminate his employment with Duane Reade Inc. and Duane Reade Holdings for “good reason,” as defined in the 2003 employment agreement, which includes:

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

•       any material breach of the 2003 employment agreement by Duane Reade Inc., Duane Reade Holdings or Duane Reade Shareholders which includes our failure to have Andrew J. Nathanson, or an independent director appointed to the board of directors of Duane Reade Inc. in accordance with the terms of the 2003 employment agreement; or

•       if Duane Reade Inc. becomes a direct or indirect subsidiary of an acquiring company, the failure to appoint Mr. Cuti to the position of chief executive officer of the acquiring company.

Upon the termination of Mr. Cuti’s employment by Duane Reade Inc. without cause or upon his resignation for good reason, the 2003 employment agreement provides that he would be entitled to receive the following severance payments: (1) a payment equal to three times the sum of his most recent base salary and the highest bonus actually paid to him during the term of the 2003 employment agreement (or 125% of base salary, if terminated during the first year of the term), plus (2) acceleration of the remaining unpaid $0.9 million cash payments. One quarter of this severance amount must be paid within 10 days of the termination of his employment and the remainder must be paid in substantially equal installments over the 25-month period following termination. In addition, the 2003 employment agreement provides that the unvested portion of his profits interest and stock options will immediately vest upon his termination without cause or upon his resignation for good reason, and he will generally be entitled to continued health, dental, disability, life insurance and similar benefits at our expense during the 25-month period following his termination. Neither non-renewal of the 2003 employment agreement nor a change of control of Duane Reade Inc. will independently trigger an obligation by Duane Reade Inc. to pay severance benefits to Mr. Cuti.

The 2003 employment agreement provides for a tax gross-up for any amounts due or paid to Mr. Cuti under the 2003 employment agreement, his 2002 employment agreement or any plan, program or arrangement of Duane Reade Inc., Duane Reade Holdings or Duane Reade Shareholders or their respective subsidiaries that is considered an “excess parachute payment” under the Internal Revenue Code. In connection with the November 21, 2005 replacement of Mr. Cuti by Mr. Dreiling, Mr. Cuti’s severance amount was calculated to equal $6.6 million, which amount is being paid in accordance with the 2003 employment agreement except that the installment period is equal to 25 months because we have agreed that Mr. Cuti’s last day of employment was December 21, 2005.

Mr. Cuti has agreed not to disclose or otherwise inappropriately use for his personal benefit, any of our confidential or proprietary information. Mr. Cuti has further agreed not to compete with Duane Reade Inc. during the term of the 2003 employment agreement and for three years thereafter, regardless of the grounds for the termination of his employment. If Mr. Cuti violates the non-competition provisions of the 2003 employment agreement, he will be required to repay to Duane Reade Inc. a portion of the payments he is entitled to receive under the 2003 employment agreement, in addition to any actual damages he may owe to us in excess of the amounts he repaid to Duane Reade Inc. If, however, an arbitrator determines that severance payments are owed to Mr. Cuti and such payments are not made to him within 15 days of the arbitrator’s ruling, the non-competition provision of the 2003 employment agreement will lapse.

The 2003 employment agreement provides that Duane Reade Inc. will also indemnify Mr. Cuti for all costs, charges and expenses incurred by him by reason of him being or having served as a director, officer, employee or agent of Duane Reade Inc., Duane Reade Holdings or any of its subsidiaries. The 2003 employment agreement also requires Duane Reade Inc. to maintain a directors and officers liability insurance policy for so long as Mr. Cuti is employed by Duane Reade Inc. and for three years thereafter. The policy must be consistent with the level of coverage and premiums of similarly situated companies.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of Duane Reade Inc.’s issued and outstanding common stock is held by Duane Reade Holdings, Inc. whose principal address is 201 Main Street, Fort Worth, Texas 76102, and is beneficially owned by Oak Hill Capital Partners, L.P., whose principal address is 201 Main Street, Fort Worth, Texas 76102.

The table below sets forth, as at June 28, 2007, certain information regarding the beneficial ownership of the common stock of Duane Reade Holdings, by:

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

Shares of Common Stock Beneficially Owned

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Outstanding Shares
Duane Reade Shareholders, LLC(1)	2,594,977	84.5%
OHCP DR Co-Investors 2007 LLC(2)	384,174	12.9
Richard W. Dreiling(3)	23,435	—
Michelle D. Bergman(4)	6,820	—
David D’Arezzo(5)	4,440	—
John K. Henry(6)	19,272	—
Charles W. Newsom(7)	4,440	—
Jerry M. Ray(8)	9,472	—
Vincent A. Scarfone(9)	1,200	—
Michael S. Green	—	—
John P. Malfettone	—	—
Andrew J. Nathanson	—	—
Denis J. Nayden	—	—
Tyler J. Wolfram	—	—
All Officers & Directors (12 persons)	69,079	2.6%

(1)          Oak Hill, together with the equity co-investors, owns on a fully diluted basis 100% of the outstanding membership interests in Duane Reade Shareholders.

(2)          Oak Hill is the managing member of OHCP DR Co-Investors 2007 LLC.  OHCP DR Co-Investors 2007 LLC holds warrants to purchase 384,174 shares of our common stock at an exercise price of $75.00 per share.  OHCP DR Co-Investors 2007 LLC also owns 525,334 shares of our Series A preferred stock, par value $0.01 per share, which currently have a liquidation value of $75.00 per share.  Each share of preferred stock is convertible, at our option, immediately prior to an initial public offering into a number of shares of our common stock equal to the liquidation preference for such share of preferred stock, divided by the price per share of our common stock set forth in the final prospectus to be used in connection with the IPO.  OHCP DR Co-Investors is not deemed to beneficially own any shares of our common stock underlying the shares of preferred stock.

(3)          Mr. Dreiling owns exercisable options to acquire 23,435 shares and unexercisable options to acquire 137,929 shares of common stock of Duane Reade Holdings, representing, in the aggregate, 4.7% of the common stock of Duane Reade Holdings (on a fully diluted basis).

(4)          Ms. Bergman owns exercisable options to acquire 6,820 shares and unexercisable options to acquire 23,180 shares of the common stock of Duane Reade Holdings, representing, in the aggregate, less than 1% of Duane Reade Holdings common stock.

(5)          Mr. D’Arezzo owns exercisable options to acquire 4,440 shares and unexercisable options to acquire 31,560 shares of the common stock of Duane Reade Holdings, representing, in the aggregate, 1% of Duane Reade Holdings common stock.

(6)          Mr. Henry owns exercisable options to acquire 19,272 shares and unexercisable options to acquire 22,728 shares of common stock of Duane Reade Holdings, representing, in the aggregate, approximately 1.2% of Duane Reade Holdings common stock.

(7)          Mr. Newsom owns exercisable options to acquire 4,440 shares and unexercisable options to acquire 31,560 shares of the common stock of Duane Reade Holdings, representing, in the aggregate, 1% of Duane Reade Holdings common stock.

(8)          Mr. Ray owns exercisable options to acquire 9,472 shares and unexercisable options to acquire 20,528 shares of the common stock of Duane Reade Holdings, representing, in the aggregate, less than 1% of Duane Reade Holdings common stock.

(9)          Mr. Scarfone owns exercisable options to acquire 1,200 shares and unexercisable options to acquire 26,800 shares of the common stock of Duane Reade Holdings, representing, in the aggregate, less than 1% of Duane Reade Holdings common stock.

Limited Liability Company Operating Agreement of Duane Reade Shareholders

The former Chairman and CEO and members of the investor group entered into an amended and restated limited liability company operating agreement for Duane Reade Shareholders. The amended and restated limited liability company operating agreement sets forth, among other things, the distribution and allocation of the profits and losses of the members of Duane Reade Shareholders, certain membership interest transfer restrictions, including drag-along rights and tag-along rights, and corporate governance provisions regarding the nomination of the managers and officers of Duane Reade Shareholders. The corporate governance provisions generally reflect the percentage ownership of Duane Reade Shareholders by the investor group and the former Chairman and CEO. The limited liability company operating agreement also provides that certain members of the investor group led by Oak Hill have the ability to cause Duane Reade Shareholders to take certain actions in order for it to register common equity securities of Duane Reade Shareholders under the Securities Act, and that the other equity holders of Duane Reade Shareholders may participate in such registration.

The following table presents information as at December 30, 2006:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a)
Equity compensation plans approved by security holders	—	$0.00	—
Equity compensation plans not approved by security holders	295,719	$100.00	74,574
Total	295,719	$100.00	74,574

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationship with Oak Hill

Oak Hill Capital Partners, L.P. and certain related entities beneficially own 97.4% of our common equity. One Managing Director of Oak Hill (Mr. Nayden), two Partners of Oak Hill (Mr. Wolfram and Mr. Green) and the Chief Operating Officer of Oak Hill (Mr. Malfettone) serve as our directors. Those individuals all serve as directors of Duane Reade Inc. as well. We entered into the following agreements with affiliates of Oak Hill:

Issuance of Preferred Stock and Common Stock Warrants—On March 27, 2007, certain affiliates of Oak Hill Capital Partners L.P. made an equity commitment of $39.4 million in the form of preferred stock and warrants to acquire (on a fully diluted basis) approximately 11% of our common stock at an exercise price of $75.00 per share. The proceeds from this capital infusion are to be used, in part, to acquire up to eight store leases from Gristedes and to fund new store openings and other capital expenditures. Any funds received in respect of this commitment in excess of funds needed for the acquisition will be used to fund our normal capital spending, fund new store openings or reduce our outstanding debt. The first portion of this equity commitment of $13.0 million was funded on March 27, 2007. The balance of the $39.4 million commitment, in which certain members of senior management have also elected to participate, was funded on June 28, 2007. The preferred stock has a 12 year maturity date from the issuance date and provides for an annual cash dividend of 10% payable quarterly (currently prohibited by the restrictions in our indentures and revolving credit agreement), subject to being declared by the Board of Directors. Each of the 525,334 shares of Series A preferred stock is immediately redeemable without penalty, at our option prior to the maturity dates, at a liquidation preference of $75.00 per share plus any accrued but unpaid dividends as of the redemption date. We have the right, at our option, as of immediately prior to an initial public offering, to require holders of the preferred stock to convert all (but not less than all) of such shares into a number of shares of our common stock equal to the liquidation preference for such shares of preferred stock, divided by the price per share of our common stock set forth in the final prospectus to be used in connection with the IPO.

Management Services Agreement

Under a management services agreement between Oak Hill Capital Management, Inc. (an affiliate of Oak Hill Capital Partners, L.P.) and Duane Reade Acquisition, Oak Hill Capital Management, Inc. received a fee of $8.0 million at the closing of the Acquisition, and Oak Hill Capital Management, Inc. agreed to provide financial advisory and management services to us as Duane Reade Inc.’s Board of Directors may reasonably request following the Acquisition. In consideration of these services, Oak Hill Capital Management, Inc. will receive an annual fee of $1.3 million, payable quarterly.

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

Management Members’ Equity Participation

Members of our management own options to acquire shares representing in the aggregate approximately 10.2% of the outstanding common stock of Duane Reade Holdings on a fully diluted basis. The senior vice presidents own phantom stock representing in the aggregate approximately 0.8% of the outstanding common equity of our Company on a fully diluted basis.

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

Preemptive Rights Agreement

A preemptive rights agreement was entered into among certain Oak Hill entities, Duane Reade Shareholders, Duane Reade Holdings, Duane Reade Inc. and Messrs. Cuti, Henry and Ray and certain former officers. The preemptive rights agreement contains, among other things, certain preemptive rights for management, providing that certain equity securities issued by Duane Reade Shareholders or any of its subsidiaries to the members of Duane Reade Shareholders (other than Mr. Cuti) must dilute the interests of all of the parties to the preemptive rights agreement on a proportionate basis. In connection with any such issuance of equity securities, each of Messrs. Cuti, Henry and Ray and the former officers have the right to purchase from the issuing entity a percentage of equity securities being issued equal to their percentage interest (including phantom stock interest) in Duane Reade Holdings as of such time (and, in the case of Mr. Cuti, taking into account his interest in Duane Reade Shareholders as of such time). To the extent any such members of management no longer maintain equity interests in Duane Reade Shareholders or any of its subsidiaries, they will cease to be beneficiaries of the preemptive rights agreement.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES and SERVICES

On September 27, 2005, the Company dismissed PricewaterhouseCoopers LLP as its Independent Registered Public Accounting Firm and engaged KPMG LLP in its place. In the discussions that follow, figures related to the 2005 fiscal year reflect the combined billings of both firms.

Audit Fees

Our current and former Independent Registered Public Accounting Firms, KPMG LLP and PricewaterhouseCoopers LLP, respectively, billed us an aggregate of $1,290,000 and $1,197,000 in fees for professional services rendered in connection with the audits of our financial statements for the fiscal years ended December 30, 2006 and December 31, 2005, respectively, and reviews of the financial statements included in our quarterly reports on Form 10-Q during such fiscal years, as well as professional services provided in both years in connection with the Company’s debt offerings and related SEC filings. A portion of the audit fees billed in 2006 are attributable to the two recently completed Audit Committee investigations, as detailed in Note 2 to the consolidated financial statements included in this report.

Audit Related Fees

Our current and former Independent Registered Public Accounting Firms, KPMG LLP and PricewaterhouseCoopers LLP, respectively, billed us an aggregate of $41,000 and $42,000 in fees for the fiscal years ended December 30, 2006 and December 31, 2005. In both years, these fees were primarily incurred for the annual audit of our 401k benefit plan.

Tax Fees

Our current Independent Registered Public Accounting Firm, KPMG LLP, did not bill us for any fees related to tax compliance, tax advice and tax planning during the fiscal year ended December 30, 2006. Our former Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, billed us an aggregate of $24,000 in fees for tax compliance, tax advice and tax planning during the fiscal year ended December 31, 2005.

All Other Fees

Our current and former Independent Registered Public Accounting Firms, KPMG LLP and PricewaterhouseCoopers LLP, respectively, did not bill us any additional fees that are not disclosed under “Audit Fees,” “Audit Related Fees” or “Tax Fees” for the last two fiscal years.

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

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)          The following documents are filed as a part of this report:

(i)             Financial Statements (see Part II—Item 8. Financial Statements and Supplementary Data)

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
3.1(i)

Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2004 (the “3rd quarter 2004 10-Q”)).

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

3.6(iii)	By-laws of Duane Reade Holdings, Inc. (incorporated by reference to Exhibit 3.1(ii) to the Floating Rate Notes S-4).
3.6(iv)

Certificate of Amendment of the Certificate of Incorporation of Duane Reade Holdings, Inc., dated March 27, 2007 (incorporated by reference to Exhibit 5.03 of the Company’s Form 8-K dated April 4, 2007).

3.7(i)

Certificate of Designations, Powers, Preferences and Rights of Series A Redeemable Preferred Stock of Duane Reade Holdings, Inc., dated as of March 27, 2007 (incorporated by reference to Exhibit 1.01(c) of the Company’s Form 8-K dated April 4, 2007).

3.7(ii)*	Certificate of Corrections of the Certificate of Designations, Powers, Preferences and Rights of Series A Redeemable Preferred Stock of Duane Reade Holdings, Inc., dated as of April 16, 2007.
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

10.23

Agreement, dated April 1, 2006, between Duane Reade Inc. and Local 338 (incorporated by reference to Exhibit 10.23 to the Quarterly Report on Form 10-Q of Duane Reade Holdings, Inc. for the period ended April 1, 2006).

10.24

Agreement, dated April 1, 2006, between Duane Reade Inc. and Local 340A New York Joint Board, UNITE HERE (incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q of Duane Reade Holdings, Inc. for the period ended April 1, 2006).

10.25

Preemptive Rights Agreement, dated as of July 30, 2004, by and among the Company, Duane Reade Holdings, Inc., Duane Reade Shareholders, LLC, Anthony J. Cuti, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P., OHCP DR Co-Investors, LLC and the management stockholders listed therein (incorporated by reference to Exhibit 10.27 to the Floating Rate Notes S-4).

10.26	Form of Nonqualified Stock Option Agreement pursuant to the Duane Reade Holdings 2004 Management Stock Option Plan (incorporated by reference to Exhibit 10.28 to the Senior Secured Notes S-4).
10.27

Nonqualified Stock Option Agreement, dated as of July 30, 2004, by and between Duane Reade Holdings, Inc. and Anthony J. Cuti (incorporated by reference to Exhibit 10.29 to the Senior Secured Notes S-4).

10.28

Employment Agreement, dated as of November 21, 2005, between Duane Reade Inc. and Richard W. Dreiling (incorporated by reference to Exhibit 10.21 to the registrant’s current report on Form 8-K, filed on November 23, 2005).

10.29

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

10.31

Letter Agreement, dated January 31, 2006 between Charles Newsom and the Company (incorporated by reference to Exhibit 10.32 of the Annual Report on Form 10-K of Duane Reade Holdings, Inc. for the fiscal year ended December 31, 2005 (the “2005 10-K”)).

10.32	Letter Agreement, dated March 1, 2006 between David D’Arezzo and the Company (incorporated by reference to Exhibit 10.33 of the 2005 10-K).
10.33

Third Amendment to Credit Agreement, dated as of July 7, 2006, among Duane Reade, Duane Reade Inc., DRI I Inc., Duane Reade International, Inc., Duane Reade Realty, Inc., Duane Reade Holdings, Inc. Bank of America, as Issuing Agent and Administrative Agent, Fleet Retail Group, LLC, as Collateral Agent, Wachovia Bank National Association, as Documentation Agent, General Electric Capital Corporation, as Syndication Agent and Wells Fargo Finance, LLC, as Syndication Agent and Co-Lead Arranger (incorporated by reference to Exhibit 10.34 of the Quarterly Report on Form 10-Q of Duane Reade Holdings, Inc. for the period ended July 1, 2006.)

10.34

Employment Letter, dated August 29, 2006 between Vincent A. Scarfone and the Company (incorporated by reference to Exhibit 10.35 of the Quarterly Report on Form 10-Q of Duane Reade Holdings, Inc. for the period ended September 30, 2006).

10.35

Purchase Agreement, dated March 27, 2007, between Duane Reade Holdings, Inc. and OHCP DR Co-Investors 2007, LLC (incorporated by reference to Exhibit 1.01(a) of the Company’s Form 8-K dated April 4, 2007).

10.36	Warrant to Purchase Shares of Common Stock of Duane Reade Holdings, Inc., dated March 27, 2007 (incorporated by reference to Exhibit 1.01(b) of the Company’s Form 8-K dated April 4, 2007).
10.37*	Employment Letter, dated August 29, 2006 and effective December 13, 2005 between Michelle D. Bergman and the Company.

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the 2003 10-K).
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the 1999 10-K).
31.1*	Sarbanes-Oxley Section 302 Certification of the Company’s Chief Executive Officer (“CEO”).
31.2*	Sarbanes-Oxley Section 302 Certification of the Company’s Chief Financial Officer (“CFO”).
32*	Sarbanes-Oxley Section 906 Certifications of the Company’s CEO and CFO.

*                    Filed herewith

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of Duane Reade Holdings, Inc.:

Under date of June 28, 2007, we reported on the consolidated balance sheet of Duane Reade Holdings, Inc. and subsidiaries as of December 30, 2006 and December 31, 2005 and the related consolidated statements of operations, stockholder’s equity and comprehensive income (loss), and cash flows for the fiscal years ended December 30, 2006 and December 31, 2005 which are included in this Annual Report on Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

KPMG LLP

New York, New York
June 28, 2007

Schedule II—Valuation & Qualifying Accounts

Year	Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
2004 (Predecessor)	Accounts Receivable	$1.3	$1.8	—	$1.0	$2.1
2004 (Successor)	Accounts Receivable	$2.1	$1.9	—	—	$4.0
2005 (Successor)	Accounts Receivable	$4.0	$4.2	—	$4.2	$4.0
2006 (Successor)	Accounts Receivable	$4.0	$2.0	—	$4.0	$2.0

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

Dated: June 29, 2007
DUANE READE HOLDINGS, INC.
(Registrant)
	By	/s/ JOHN K. HENRY
John K. Henry
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on June 29, 2007:

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