Form 10-Q
period 2007-03-31
DUANE READE HOLDINGS INC
filed 2007-07-13
CIK 1279172

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Yes  ☒  No  ☐*

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act (check one):

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of June 30, 2007, there were 2,594,977 shares of common stock issued and outstanding. None of the registrant’s outstanding voting stock is held by non-affiliates of the registrant.

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

•       liability and other claims asserted against us, including the items discussed in Note 9 of the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report;

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

PART I—FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

Duane Reade Holdings, Inc.
Consolidated Statements of Operations (Unaudited)
(In thousands)

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	April 1, 2006
Net sales	$414,388	$385,869
Cost of sales	333,379	310,396
Gross profit	81,009	75,473
Selling, general & administrative expenses	72,744	69,464
Labor contingency expense	—	(18,004)
Depreciation and amortization	18,037	18,678
Store pre-opening expenses	150	50
Other expense	5,018	1,102
Operating income (loss)	(14,940)	4,183
Interest expense, net	14,435	13,738
Loss before income taxes	(29,375)	(9,555)
Income tax expense	1,160	309
Net loss	$(30,535)	$(9,864)

The accompanying notes are an integral part of these financial statements.

Duane Reade Holdings, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	March 31,	December 30,
	2007	2006
ASSETS
Current Assets
Cash	$1,359	$1,395
Receivables, net	53,965	57,181
Inventories	220,090	218,924
Deferred income taxes	888	2,429
Prepaid expenses and other current assets	26,693	25,659
Total Current Assets	302,995	305,588
Property and equipment, net	206,081	208,148
Goodwill	70,384	70,384
Other assets, net	207,745	214,461
Total Assets	$787,205	$798,581
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$86,252	$83,410
Accrued interest	4,683	9,299
Accrued expenses	44,294	46,380
Current portion of debt	161,205	157,122
Current portion of capital lease obligations	3,137	3,173
Total Current Liabilities	299,571	299,384
Long-term debt	405,032	405,032
Capital lease obligations, less current portion	6,316	7,137
Deferred income taxes	29,186	29,621
Other non-current liabilities	70,529	54,670
Total Liabilities	810,634	795,844
Commitments and contingencies
Stockholder’s equity (deficit)
Common stock, $0.01 par, authorized 4,205,600 shares and 3,050,000 shares; issued and outstanding: 2,594,977 shares	26	26
Paid-in capital	244,304	239,807
Accumulated other comprehensive income	66	193
Accumulated deficit	(267,825)	(237,289)
Total Stockholder’s Equity (Deficit)	(23,429)	2,737
Total Liabilities and Stockholder’s Equity or Deficit	$787,205	$798,581

The accompanying notes are an integral part of these financial statements.

Duane Reade Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	April 1, 2006
Cash flows used in operating activities:
Net loss	$(30,535)	$(9,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,950	19,741
Deferred income taxes	1,107	276
Non-cash rent expense	3,516	2,559
Other non-cash expense	1,876	25
Change in operating assets and liabilities (net of the effect of acquisitions):
Receivables	3,216	5,468
Inventories	(1,166)	2,863
Accounts payable	2,842	12,499
Prepaid and accrued expenses	(7,735)	(6,264)
Other assets and liabilities, net	2,262	(27,476)
NET CASH USED IN OPERATING ACTIVITIES	(5,667)	(173)
Cash flows used in investing activities:
Capital expenditures	(6,949)	(3,713)
Lease acquisition, customer file and other costs	(3,390)	(1,814)
NET CASH USED IN INVESTING ACTIVITIES	(10,339)	(5,527)
Cash flows from financing activities:
Borrowings from revolving credit facility	498,423	454,703
Repayments of revolving credit facility	(494,341)	(448,188)
Issuance of preferred stock	12,750	—
Deferred financing costs	(5)	(21)
Repayments of capital lease obligations	(857)	(759)
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,970	5,735
Net change in cash	(36)	35
Cash at beginning of period	1,395	1,362
Cash at end of period	$1,359	$1,397

The accompanying notes are an integral part of these financial statements.

Duane Reade Holdings, Inc.
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	For the 13 Weeks Ended
	March 31,	April 1,
	2007	2006
Net loss	$(30,535)	$(9,864)
Change in fair value of interest rate collar	(127)	269
Total Other Comprehensive Income (Loss)	(127)	269
Total Comprehensive Loss	$(30,662)	$(9,595)

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

The Company, along with certain of its subsidiaries, is a guarantor of the debt obligations of Duane Reade Inc. and Duane Reade, the New York general partnership that holds the operating assets and liabilities (“Duane Reade GP”). The Company has no assets or operations other than its investment in its subsidiaries. The guarantees provided by the Company and its other subsidiaries under the debt obligations of Duane Reade Inc. and Duane Reade GP (described in more detail in Note 7) are full and unconditional, joint and several.

The Unaudited Consolidated Interim Financial Statements included herein reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of operations, financial position, cash flows and comprehensive loss of the Company, and have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company’s Annual Consolidated Financial Statements for the year ended December 30, 2006. These Unaudited Consolidated Interim Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 30, 2006. The Unaudited Consolidated Interim Financial Statements include the assets and operations of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The results for the interim periods presented are not necessarily indicative of the results expected for the full year.

2.                 Recently Issued Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” which requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB No. 20”) which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net earnings the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 is that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The Company has adopted SFAS 154, and such adoption has not had an effect on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company has adopted SFAS 155, and such adoption has not had an effect on its consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 effective with the beginning of fiscal 2007, and such adoption has not had a material effect on its consolidated financial statements.

3.                 Stock-Based Payment

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This statement established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the prospective transition method. Under that transition method, compensation expense recognized for the thirteen weeks ended March 31, 2007 and April 1, 2006 reflects the vested portion of share-based payments granted on or after January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company has elected to recognize compensation expense on a straight-line basis over the vesting period of the respective options. During the three months ended March 31, 2007 and April 1, 2006, the Company recorded pre-tax compensation expense of approximately $0.5 million and $25 thousand, respectively, attributable to the vested portion of stock options granted after the adoption date.

Management Stock Option Plan

The Company’s Board of Directors adopted the Duane Reade Holdings, Inc. Management Stock Option Plan, referred to in this report as the “Stock Option Plan,” which became effective on the date the Acquisition was completed. The Stock Option Plan is administered by the compensation committee of the Board of Directors. Any officer, employee, director or consultant of Duane Reade Holdings or any of its subsidiaries or affiliates is eligible to be designated a participant under the Stock Option Plan. On March 27, 2007, the Company amended the Stock Option Plan so that a maximum of 575,893 shares of its common stock may be granted under the Stock Option Plan.

Under the Stock Option Plan, the compensation committee of Duane Reade Holdings may grant awards of nonqualified stock options, incentive stock options, or any combination of the foregoing. A stock option granted under the Stock Option Plan will provide a participant with the right to purchase, within a specified period of time, a stated number of shares of the Company’s common stock at the price specified in the award agreement. Stock options granted under the Stock Option Plan will be subject to such terms, including the exercise price and the conditions and timing of exercise, not inconsistent with the Stock Option Plan, as may be determined by the compensation committee and specified in the applicable stock option agreement or thereafter.

On December 31, 2006, a total of 168,600 options to acquire shares of the Company’s common stock were granted to executive officers of the Company.

The weighted-average grant-date fair value of options granted during the thirteen weeks ended March 31, 2007 was $5.59. There were no stock options exercised during the first thirteen weeks of either 2007 or 2006.

The Company has adopted Black-Scholes option pricing and other methods of valuation, the results of which were applied to the stock options issued during the thirteen weeks ended March 31, 2007. The key assumptions used in this valuation were consistent with those used in 2006.

As of March 31, 2007, there was $2.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock-based compensation plan. That cost is expected to be recognized on a straight-line basis over a weighted-average period of five years.

As of March 31, 2007, a total of 114,359 shares of common stock of the Company were reserved for the issuance of additional stock options. The Company expects to satisfy the exercise of stock options utilizing newly-issued shares.

4.                 Inventory and Cost of Sales

At March 31, 2007, inventories, consisting solely of finished goods, would have been lower by $2.6 million if they had been valued on a lower of first-in, first-out (“FIFO”) cost or market basis instead of a last-in, first-out (“LIFO”) basis. Cost of sales includes all store occupancy-related costs and expenses, consisting of lease and sublease-related income and expenses, other real estate-related income and expenses primarily resulting from the disposition of store leases, store utility costs, warehouse expenses and distribution costs. The Company reflects promotional allowances from vendors as a reduction of inventory or advertising expense, depending on the nature of the allowance, when such inventory is sold or advertising or promotions have been completed and the related allowances have been earned.

5.                 Exit and Disposal Activities

In connection with the July 30, 2004 acquisition of Duane Reade Inc. and in accordance with the provisions of Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations,” the Company established a reserve of $17.0 million for costs anticipated to be incurred as a result of the planned closing of 11 of its stores. These costs primarily relate to rent, utilities and other on-going occupancy-related expenses. At March 31, 2007 all of the planned closings had occurred, and the Company has recorded a cumulative net total of $13.0 million of primarily occupancy-related costs against this reserve resulting in the reserve balance of $4.0 million at March 31, 2007. The balance of this reserve is expected to be utilized primarily for occupancy-related costs in these closed stores.

In the normal course of its business, the Company closes underperforming locations. In accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company establishes reserves for costs anticipated to be incurred in connection with such store closings. At March 31, 2007, the balance of this reserve was $3.2 million. This balance will also be used primarily for occupancy-related costs in these stores.

6.                 Pharmacy and Customer File Acquisitions

The Company did not acquire any pharmacy customer files or pharmacy establishments in the thirteen weeks ended March 31, 2007 and April 1, 2006.

7.                 Debt

Debt is summarized as follows (in thousands):

	March 31,	December 30,
Description of Instrument	2007	2006
Current Debt:
Asset-Based Revolving Loan Facility(1)	$161,205	$157,122
Non-Current Debt:
Senior Secured Floating Rate Notes due 2010	$210,000	$210,000
9.75% Senior Subordinated Notes due 2011	195,000	195,000
2.1478% Senior Convertible Notes due 2022	32	32
Total	$405,032	$405,032
Total Debt	$566,237	$562,154

(1)          Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt and the Company does not meet the criteria of SFAS No. 6, “Classification of Short Term Obligations Expected to be Refinanced,” to reclassify the debt as long-term. However, this is not an indication that this credit facility is expected to be retired within the next year. The Company intends to continue to use this facility for its working capital needs through the date of its maturity in 2011.

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

Revolving loans under the amended asset-based revolving loan facility, at the Company’s option, bear interest at either:

•       a rate equal to LIBOR (the London Interbank Offered Rate) plus a margin of from 1.00% to 2.00%, determined based on levels of borrowing availability reset each fiscal quarter; or

•       a rate equal to the prime rate of Banc of America Retail Group Inc. plus a margin of from 0.00% to 0.50%, determined based on levels of borrowing availability reset each fiscal quarter. Borrowings under the amended asset-based revolving loan facility continue to be primarily LIBOR-based. At March 31, 2007, the amended asset-based revolving loan facility bore interest at a weighted average annual rate of 6.98%.

At March 31, 2007, there was $161.2 million outstanding under the asset-based revolving loan facility, and approximately $53.1 million of remaining availability, net of $5.7 million reserved for outstanding standby letters of credit. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt, and the Company does not meet the criteria of SFAS No. 6 to reclassify the debt as long-term.

As a result of the investigation carried out by the Company’s Audit Committee, the Company failed to file this quarterly report on Form 10-Q for the quarter ended March 31, 2007 within the time frame required by the SEC. Such failure is a default under the indenture governing the Company’s senior secured floating rate notes and the indenture governing the Company’s senior subordinated notes but will not become an event of default or result in the acceleration of those notes until after the expiration of the relevant grace period. The lenders under the Company’s amended asset-based revolving loan facility have waived the default relating to that failure to file until July 15, 2007. The filing of this Form 10-Q has cured the default related to its late filing.

Senior Secured Floating Rate Notes due 2010.   On December 20, 2004, the Company closed an offering of $160.0 million aggregate principal amount of senior secured floating rate notes due 2010. Using the net proceeds from that offering, together with approximately $2.2 million of borrowings under the amended asset-based revolving loan facility, the Company repaid all outstanding principal under its previously existing $155.0 million senior term loan facility, along with approximately $3.6 million of early repayment premium and accrued but unpaid interest through December 20, 2004. On August 9, 2005, the Company issued a further $50.0 million of senior secured floating rate notes. These new notes were issued under the same indenture as the senior secured floating rate notes issued in December 2004, although they do not trade fungibly with those notes.

The senior secured notes bear interest at a floating rate of LIBOR plus 4.50%, reset quarterly. Interest on the senior secured notes is payable quarterly on each March 15, June 15, September 15, and December 15. The senior secured notes mature on December 15, 2010. At March 31, 2007, the senior secured notes bore interest at a rate of 9.85%.

On May 25, 2005, the Company entered into a hedging transaction through the acquisition of a “no cost collar.” Under this arrangement, the Company capped its exposure on $130.0 million of LIBOR-based borrowings under the senior secured notes at a maximum LIBOR rate of 5.30%. In addition, the Company established a minimum “floor” LIBOR rate of 3.45% in line with then current LIBOR rates. This hedging arrangement expires on June 16, 2008. The changes in the fair value of the collar agreement are reflected in the Consolidated Statements of Comprehensive Loss included within the financial statements. At

March 31, 2007, the LIBOR rate in effect for the senior secured notes was 5.35%, which exceeded the maximum rate under the “no cost collar.” As a result, the protection afforded by the “no cost collar” reduced the overall effective interest rate on the senior secured notes to 9.82%.

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

At March 31, 2007, the weighted average combined interest rate in effect on all variable rate debt outstanding, including the benefit afforded by the “no cost collar,” was 8.59%.

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

2.1478% Senior Convertible Notes due 2022.   On April 16, 2002, Duane Reade Inc. completed an offering of $381.5 million aggregate principal amount of senior convertible notes maturing on April 16, 2022. The senior convertible notes were issued at a price of $572.76 per note (57.276% of the principal amount at maturity) and pay cash interest at the rate of 2.1478% per year on the principal amount at maturity, payable semi-annually in arrears on April 16 and October 16 of each year beginning on October 16, 2002, until April 16, 2007. After that date, interest will accrue on the notes as amortization of the original issue discount representing a yield to maturity of 3.75% per year, computed on a semi-annual bond equivalent basis. In December 2002, Duane Reade Inc. repurchased a total of $30.5 million principal value of the senior convertible notes at an average purchase price of $486.99 per $1,000 note, resulting in a remaining net outstanding balance of $201.0 million.

In connection with the Acquisition, Duane Reade Inc. made a tender offer to repurchase all of the $351.0 million outstanding principal value of the senior convertible notes. Upon the closing of the tender offer, a total of $350.9 million principal amount at maturity ($201.0 million issuance value) was tendered for repurchase, leaving only $55.0 thousand of principal amount at maturity ($32.0 thousand of issuance value) outstanding. Duane Reade Inc. may redeem for cash all or a portion of the principal value of the outstanding senior convertible notes at any time after April 16, 2007, at a price equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, to the redemption date.

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

At December 30, 2006, as a consequence of the significant losses incurred in the 2005 and 2006 fiscal years, as well as the projected future years’ taxable losses, the Company recorded a cumulative valuation allowance of $68.5 million. This amount represented the Company’s year-end net deferred tax asset value excluding $27.2 million of deferred tax liabilities resulting from items that are not amortized for financial statement purposes and are therefore not expected to reverse within the loss carryforward expiration period. These items include post-2004 goodwill of $6.2 million and the deferred tax liability of $21.0 million associated with the tradename.

During the three months ended March 31, 2007, the Company incurred an additional pre-tax loss of $29.4 million and recorded an incremental valuation allowance of $14.3 million. At March 31, 2007, the Company had approximately $148.6 million of gross deferred tax assets, approximately $94.2 million of gross deferred tax liabilities and recorded a cumulative valuation allowance of $82.7 million. The tax expense reported during the three months ended March 31, 2007 and April 1, 2006 primarily results from the deferred tax liabilities generated by non-amortizable goodwill.

Duane Reade Inc. is presently undergoing an examination of its New York State Franchise Tax filings for the 2001 through 2003 tax years. Adjustments proposed by New York state have been previously accrued and, in management’s opinion, are not considered material to the Company’s consolidated financial statements.

The Company reflects interest charges incurred in connection with audit settlements as interest expense; however, if any tax-related penalties were to be incurred, such amounts would be recorded as a component of the income tax provision.

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

Given the risks and uncertainties inherent in litigation, there can be no definitive assurance that the Company will actually receive any or all of the panel’s appraised value of this claim, and the Company has not recognized any income related to this matter other than $9.4 million of the original $9.9 million paid by the insurer in 2002. It should be noted that any payment to the Company that might be forthcoming as a result of this claim may also result in the incurrence of additional expenses that are contingent upon the amount of such insurance claim settlement. These expenses, if incurred, are not expected to exceed $6.0 million.

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

On May 18, 2007, the independent counsel and the forensic accountants completed their review and investigation. The independent counsel concluded that Mr. Cuti orchestrated certain real estate and other transactions that led to overstating the Company’s publicly reported earnings, and that caused the Company to create and maintain inaccurate records and publish financial statements containing misstatements. On May 22, 2007, the Audit Committee determined, after considering the results of the review and investigation, that certain of the Company’s previously-issued financial statements would have to be restated. The restatements and the results of the investigation are discussed more fully in Note 2 to the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.

On May 22, 2007, the Company received a grand jury subpoena from the United States Attorney’s Office for the Southern District of New York seeking documents relating to the allegations in the amended counterclaims discussed above. The Company is cooperating fully with the investigation. The SEC has also requested that the Company provide it with information related to this matter.

On May 25, 2007, the United States Attorney’s Office for the Southern District of New York filed an application requesting that the arbitrator stay further proceedings in the arbitration, including discovery, pending further developments in its criminal investigation of Mr. Cuti. On July 11, 2007, the arbitrator granted a stay of the arbitration through October 23, 2007 with respect to all matters other than a motion to dismiss the above-mentioned patent claim (if the parties wish to proceed) and advancement of certain fees pursuant to a prior order.

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

10.          Issuance of Preferred Stock and Common Stock Warrants in Connection with the Acquisition of Gristedes Store Leases

On February 20, 2007, the Company announced it had entered into an agreement to acquire up to eight Gristedes leased supermarket locations in the borough of Manhattan in New York City. The acquisition of the leases is subject to the satisfaction of certain conditions, including landlord consents. As of June 29, 2007, the Company had received the required consents for two of these locations, which are expected to be placed in operation during the third quarter. The Company shortly expects to receive the balance of the consents required to complete this transaction.

On March 27, 2007, certain affiliates of Oak Hill Capital Partners L.P. made an equity commitment of $39.4 million in the form of preferred stock and warrants to acquire approximately 11% (on a fully diluted basis) of the Company’s common stock at an exercise price of $75.00 per share. The proceeds from this capital infusion are to be used, in part, to acquire up to eight store leases from the Gristedes supermarket chain. Any funds raised through this commitment in excess of funds needed for the acquisition will be used to fund the Company’s normal capital spending, fund new store openings or reduce the Company’s outstanding debt. The first portion of this equity commitment of $13.0 million was funded on March 27, 2007. The balance of the $39.4 million commitment, in which certain members of senior management have also elected to participate, was funded on June 28, 2007. The preferred stock has a 12 year maturity date from the issuance date and provides for an annual cash dividend of 10% payable quarterly (currently prohibited by the restrictions in the Company’s indentures and revolving credit agreement), subject to being declared by the Board of Directors. Each of the 525,334 shares of Series A preferred stock is immediately redeemable without penalty, at the Company’s option prior to the maturity dates, at a liquidation preference of $75.00 per share plus any accrued but unpaid dividends as of the redemption date. The Company has the right, at its option, as of immediately prior to an initial public offering, to require holders of the preferred stock to convert all (but not less than all) of such shares into a number of shares of the Company’s common stock equal to the liquidation preference for such shares of preferred stock, divided by the price per share of the Company’s common stock set forth in the final prospectus to be used in connection with the IPO.

In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the Company has recorded the portion of the proceeds that are attributable to the preferred stock ($10.1 million) as a liability because of the mandatory redemption feature. The remaining amount of $2.6 million (net of $0.3 million of expenses) was ascribed to the warrants, based on a relative fair value basis, and is recorded within additional paid-in capital.

At March 31, 2007, 600,000 shares of the Company’s preferred stock ($0.01 par value) were authorized to be issued, of which 173,334 shares were outstanding, as compared to 50,000 shares authorized at December 30, 2006, none of which were outstanding.

11.          Condensed Consolidating Financial Information of Subsidiary Guarantors and Co-Obligors

The 9.75% senior subordinated notes due 2011 and the senior secured floating rate notes due 2010 were co-issued by Duane Reade Inc. and Duane Reade GP, each of whom is considered a “co-obligor.” The Company and each of its other subsidiaries, composed of DRI I Inc., Duane Reade International, Inc. and Duane Reade Realty, Inc., are guarantors of such notes. The guarantee of the Company and of each subsidiary guarantor is full and unconditional and joint and several.

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

DUANE READE HOLDINGS, INC.
Condensed Consolidating Statement of Operations (Unaudited)
For the 13 weeks ended March 31, 2007
(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$—	$—	$414,388	$9,999	$(9,999)	$414,388
Cost of sales	—	—	333,379	—	—	333,379
Gross profit	—	—	81,009	9,999	(9,999)	81,009
Selling, general & administrative expenses	—	—	89,052	85	(16,393)	72,744
Depreciation and amortization	—	—	18,037	—	—	18,037
Store pre-opening expense	—	—	150	—	—	150
Other expense	—	—	5,018	—	—	5,018
Operating (loss) income	—	—	(31,248)	9,914	6,394	(14,940)
Equity earnings in affiliates	30,535	30,535	—	475	(61,545)	—
Interest expense, net	—	—	14,435	(6,394)	6,394	14,435
Income (loss) before income taxes	(30,535)	(30,535)	(45,683)	15,833	61,545	(29,375)
Income tax (benefit) expense	—	—	1,804	(644)	—	1,160
Net income (loss)	$(30,535)	$(30,535)	$(47,487)	$16,477	$61,545	$(30,535)

DUANE READE HOLDINGS, INC.
Condensed Consolidating Statement of Operations (Unaudited)
For the 13 weeks ended April 1, 2006
(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$—	$—	$385,869	$9,361	$(9,361)	$385,869
Cost of sales	—	—	310,396	—	—	310,396
Gross profit	—	—	75,473	9,361	(9,361)	75,473
Selling, general & administrative expenses	—	—	78,771	54	(9,361)	69,464
Labor contingency	—	—	(18,004)	—	—	(18,004)
Depreciation and amortization	—	—	18,678	—	—	18,678
Store pre-opening expense	—	—	50	—	—	50
Other expense	—	—	1,102	—	—	1,102
Operating (loss) income	—	—	(5,124)	9,307	—	4,183
Equity earnings in affiliates	9,864	9,864	—	242	(19,970)	—
Interest expense (income), net	—	—	18,305	(4,567)	—	13,738
Income (loss) before income taxes	(9,864)	(9,864)	(23,429)	13,632	19,970	(9,555)
Income tax (benefit) expense	—	—	758	(449)	—	309
Net income (loss)	$(9,864)	$(9,864)	$(24,187)	$14,081	$19,970	$(9,864)

DUANE READE HOLDINGS, INC.
Condensed Consolidating Balance Sheet (Unaudited)
As of March 31, 2007
(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Assets
Current assets
Cash	$—	$—	$1,351	$8	$—	$1,359
Receivables	—	—	53,965	—	—	53,965
Due from affiliates	—	72,150	113,093	95	(185,338)	—
Inventories	—	—	220,090	—	—	220,090
Deferred income taxes	—	2,010	5,067	(6,189)	—	888
Prepaid expenses and other assets	—	—	26,693	—	—	26,693
Total current assets	—	74,160	420,259	(6,086)	(185,338)	302,995
Investment in affiliates	(15,576)	(15,576)	—	(1,576)	32,728	—
Property and equipment	—	—	206,081	—	—	206,081
Goodwill, net	—	—	70,384	—	—	70,384
Deferred income taxes	—	1,645	9,032	(10,677)	—	—
Other assets	—	—	161,513	361,457	(315,225)	207,745
Total assets	$(15,576)	$60,229	$867,269	$343,118	$(467,835)	$787,205
Liabilities and Stockholder’s Equity (Deficit)
Current liabilities
Accounts payable	$—	$—	$86,252	$—	$—	$86,252
Due to affiliates	—	—	—	185,336	(185,336)	—
Accrued interest	—	—	4,683	—	—	4,683
Accrued expenses	—	76	44,218	—	—	44,294
Current portion of debt	—	—	161,205	—	—	161,205
Current portion of capital lease obligation	—	—	3,137	—	—	3,137
Total current liabilities	—	76	299,495	185,336	(185,336)	299,571
Long term debt	—	—	720,257	—	(315,225)	405,032
Capital lease obligation, less current portion	—	—	6,316	—	—	6,316
Deferred income taxes	—	73,276	(74,182)	30,092	—	29,186
Other non-current liabilities	10,147	12,600	68,076	—	(20,294)	70,529
Total liabilities	10,147	85,952	1,019,962	215,428	(520,855)	810,634
Stockholder’s equity (deficit)
Common stock	26	—	—	—	—	26
Paid-in-capital	242,075	242,101	244,330	2,395	(486,597)	244,304
Accumulated other comprehensive income	—	—	66	—	—	66
Retained earnings (deficit)	(267,824)	(267,824)	(397,089)	125,295	539,617	(267,825)
Total stockholder’s equity (deficit)	(25,723)	(25,723)	(152,693)	127,690	53,020	(23,429)
Total liabilities and stockholder’s equity or deficit	$(15,576)	$60,229	$867,269	$343,118	$(467,835)	$787,205

DUANE READE HOLDINGS, INC.
Condensed Consolidating Balance Sheet (Unaudited)
As of December 30, 2006
(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Assets
Current assets
Cash	$—	$—	$1,370	$25	$—	$1,395
Receivables	—	—	57,181	—	—	57,181
Due from affiliates	—	72,259	112,934	145	(185,338)	—
Inventories	—	—	218,924	—	—	218,924
Deferred income taxes	—	3,552	5,066	(6,189)	—	2,429
Prepaid expenses and other assets	—	—	25,659	—	—	25,659
Total current assets	—	75,811	421,134	(6,019)	(185,338)	305,588
Investment in affiliates	2,209	2,209	—	(1,101)	(3,317)	—
Property and equipment	—	—	208,148	—	—	208,148
Goodwill, net	—	—	70,384	—	—	70,384
Deferred income taxes	—	1,645	9,032	(10,677)	—	—
Other assets	—	—	168,229	345,082	(298,850)	214,461
Total assets	$2,209	$79,665	$876,927	$327,285	$(487,505)	$798,581
Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$—	$—	$83,410	$—	$—	$83,410
Due to affiliates	—	—	—	185,336	(185,336)	—
Accrued interest	—	—	9,299	—	—	9,299
Accrued expenses	—	132	46,248	—	—	46,380
Current portion of debt	—	—	157,122	—	—	157,122
Current portion of capital lease obligation	—	—	3,173	—	—	3,173
Total current liabilities	—	132	299,252	185,336	(185,336)	299,384
Long term debt	—	—	703,882	—	(298,850)	405,032
Capital lease obligation, less current portion	—	—	7,137	—	—	7,137
Deferred income taxes	—	74,871	(75,986)	30,736	—	29,621
Other non-current liabilities	—	2,453	52,217	—	—	54,670
Total liabilities	—	77,456	986,502	216,072	(484,186)	795,844
Stockholder’s equity
Common stock	26	—	—	—	—	26
Paid-in-capital	239,472	239,498	239,833	2,395	(481,391)	239,807
Accumulated other comprehensive income	—	—	193	—	—	193
Retained earnings (deficit)	(237,289)	(237,289)	(349,601)	108,818	478,072	(237,289)
Total stockholder’s equity	2,209	2,209	(109,575)	111,213	(3,319)	2,737
Total liabilities and stockholder’s equity	$2,209	$79,665	$876,927	$327,285	$(487,505)	$798,581

DUANE READE HOLDINGS, INC.
Condensed Consolidating Statement of Cash Flows (Unaudited)
For the 13 weeks ended March 31, 2007
(in thousands)

						Duane Reade
	Duane Reade	Duane	Duane	Subsidiary	Consolidating	Holdings, Inc.
	Holdings, Inc.	Reade Inc.	Reade GP	Guarantors	Adjustments	Consolidated
Cash flows used in operating activities:
Net (loss) income	$(30,535)	$(30,535)	$(47,487)	$16,477	$61,545	$(30,535)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	—	—	18,950	—	—	18,950
Deferred income taxes	—	(53)	1,804	(644)	—	1,107
Non-cash rent expense	—	—	3,516	—	—	3,516
Other non-cash expense	—	—	1,876	—	—	1,876
Equity in income of subsidiaries	30,535	30,535	—	475	(61,545)	—
Changes in operating assets and liabilities:
Receivables	—	109	3,057	50	—	3,216
Inventories	—	—	(1,166)	—	—	(1,166)
Accounts payable	—	—	2,842	—	—	2,842
Prepaid and accrued expenses	—	(56)	(7,679)	—	—	(7,735)
Other assets and liabilities, net	—	—	18,637	(16,375)	—	2,262
NET CASH USED IN OPERATING ACTIVITIES	—	—	(5,650)	(17)	—	(5,667)
Cash flows used in investing activities:
Capital expenditures	—	—	(6,949)	—	—	(6,949)
Lease acquisition and other costs	—	—	(3,390)	—	—	(3,390)
Proceeds from sale of property	—	—	—	—	—	—
NET CASH USED IN INVESTING ACTIVITIES	—	—	(10,339)	—	—	(10,339)
Cash flows from financing activities:
Issuance of preferred stock	—	—	12,750	—	—	12,750
Borrowings from revolving credit facility	—	—	498,423	—	—	498,423
Repayments of revolving credit facility	—	—	(494,341)	—	—	(494,341)
Repayments of capital lease obligations	—	—	(857)	—	—	(857)
Deferred financing costs	—	—	(5)	—	—	(5)
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	15,970	—	—	15,970
Net decrease in cash	—	—	(19)	(17)	—	(36)
Cash at beginning of period	—	—	1,370	25	—	1,395
Cash at end of period	$—	$—	$1,351	$8	$—	$1,359

DUANE READE HOLDINGS, INC.
Condensed Consolidating Statement of Cash Flows (Unaudited)
For the 13 weeks ended April 1, 2006
(in thousands)

						Duane Reade
	Duane Reade	Duane	Duane	Subsidiary	Consolidating	Holdings, Inc.
	Holdings, Inc.	Reade Inc.	Reade GP	Guarantors	Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(9,864)	$(9,864)	$(24,187)	$14,081	$19,970	$(9,864)
Adjustments to reconcile net income (loss) to net cash (used in) / provided by operating activities:
Depreciation and amortization	—	—	19,741	—	—	19,741
Deferred tax provision	—	(33)	758	(449)	—	276
Deferred rent expense	—	—	2,559	—	—	2,559
Other non-cash expense	—	—	25	—	—	25
Equity in income of subsidiaries	9,864	9,864	—	242	(19,970)	—
Changes in operating assets and liabilities:
Receivables	—	(86)	3,766	1,788	—	5,468
Inventories	—	—	2,863	—	—	2,863
Accounts payable	—	—	12,499	—	—	12,499
Prepaid and accrued expenses	—	119	(6,383)	—	—	(6,264)
Increase in other assets (liabilities), net	—	—	(11,851)	(15,625)	—	(27,476)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	—	—	(210)	37	—	(173)
Capital expenditures	—	—	(3,713)	—	—	(3,713)
Lease acquisition and other costs	—	—	(1,814)	—	—	(1,814)
Proceeds from sale of property	—	—	—	—	—	—
NET CASH USED IN INVESTING ACTIVITIES	—	—	(5,527)	—	—	(5,527)
Cash flows from financing activities:
Borrowings from revolving credit facility	—	—	454,703	—	—	454,703
Repayments of revolving credit facility	—	—	(448,188)	—	—	(448,188)
Deferred financing costs	—	—	(21)	—	—	(21)
Repayments of capital lease obligations	—	—	(759)	—	—	(759)
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	5,735	—	—	5,735
Net (decrease) increase in cash	—	—	(2)	37	—	35
Cash at beginning of period	—	—	1,338	24	—	1,362
Cash at end of period	$—	$—	$1,336	$61	$—	$1,397

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion regarding our financial condition and results of operations for the 13 weeks ended March 31, 2007 and the 13 weeks ended April 1, 2006 should be read in conjunction with the more detailed financial information contained in our consolidated financial statements and their notes as well as the Special Note Regarding Forward-Looking Statements that are contained elsewhere in this report.

General

Our business consists of the sale of a wide variety of health and beauty care products, convenience oriented food, general merchandise and other products and a pharmacy operation managed to supply customers with their prescription needs. We refer to the non-prescription portion of our business as front-end sales because most of these sales are processed through the front check-out sections of our stores. This portion of our business consists of brand name and private label health and beauty care items, food and beverages, tobacco products, cosmetics, housewares, greeting cards, photofinishing services, photo supplies and seasonal and general merchandise. Health and beauty care products, including over-the-counter items, represent our highest volume categories within front-end sales. The front-end portion of our business represented 53.0% of our sales in the thirteen weeks ended March 31, 2007, as compared to 53.5% in the corresponding period last year. Gross margins generated by our front-end business are approximately twice that of our pharmacy or back-end business.

Because of our numerous convenient locations in high-traffic commercial and residential areas and the lack of other convenience-oriented retailers in our core market areas, our front-end business is generally a larger proportion of our total sales than for other major conventional drugstore chains, whose front-end sales average between 30% and 40% of total sales. In recent history, front-end sales have represented a decreasing share of business year after year; however, over the last few years, pharmacy sales have experienced a slowing rate of growth primarily due to increases in third party plan co-payments, reduced sales of hormonal replacement drugs and certain arthritis medications, limitations on maximum reimbursements for certain generic medications by third party plans, increases in the percentage of sales represented by lower-priced generic medications and increased penetration by mail order and internet-based pharmacies. Our pharmacy sales include all items we sell by prescriptions filled at our retail locations or by our central fill/mail order facility and delivered to our stores or mailed directly to our customers. In addition, we include in our pharmacy sales certain resales of retail pharmaceutical inventory that are required to be reported on a gross basis in accordance with Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent.” Same-store pharmacy sales do not include such resale activity. The pharmacy portion of our business is dominated by and dependent upon a number of third party private and government-sponsored plans that contract with us as an authorized provider of prescriptions. In each of the past four years, New York State has enacted rules related to Medicaid which have reduced reimbursement rates and therefore our pharmacy margin. New York has again changed its rules effective July 1, 2007. We estimate that these most recent changes will reduce our annual pharmacy margin by approximately $1.8 million.

Sales processed through third party prescription plans represented approximately 93.1% of our prescription sales in the thirteen weeks ended March 31, 2007 and approximately 92.6% of our prescription sales in the thirteen weeks ended April 1, 2006. Historically, excluding pharmacy resale activity, our pharmacy sales experienced a faster rate of sales growth than the front-end portion of our business due to a number of favorable demographic and industry trends such as the aging of the population, expanded penetration of third party private and government-sponsored coverage and the increasing utilization of prescriptions to improve quality of life and in place of medical procedures. While these factors are still operative, our rate of retail pharmacy sales growth has steadily declined over the last several years to the point where our most recent pharmacy sales results reflect a lower rate of growth than the front-end portion of our business. This slower pharmacy sales growth is the result of increased mail order penetration (that results in losses of retail based prescription sales to mail order providers), negative publicity surrounding the adverse side effects of certain arthritis medications and other high volume drugs, conversion of certain high volume prescription drugs to over-the-counter front-end products and increased use of lower priced but more profitable generic drugs in place of higher priced branded medications.

During 2003, President Bush signed the Medicare Modernization Act, which created a new Medicare Part D benefit that expanded Medicare coverage of prescription drugs for senior citizens as well as for certain “dual eligible” individuals that were previously covered under state administered Medicaid plans. This new Medicare coverage took effect in January 2006 and has resulted in decreased pharmacy margins resulting from lower reimbursement rates than our current margins on state Medicaid prescriptions as well as prescriptions that are not subject to third party reimbursement. This new Medicare Part D program grew rapidly during 2006 and is projected to continue to grow in 2007 as more seniors reach age 65 and become eligible for this coverage. While the program has had an adverse impact on our pharmacy margins, based on our experience, we expect, over time, that increased utilization of prescription drugs by senior citizens participating in the new programs who previously were cash paying customers will partially offset the effect of lower margins on our revenues, although we are not certain this will be the case. State Medicaid programs that provide prescription benefits to low income households and individuals have historically represented slightly less than 25% of our retail pharmacy sales. At March 31, 2007, as a result of dual eligible individuals being automatically enrolled into the Medicare Part D program as well as new enrollees becoming eligible by virtue of their having reached 65 years of age, state Medicaid plans had declined to approximately 14.4% of our pharmacy sales while the new Medicare Part D plan represented approximately 11.9% of our pharmacy sales.

In an effort to offset some of the adverse pharmacy gross margin impacts from the trends discussed above, there has been an intensified effort on the part of retailers to support increased utilization of lower priced but higher margin generic prescriptions in place of branded medications. Generic prescriptions generally have lower retail sales prices but are more profitable for the pharmacy than branded prescriptions. Improved generic utilization rates as well as a combination of direct purchases and contractual wholesaler purchases enabled us to achieve improved gross margins on pharmacy retail sales during 2005 and 2006. For the quarter ended March 31, 2007, we continued to see increased generic substitution rates. The proportion of generic prescriptions dispensed was 54.3%, compared to 51.3% in the same period last year.

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

Considerations Related to Operating in the New York City Marketplace

We operate approximately 89% of our 245 stores in New York City and the remainder in the surrounding areas. As a result, our performance will be substantially affected by economic conditions and other factors affecting the region such as the regulatory environment, cost of energy, real estate, insurance, taxes and rent, weather, demographics, availability of labor and geopolitical factors such as terrorism. Since the second half of 2004, the New York City economy has generally reflected an improving trend. The March 2007 unemployment data for New York City indicated an unemployment rate of 4.3%, compared to a corresponding national rate of 4.4%.

Results of Operations

The Thirteen Weeks Ended March 31, 2007 as Compared to the Thirteen Weeks Ended April 1, 2006

For the first quarter of 2007, we achieved net sales of $414.4 million and incurred a net loss of $30.5 million, as compared to net sales of $385.9 million and a net loss of $9.9 million in the first quarter of the previous year. Pharmacy resale activity included in net sales was $14.4 million in the first quarter of 2007, compared to $11.4 million in the previous year. The increased loss is attributable to the following factors:

•       A non-recurring labor contingency credit of $18.0 million recorded in the first quarter of 2006 resulting from the favorable settlement of the NLRB litigation.

•       An increase in other expenses of $3.9 million, primarily due to the audit committee investigations, arbitration and various other costs related to the former Chairman and CEO that were incurred in the first quarter of 2007.

•       An increase in selling, general and administrative expenses of $3.2 million, primarily reflecting increased pharmacists’ labor costs, increases in minimum wage rates and payroll costs associated with additional corporate staffing to support the continued implementation of the Duane Reade Full Potential program.

•       An income tax provision of $1.2 million in the first quarter of 2007, compared to an income tax provision of $0.3 million in the prior year. The change in the tax provision was primarily attributable to the change in the pre-tax loss as compared to the prior year.

•       An increase in interest expense of $0.7 million resulting from higher interest rates applicable to our variable rate debt and higher borrowing levels on our amended asset-based revolving loan facility.

The negative impact of these items was partially offset by:

•       An increase in gross margin of $5.5 million, that was primarily attributable to higher front-end store sales.

•       A decrease in non-cash depreciation and amortization expenses of $0.6 million, reflecting the impact of the intangible asset impairment writedown recorded in the fourth quarter of 2006.

The following sets forth the results of operations for the periods indicated:

	For the 13 Weeks Ended
	March 31, 2007		April 1, 2006
	Dollars	% of Sales	Dollars	% of Sales
	In thousands, except percentages
Net sales	$414,388	100.0%	$385,869	100.0%
Cost of sales	333,379	80.4	310,396	80.4
Gross profit	81,009	19.6	75,473	19.6
Selling, general & administrative expenses	72,744	17.6	69,464	18.0
Labor contingency income	—	0.0	(18,004)	(4.7)
Depreciation and amortization	18,037	4.4	18,678	4.8
Store pre-opening expenses	150	0.0	50	0.0
Other expense	5,018	1.2	1,102	0.3
Operating (loss) income	(14,940)	-3.6	4,183	1.1
Interest expense, net	14,435	3.5	13,738	3.6
Loss before income taxes	(29,375)	-7.1	(9,555)	-2.5
Income tax provision	1,160	0.3	309	0.1
Net loss	$(30,535)	-7.4%	$(9,864)	-2.6%

Net sales were $414.4 million in the thirteen weeks ended March 31, 2007, representing an increase of 7.4% as compared to net sales of $385.9 million in the thirteen weeks ended April 1, 2006. Resale activity accounted for 0.8% of the increase, while an increase in retail store sales to customers represented the remaining 6.6%. Same-store sales increased by 8.2% over the first quarter last year.

Pharmacy sales increased from $179.4 million in the first quarter of 2006 to $194.5 million in the first quarter of 2007, an increase of 8.6%, and represented 47.0% of total sales, as compared with 46.5% of total sales in the first quarter of 2006. The overall pharmacy sales increase includes an increase of 1.7% resulting from the increased resale activity, combined with an increase of 6.9% in retail pharmacy sales. Pharmacy same-store sales increased by 9.0% from last year, and third-party reimbursed pharmacy sales represented 93.1% of total prescription sales compared to 92.6% in the first quarter of 2006. The percentage of generic drugs dispensed increased by 3.0% over the prior year, negatively impacting the pharmacy same-store sales increase by approximately 2.6%, but contributing to an increase in gross margin per prescription dispensed. Generic drugs generally have lower retail sales prices but are more profitable for us than branded drugs.

Front-end sales increased from $206.5 million in the first quarter of 2006 to $219.5 million in the first quarter of 2007, an increase of 6.3%, and represented 53.0% of total sales, as compared to 53.5% of total sales in the first quarter of 2006. Front-end same-store sales increased by 7.6%, primarily due to a generally improved level of consumer demand resulting from a stronger New York City economy, increased penetration of our Dollar Rewards program, an improved merchandise offering and enhanced customer service reflecting the implementation of our “Full Potential” initiative introduced earlier this year.

During the thirteen weeks ended March 31, 2007, we opened two stores and closed five stores, as compared to one store opened and five stores closed during the thirteen weeks ended April 1, 2006. At March 31, 2007, we operated 245 stores, as compared to 247 stores at April 1, 2006 and 248 stores at December 30, 2006.

Cost of sales as a percentage of net sales was 80.4% in the first quarter of both 2007 and 2006, resulting in a gross profit margin of 19.6% in each period. The gross profit margin in 2007 reflects the impact of improved front-end selling margins associated with a more favorable mix of promotional and regularly-priced products, offset by the negative impact on pharmacy margins of increased Medicare

Part D sales as well as lower NY Medicaid reimbursement rates that went into effect in July of 2006. These factors were partially offset by the higher margins associated with an increased proportion of generic prescriptions in 2007. Cost of sales also includes a $0.6 million LIFO provision in each year’s first quarter.

Selling, general and administrative expenses were $72.7 million, or 17.6% of net sales, and $69.5 million, or 18.0% of net sales, in the first quarter of 2007 and 2006, respectively. The decrease in the 2007 expense percentage as compared to 2006 was attributable to improved leverage of costs against strong rates of same-store sales growth in both pharmacy and front-end, decreased legal and professional fees resulting from the settlement of certain long-running litigations, lower promotional expenses as well as various process improvement initiatives designed to reduce store operating costs.

Depreciation and amortization of property and equipment and intangible assets was $18.0 million in the first quarter of 2007, as compared to $18.7 million in the first quarter of 2006. The net decrease reflects a reduction in expenses that is attributable to the impairment writedown recorded in the fourth quarter of 2006.

We incurred store pre-opening expenses of $0.1 million in the first quarter of 2007 attributable to the opening of two stores, as compared to $0.1 million in the first quarter of 2006 reflecting one new store opened.

In the first quarter of 2007, we incurred other expenses of $5.0 million, including costs associated with the audit committee investigations and various other matters related to the former Chairman and CEO ($2.8 million), costs associated with the closing of three stores ($1.7 million), Oak Hill management fees ($0.3 million) and additional severance costs associated with the termination of certain executive management ($0.2 million). In the first quarter of 2006, other expenses of $1.1 million included costs associated with various matters related to the former Chairman and CEO ($0.6 million), Oak Hill management fees ($0.3 million) and costs attributable to our current Chairman and CEO ($0.2 million).

Net interest expense for the first quarter of 2007 was $14.4 million, as compared to $13.7 million in the first quarter of 2006. This increase was primarily attributable to higher floating interest rates and increased debt levels incurred on our revolving credit borrowings as compared to the prior year. At March 31, 2007, the weighted average interest rate on our variable rate outstanding debt was 8.59%, as compared to a weighted average rate of 8.25% at April 1, 2006.

In the first quarter of 2007, we recorded an income tax provision of $1.2 million, reflecting an estimated effective tax rate of (3.9%). This expense is the result of a valuation allowance of $14.3 million that largely offset the tax benefit generated by our operating loss in the quarter. In the comparable period of 2006, the income tax provision of $0.3 million, resulting from a valuation allowance of $4.5 million, reflected an effective tax rate of (3.2%).

Liquidity and Capital Resources

Working Capital and Cash Flow

Working capital was $3.4 million as of March 31, 2007 and $6.2 million as of December 30, 2006. The primary factors affecting the reduction in working capital from December 30, 2006 include:

•       increased borrowings of $4.1 million on our amended asset-based revolving loan facility,

•       increased accounts payable of $2.8 million,

•       receivable reductions of $3.2 million,

•       increased inventory of $1.1 million and

•       a decrease in the current portion of deferred tax assets of $1.5 million.

These items were partially offset by reductions in other expense accruals of $7.7 million resulting primarily from the timing of our payroll cycle and the semi-annual interest payment on our senior subordinated notes.

Working capital reflects the classification of outstanding borrowings under our amended asset-based revolving loan facility of $161.2 million at March 31, 2007 and $157.1 million at December 30, 2006 as current liabilities. This current classification is required because cash receipts controlled by the lenders are used to reduce outstanding debt and we do not meet the criteria of SFAS No. 6 to reclassify the debt as long-term, but is not an indication that this credit facility is expected to be retired within the next year. This facility expires in July 2011 and we intend to continue to access it for our working capital needs throughout its remaining term.

On July 7, 2006, we entered into a third amendment to the credit agreement governing our $225 million asset-based revolving loan facility discussed above. The third amendment extends the maturity date of the asset-based revolving loan facility from July 21, 2008 to July 21, 2011. Refer to Note 7 of the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report for further information related to this amendment.

Net cash used in operating activities was $5.7 million in the thirteen weeks ended March 31, 2007 compared to net cash used in operating activities of $0.2 million in the thirteen weeks ended April 1, 2006. The increase is attributable to the timing of seasonal merchandise purchases and related disbursements in 2007 compared to 2006 as well as an increase in the third party pharmacy receivables due to the timing of collections from certain third party pharmacy plans.

Net cash used in investing activities was $10.3 million in the thirteen weeks ended March 31, 2007, compared to $5.5 million in the thirteen weeks ended April 1, 2006. In the first three months of 2007, we spent $6.9 million on capital expenditures, primarily related to new store openings and the remodeling of existing locations, and $3.4 million on lease acquisition and other costs. In the first three months of 2006, capital expenditures amounted to $3.7 million and lease acquisition, pharmacy customer file and other costs were $1.8 million.

Net cash provided by financing activities was $16.0 million in the thirteen weeks ended March 31, 2007, compared to $5.7 million in the thirteen weeks ended April 1, 2006. Cash provided by financing activities includes $12.7 million (net of expenses of $0.3 million) resulting from the issuance of preferred stock and warrants. See Note 10 to our unaudited consolidated interim financial statements contained elsewhere in this report for additional information regarding this transaction.

Operating Capital Requirements

Our operating capital requirements primarily result from opening and stocking new stores, remodeling and renovating existing retail locations, purchasing pharmacy files and the continuing development of management information systems. We opened two new stores in the first three months of 2007, five new stores during fiscal 2006 and seven new stores during fiscal 2005. We currently plan to open a total of 14 new stores and close 8 stores in 2007. The new store openings in 2007 include the acquisition of up to eight leases in Manhattan from the Gristedes supermarket chain. This acquisition is subject to various conditions including, in some cases, the receipt of landlord consents. The acquisition of the Gristedes leases and the related build-out costs and working capital commitments will be funded through a commitment by certain affiliates of Oak Hill Capital Partners, L.P. to purchase up to $39.4 million in preferred equity and warrants to purchase common stock. Any funds raised through this commitment in excess of funds needed for the acquisition will be used to fund our normal capital spending, fund new store openings or reduce our outstanding debt. On March 27, 2007, Oak Hill and its affiliates funded $13.0 million under that commitment. The balance of that $39.4 million commitment, in which certain members of senior management also elected to participate, was funded on June 28, 2007. We presently plan to open a total of 12 additional stores in each of 2008 and 2009.

In the first three months of 2007, we spent approximately $6.9 million on capital expenditures, primarily for new, renovated and replacement stores and a new “Pick-to-Light” flow rack merchandise distribution system in our Maspeth distribution center. We also spent an additional $3.4 million for lease acquisition and other costs. In fiscal 2006, we spent approximately $3.7 million on capital expenditures, and we spent an additional $1.8 million for lease acquisition, pharmacy customer files and other costs. We also require working capital to support inventory for our existing and new stores. Historically, we have been able to lease almost all of our store locations, so acquisitions of real estate are not expected to have a significant impact on our capital requirements.

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

As of March 31, 2007, approximately 4,500 of our approximately 6,500 employees were represented by various labor unions and were covered by collective bargaining agreements. Pursuant to the terms of the collective bargaining agreements covering these employees, we are required, in some instances, to pay specified annual increases in salary and benefits contributions relating to the member employees. We do not believe that these increases will have a material impact on our liquidity or results of operations.

The following table presents details of our significant commitments and obligations as at March 31, 2007, except that the data provided with respect to operating leases is as of December 30, 2006:

	Payments due by Period
Contractual Cash Obligations	Total	Within 1 year	Within 2-3 years	Within 4-5 years	After 5 years
	(dollars in thousands)
Long-Term Debt(1)	$405,032	$—	$—	$405,000	$32
Asset-Based Revolving Loan Facility(2)	161,204	—	—	161,204	—
Capital Lease Obligations(3)	11,253	4,175	7,078	—	—
Operating Leases(4)	1,344,282	126,414	251,803	230,823	735,242
Fixed Interest Payments(5)	85,558	19,013	38,025	28,520	—
Former Chairman and Other Severance Payments(6)	2,386	2,253	17	16	100
Former Pharmacy Supplier Settlement(7)	250	250	—	—	—
Landlord Real Estate Litigation Settlement(8)	747	560	187	—	—
Total Contractual Cash Obligations(9)	$2,010,712	$152,665	$297,110	$825,563	$735,374

(1)          These amounts include $195.0 million of outstanding senior subordinated notes due in 2011, $210.0 million of outstanding senior secured notes due in 2010 and $32,000 outstanding under the senior convertible notes due in 2022. For more information about the terms of the indebtedness described above, please see “—Debt,” below.

(2)          At March 31, 2007, approximately $161.2 million was outstanding and a further $53.1 million was available for borrowing under our amended asset-based revolving loan facility. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt and we do not meet the criteria of SFAS No. 6 to reclassify the debt as long-term. However, this is not an indication that this credit facility is expected to be retired within the next year. We intend to continue to use this facility for our working capital needs through the date of its maturity in July 2011.

(3)          Please refer to Note 11 to the annual consolidated financial statements on Form 10-K for further detail on Capital Lease obligations.

(4)          Please refer to Note 15 to the annual consolidated financial statements on Form 10-K for further detail on Operating Lease obligations.

(5)          Reflects interest payable on the $195.0 million outstanding senior subordinated notes.

(6)          Reflects payments specified under the employment contract with the former Chairman and CEO to be made by us in connection with his replacement on November 21, 2005, as well as payments due to other executives whose employment was terminated during 2006 and 2007. In an ongoing arbitration between Mr. Cuti and us (explained in more detail in Note 9 of the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report), we are seeking, among other forms of relief, rescission of employment agreements entered into between us and Mr. Cuti, the return of all compensation paid under the employment agreements, including the benefits described in this footnote, and other monetary damages.

(7)          Reflects cash payments due to Cardinal Health, a former pharmacy inventory supplier, in connection with the settlement of an outstanding claim. Amounts shown are net of $4.0 million paid during 2006 and $0.3 million paid in the first three months of 2007.

(8)          Reflects cash payments due to the landlord of one of our stores in connection with the settlement of a real estate litigation. Amounts shown are net of $0.6 million paid in the first three months of 2007.

(9)          The totals reflected in this table exclude tax-related commitments of approximately $2.4 million, which are included on the balance sheet under the category of “Other non-current liabilities.”

The following table presents details of our other significant commercial commitments as at March 31, 2007:

		Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Within 1 year	2-3 years	4-5 years	After 5 years
	(dollars in thousands)
Standby Letters of Credit(1)	$5,749	$5,602	$147	$—	$—
Total Commercial Commitments	$5,749	$5,602	$147	$—	$—

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

In connection with the November 21, 2005 replacement of Mr. Cuti by Mr. Dreiling as our Chairman and CEO, Mr. Cuti’s employment contract specifies payments to him in cash totaling up to $6.6 million. We have paid a cumulative total of approximately $4.9 million of this amount through March 31, 2007, and the remaining amount is scheduled, pursuant to the employment contract, to be paid in equal installments through December 2007. In addition, the employment contract provides for continued health insurance coverage for Mr. Cuti during the 25-month period following termination and, upon expiration of that period, if Mr. Cuti is not otherwise eligible under another employer’s comparable medical plan, lifetime retiree medical benefits at a cost not to exceed $50,000 annually. In an ongoing arbitration between Mr. Cuti and us (explained in detail in Note 9 to the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report), we are seeking, among other forms of relief, rescission of employment agreements entered into between us and Mr. Cuti, the return of all compensation paid under the employment agreements, including the benefits described in this paragraph, and other monetary damages.

In connection with the appointment of Mr. Dreiling as CEO, we were required under his employment contract to make a guaranteed payment to him of $330,000 on or before February 19, 2006, which was paid on February 17, 2006. In addition, Mr. Dreiling’s employment contract stipulated that a guaranteed 2006 bonus of not less than 100% of his then-current $825,000 annual salary be paid on the same date as any other senior executive bonuses related to the 2006 fiscal year are paid. This bonus was paid on April 5, 2007.

In connection with the Acquisition, the former Chairman and CEO was granted equity interests in Duane Reade Shareholders and Duane Reade Holdings, consisting of options to purchase shares of our common stock and a profits interest in Duane Reade Shareholders. The former Chairman and CEO’s employment contract provides that, as a result of his replacement on November 21, 2005 by Mr. Dreiling, he had the right to require us to purchase for cash to be paid over a two year period all or a portion of these equity interests as he may designate, at a value determined in accordance with a formula. In connection with his replacement by Mr. Dreiling, we have treated all of his equity interests as having vested. The profits interest and options will have no value unless the value of Duane Reade Shareholders and Duane Reade Holdings, respectively, appreciate following the Acquisition. The former Chairman and CEO’s purchase right will be suspended at any time when the exercise of such purchase rights would result in a default under the financing arrangements of Duane Reade Shareholders, Duane Reade Holdings or Duane Reade Inc. On December 21, 2005, the former Chairman and CEO provided notice to Duane Reade Inc. that he was exercising his repurchase right to cause us to repurchase 5% of his profits interest. Pursuant to the procedures outlined in the new employment agreement, Duane Reade Inc. has advised him that his profits interest as of December 21, 2005 was determined to have no value. The benefits described in this paragraph were all granted under an employment agreement between Mr. Cuti and us. In an ongoing arbitration between Mr. Cuti and us (explained in detail in Note 9 to the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report), we are seeking, among other forms of relief, rescission of employment agreements entered into between us and Mr. Cuti, the return of all compensation paid under the employment agreements, including the benefits described in this paragraph, and other monetary damages. The determination that Mr. Cuti’s profits interest as of December 21, 2005 had no value is also one of several subjects specifically at issue in the arbitration.

In connection with the December 9, 2005 settlement of litigation between us and Cardinal Health, we are required to make payments to Cardinal Health totaling $4.5 million. Such payments include $2.0 million that was paid on January 15, 2006, $1.0 million that was paid on June 15, 2006, $1.0 million that was paid on December 15, 2006, $250,000 that was paid on March 15, 2007 and a remaining payment of $250,000 that was paid on June 15, 2007. All such amounts had been previously accrued in the financial statements.

Debt

Refer to Note 7 to the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report for a detailed description with respect to the various components of our debt structure.

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

We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including revolving loan borrowings under the amended asset-based revolving loan facility and the $26.4 million of additional funds available from the sale of preferred equity and warrants to purchase our common stock, will be adequate for the next two years, to make required payments on our indebtedness, to fund anticipated capital expenditures and the acquisition of up to eight Gristedes leases and to satisfy our working capital requirements. We base this belief on our recent levels of cash flow from operations of approximately $11.6 million in 2006 (which includes the absorption of approximately $12.2 million in non-recurring net cash payments made in connection with litigation settlements and executive severance) and approximately $3.0 million in 2005 (which includes the absorption of $9.6 million in non-recurring net cash payments made in connection with the termination of the former Chairman and CEO’s SERP), as well as projected improvements in working capital management, anticipated levels of capital expenditures and the additional borrowing capacity under the $225.0 million amended asset-based revolving loan facility, which was approximately $67.5 million at June 30, 2007. Due to continued losses, our stockholder’s equity has become a deficit. However, this deficit does not impact our liquidity as noted above and has no impact on our debt covenants. Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. In addition, our operating results, cash flow and capital resources may not be sufficient for repayment of our indebtedness in the future. Some risks that could adversely affect our ability to meet our debt service obligations include, but are not limited to, reductions in third party prescription reimbursement rates, declines in the New York City economy, increases in competitive activity, adverse changes in vendor credit terms, changes in drug consumption patterns, additional adverse legislative changes or a major disruption of business in our markets from a terrorist event, natural disaster or other unexpected events. Other factors that may adversely affect our ability to service our debt are described above under “Special Note Regarding Forward-Looking Statements.” Borrowings under the amended asset-based revolving loan facility and the aggregate $210.0 million senior secured notes bear interest at floating rates. Therefore, our financial condition will be affected by changes in prevailing interest rates. On May 25, 2005, we entered into a hedging transaction through the acquisition of a “no cost collar.” Under this arrangement, we capped our exposure on $130 million of LIBOR-based borrowings under the senior secured notes at a maximum LIBOR rate of 5.30%. In addition, we established a minimum “floor” LIBOR rate of 3.45%, in line with then current LIBOR rates. This hedging arrangement expires on June 16, 2008.

Critical Accounting Policies

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial reporting to gain a more complete understanding of our consolidated financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 30, 2006 are those that depend most heavily on these judgments and estimates. At March 31, 2007, there have been no material changes to any of the Critical Accounting Policies contained therein.

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

Inflation

We believe that inflation has not had a material impact on our results of operations during the three years ended December 30, 2006 or the three months ended March 31, 2007.

Recently Issued Accounting Pronouncements

Refer to Note 2 of the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report for a detailed description of various recently issued accounting pronouncements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial results are subject to risk from interest rate fluctuations on debt, which carries variable interest rates. Variable rate debt outstanding at March 31, 2007 included $161.2 million of borrowings under our amended asset-based revolving loan facility and $210.0 million of senior secured notes. At March 31, 2007, the weighted average combined interest rate in effect on all variable rate debt outstanding was 8.59%. A 0.50% change in interest rates applied to the $371.2 million balance of floating rate debt would affect pre-tax annual results of operations by approximately $1.9 million, excluding the benefit of approximately $0.1 million provided by the “no cost collar” as detailed below. In addition, we also have $195.0 million of senior subordinated notes and $32.0 thousand of senior convertible notes outstanding at March 31, 2007. The senior subordinated notes and senior convertible notes bear interest payable semi-annually at fixed rates of 9.75% and 3.75%, respectively, and are therefore not subject to risk from interest rate fluctuations.

On May 25, 2005, we entered into a hedging transaction through the acquisition of a “no cost collar.” Under this arrangement, we capped our exposure on $130 million of LIBOR-based borrowings under the senior secured notes at a maximum LIBOR rate of 5.30%. In addition, we established a minimum “floor” LIBOR rate of 3.45%, in line with then current LIBOR rates. This hedging arrangement expires on June 16, 2008. At March 31, 2007, the LIBOR rate in effect on the senior secured notes was 5.35%, which exceeded the maximum rate under the “no cost collar.” As a result, on an annualized basis, the interest rate protection afforded by the “no cost collar” amounted to $65,000.

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

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as at the end of the period covered by this quarterly report.

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

As described in Note 2 to the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006, the Audit Committee of the Company, with the assistance of independent counsel and forensic accountants, has completed an investigation relating to real estate transactions and related matters (the “Real Estate Related Transactions”) that occurred during the 2000 through 2004 fiscal years. The investigation found that the Company’s accounting for a number of those transactions was improper The independent counsel concluded that the Real Estate Related Transactions were orchestrated by the Company’s former Chairman and CEO, who was replaced in November 2005, and were expressly designed to overstate the Company’s income. According to the independent counsel’s report, in order to accomplish this scheme, the former Chairman and CEO made certain false representations to the Company’s Chief Financial Officer, other members of the management of the Company and the Company’s independent accountants concerning the structure and economic substance of the Real Estate Related Transactions. On May 18, 2007, the Audit Committee concluded that the financial statements as of and for the five months ended December 25, 2004, the seven months ended July 30, 2004 and the 2000 through 2003 fiscal years (collectively, the “Affected Periods”) should be restated. The conclusion to restate was based on the conclusions of the independent counsel in the investigation and the accounting impact of the misstatements arising from the Real Estate Related Transactions, combined with previously-disclosed misstatements. The previously-disclosed misstatements related to arrangements that the independent counsel concluded were also originated by the former Chairman and CEO for the issuance of improper credits and the subsequent rebilling of such credits related to amounts paid to construction and other contractors at the Company’s stores and the related improper accounting, which were the subject of a prior Audit Committee investigation, as described in Note 1 to the financial statements contained in the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006.

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

(b) Changes in Internal Control over Financial Reporting

From the discovery of these misstatements related to the improper activities of its former Chairman and CEO, the Company recognized that its system of internal controls was not adequate to provide reasonable assurance that the objectives of its disclosure controls were met. In addition, the restatement of financial statements is an indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of March 31, 2007, the Company did not have effective internal control over financial reporting to preclude the intentional financial reporting misstatements discovered in the investigations.

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

During the first quarter of fiscal 2007, with the exception of the planned corrective measures detailed above, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.                Legal Proceedings

Refer to Note 9 of the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report for a detailed description of the various legal proceedings in which we are involved.

ITEM 1A.        Risk Factors

For information regarding factors that could affect our results of operations, financial position and liquidity, see the risk factors discussion provided in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006. See also “Special Note Regarding Forward-Looking Statements” above.

ITEM 2.                Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.                Defaults Upon Senior Securities

As a result of the investigation carried out by our Audit Committee, we failed to timely file our Annual Report on Form 10-K for the year ended December 30, 2006 and our Quarterly Report on Form 10-Q for the period ended March 31, 2007, which were required to be filed with the SEC on or before March 30, 2007 and May 15, 2007, respectively. Such failures constituted defaults under the indenture governing our senior secured notes and the indenture governing our senior subordinated notes, but did not become events of default or result in the acceleration of those notes. We filed the Form 10-K on June 29, 2007, thereby curing the default related to its delayed filing, and the filing of this Form 10-Q cures the default related to its delayed filing.

ITEM 4.                Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.                Other Information

Not applicable.

ITEM 6.                Exhibits

Exhibit No.	Description
3.1

Certificate of Amendment of the Certificate of Incorporation of Duane Reade Holdings, Inc., dated March 27, 2007 (incorporated by reference to Exhibit 5.03 of the Company’s Form 8-K dated April 4, 2007).

3.2

Certificate of Designations, Powers, Preferences and Rights of Series A Redeemable Preferred Stock of Duane Reade Holdings, Inc., dated as of March 27, 2007 (incorporated by reference to Exhibit 1.01(c) of the Company’s Form 8-K dated April 4, 2007).

3.3

Certificate of Corrections of the Certificate of Designations, Powers, Preferences and Rights of Series A Redeemable Preferred Stock of Duane Reade Holdings, Inc., dated as of April 16, 2007 (incorporated by reference to Exhibit 3.7(ii) of the Company’s Form 10-K dated June 29, 2007).

10.1

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

Dated: July 13, 2007	DUANE READE HOLDINGS, INC.
(Registrant)
/s/ RICHARD W. DREILING
Richard W. Dreiling
President and Chief Executive Officer
(Principal Executive Officer)
/s/ JOHN K. HENRY
John K. Henry
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)