Form 10-Q
period 2007-07-30
DUANE READE HOLDINGS INC
filed 2007-08-14
CIK 1279172

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, there were 2,594,977 shares of common stock issued and outstanding. None of the registrant’s outstanding voting stock is held by non-affiliates of the registrant.

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

•       the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (P.L. 108-179), or the Medicare Modernization Act, and the Medicare Part D benefit created thereunder;

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

PART I—FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

Duane Reade Holdings, Inc.
Consolidated  Statements of Operations (Unaudited)
(In thousands)

	13 Weeks Ended June 30, 2007	13 Weeks Ended July 1, 2006	26 Weeks Ended June 30, 2007	26 Weeks Ended July 1, 2006
Net sales	$431,930	$398,789	$846,318	$784,658
Cost of sales	340,602	317,704	673,980	628,098
Gross profit	91,328	81,085	172,338	156,560
Selling, general & administrative expenses	73,325	68,146	146,069	137,612
Labor contingency income	—	—	—	(18,004)
Depreciation and amortization	18,416	18,628	36,453	37,306
Store pre-opening expenses	—	102	150	152
Other expense	4,223	533	9,241	1,635
Operating loss	(4,636)	(6,324)	(19,575)	(2,141)
Interest expense, net	14,645	14,135	29,080	27,873
Loss before income taxes	(19,281)	(20,459)	(48,655)	(30,014)
Income taxes	856	619	2,016	927
Net loss	$(20,137)	$(21,078)	$(50,671)	$(30,941)

The accompanying notes are an integral part of these financial statements.

Duane Reade Holdings, Inc.
Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	June 30,	December 30,
	2007	2006
ASSETS
Current Assets
Cash	$1,382	$1,395
Receivables, net	55,206	57,181
Inventories	220,557	218,924
Deferred income taxes	—	2,429
Prepaid expenses and other current assets	25,217	25,659
TOTAL CURRENT ASSETS	302,362	305,588
Property and equipment, net	201,594	208,148
Goodwill	70,384	70,384
Other assets, net	203,408	214,461
TOTAL ASSETS	$777,748	$798,581
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$80,858	$83,410
Accrued expenses	51,335	55,679
Deferred income taxes	341	—
Current portion of debt	146,903	157,122
Current portion of capital lease obligations	3,238	3,173
TOTAL CURRENT LIABILITIES	282,675	299,384
Long-term debt	405,032	405,032
Capital lease obligations, less current portion	5,468	7,137
Deferred income taxes	28,759	29,621
Other non-current liabilities	92,256	54,670
TOTAL LIABILITIES	814,190	795,844
Commitments and contingencies (Note 9)
Stockholder’s equity (deficit)
Common stock, $0.01 par, authorized 4,205,600 shares and 3,050,000 shares; issued and outstanding: 2,594,977 shares	26	26
Paid-in capital	251,384	239,807
Accumulated other comprehensive income	110	193
Accumulated deficit	(287,962)	(237,289)
TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	(36,442)	2,737
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$777,748	$798,581

The accompanying notes are an integral part of these financial statements.

Duane Reade Holdings, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	26 Weeks	26 Weeks
	Ended	Ended
	June 30, 2007	July 1, 2006
Cash flows used in operating activities:
Net loss	$(50,671)	$(30,941)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	38,281	39,430
Deferred income taxes	1,908	861
Non-cash rent expense	6,320	5,150
Reversal of labor contingency accrual	—	(18,004)
Other non-cash expense	2,264	104
Change in operating assets and liabilities (net of the effect of acquisitions):
Receivables	1,975	2,273
Inventories	(1,633)	9,390
Accounts payable	(2,552)	5,794
Prepaid and accrued expenses	(4,072)	1,835
Other assets and liabilities, net	605	(12,023)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(7,575)	3,869
Cash flows used in investing activities:
Capital expenditures	(13,406)	(12,270)
Lease acquisition, customer file and other costs	(8,811)	(4,107)
Proceeds from sale of property	—	1,500
NET CASH USED IN INVESTING ACTIVITIES	(22,217)	(14,877)
Cash flows from financing activities:
Borrowings from revolving credit facility	1,006,854	915,368
Repayments of revolving credit facility	(1,017,073)	(902,802)
Issuance of preferred stock and warrants	39,150	—
Capital contribution	2,457	—
Deferred financing costs	(5)	(28)
Repayments of capital lease obligations	(1,604)	(1,541)
NET CASH PROVIDED BY FINANCING ACTIVITIES	29,779	10,997
Net decrease in cash	(13)	(11)
Cash at beginning of period	1,395	1,362
Cash at end of period	$1,382	$1,351

The accompanying notes are an integral part of these financial statements.

Duane Reade Holdings, Inc.
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Net loss	$(20,137)	$(21,078)	$(50,671)	$(30,941)
Change in fair value of interest rate collar	45	503	(82)	772
Total other comprehensive income (loss)	45	503	(82)	772
Total comprehensive loss	$(20,092)	$(20,575)	$(50,753)	$(30,169)

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement establishes a standard definition for fair value and a framework under generally accepted accounting principles for measuring fair value and expands the disclosure requirements surrounding fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, of adopting SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, of adopting SFAS No. 159.

3.   Stock-Based Payment

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This statement established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the prospective transition method. Under that transition method, compensation expense recognized for the twenty-six weeks ended June 30, 2007 and July 1, 2006 reflects the vested portion of share-based payments granted on or after January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company has elected to recognize compensation expense on a straight-line basis over the vesting period of the respective options. During the thirteen weeks ended June 30, 2007 and July 1, 2006, the Company recorded pre-tax compensation expense of approximately $0.2 million and $0.1 million, respectively, attributable to the vested portion of stock options granted after the adoption date. For the twenty-six weeks ended June 30, 2007 and July 1, 2006, the corresponding expense was $0.7 million and $0.1 million, respectively.

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

Under the Stock Option Plan, the compensation committee of Duane Reade Holdings may grant awards of nonqualified stock options, incentive stock options, or any combination of the foregoing. A stock option granted under the Stock Option Plan will provide a participant with the right to purchase, within a specified period of time, a stated number of shares of the Company’s common stock at the price specified in the award agreement. Stock options granted under the Stock Option Plan will be subject to such terms, including the exercise price and the conditions and timing of exercise, not inconsistent with the Stock Option Plan, as may be determined by the compensation committee and specified in the applicable stock option agreement or any amendment to such agreement.

For the twenty-six weeks ended June 30, 2007, a total of 171,000 options to acquire shares of the Company’s common stock have been granted, including 168,600 options granted to executive officers of the Company on December 31, 2006.

The weighted-average grant-date fair value of options granted during the twenty-six weeks ended June 30, 2007 was $5.59. There were no stock options exercised during the first twenty-six weeks of either 2007 or 2006.

The Company has adopted Black-Scholes option pricing and other methods of valuation, the results of which were applied to the stock options issued during the twenty-six weeks ended June 30, 2007. The key assumptions used in this valuation were consistent with those used in 2006.

As of June 30, 2007, there was $2.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock-based compensation plan. That cost is expected to be recognized on a straight-line basis over a weighted-average period of five years.

As of June 30, 2007, a total of 113,309 shares of common stock of the Company were reserved for the issuance of additional stock options. The Company expects to satisfy the exercise of stock options utilizing newly-issued shares.

4.   Inventories and Cost of Sales

At June 30, 2007, inventories, consisting solely of finished goods, would have been lower by $2.0 million if they had been valued on a lower of first-in, first-out (“FIFO”) cost or market basis instead of a last-in, first-out (“LIFO”) basis. Cost of sales includes all store occupancy-related costs and expenses, consisting of lease and sublease-related income and expenses, other real estate-related income and expenses primarily resulting from the disposition of store leases, store utility costs, warehouse expenses and distribution costs. The Company reflects promotional allowances from vendors as a reduction of inventory or advertising expense, depending on the nature of the allowance, when such inventory is sold or advertising or promotions have been completed and the related allowances have been earned.

5.   Exit and Disposal Activities

In connection with the July 30, 2004 acquisition of Duane Reade Inc. and in accordance with the provisions of Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations,” the Company established a reserve of $17.0 million for costs anticipated to be incurred as a result of the planned closing of 11 of its stores. These costs primarily relate to rent, utilities and other on-going occupancy-related expenses. At June 30, 2007 all of the planned closings had occurred, and the Company has recorded a cumulative net total of $13.4 million of primarily occupancy-related costs against this reserve resulting in the reserve balance of $3.6 million at June 30, 2007. The balance of this reserve is expected to be utilized primarily for occupancy-related costs in these closed stores.

In the normal course of its business, the Company closes underperforming locations. In accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company establishes reserves for costs anticipated to be incurred in connection with such store closings. At June 30, 2007, the balance of this reserve was $2.8 million. This balance will also be used primarily for occupancy-related costs in these stores.

6.   Pharmacy and Customer File Acquisitions

The Company did not acquire any pharmacy customer files or pharmacy establishments in the twenty-six weeks ended June 30, 2007 and July 1, 2006.

7.   Debt

Debt is summarized as follows (in thousands):

	June 30,	December 30,
Description of Instrument	2007	2006
Current Debt:
Asset-Based Revolving Loan Facility(1)	$146,903	$157,122
Non-Current Debt:
Senior Secured Floating Rate Notes due 2010	$210,000	$210,000
9.75% Senior Subordinated Notes due 2011	195,000	195,000
2.1478% Senior Convertible Notes due 2022	32	32
Total	$405,032	$405,032
Total Debt	$551,935	$562,154

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

Asset-Based Revolving Loan Facility

On July 22, 2004, in connection with the Acquisition, the asset-based revolving loan facility was amended to increase the borrowing capacity to an aggregate principal amount of $250 million, subject to an adjusted borrowing base calculation based upon specified advance rates against the value of inventory, pharmacy prescription files and accounts receivable. The original maturity date of the amended asset-based revolving loan facility was July 21, 2008. In August 2005, in conjunction with the issuance of $50.0 million aggregate principal amount of senior secured notes due 2010, the Company permanently reduced the maximum availability under the amended asset-based revolving loan facility by $25.0 million to $225.0 million. On July 7, 2006, the Company entered into a further amendment to the amended asset-based revolving loan facility to extend its maturity from July 21, 2008 to July 21, 2011, subject to the requirement that the Company refinance or restructure the $210.0 million aggregate principal amount of the senior secured notes due 2010 and the $195.0 million aggregate principal amount of the 9.75% senior subordinated notes due 2011, in each case, on terms reasonably acceptable to the administrative agent and at least 120 days prior to each’s respective scheduled maturity date. The Company fully intends to refinance or restructure the outstanding principal amounts of its senior secured notes and senior subordinated notes within the required timeframe, in accordance with the requirements of the third amendment.

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

Revolving loans under the amended asset-based revolving loan facility, at the Company’s option, bear interest at either:

•       a rate equal to LIBOR (the London Interbank Offered Rate) plus a margin of from 1.00% to 2.00%, determined based on levels of borrowing availability reset each fiscal quarter; or

•       a rate equal to the prime rate of Banc of America Retail Group Inc. plus a margin of from 0.00% to 0.50%, determined based on levels of borrowing availability reset each fiscal quarter. Borrowings under the amended asset-based revolving loan facility continue to be primarily LIBOR-based. At June 30, 2007, the amended asset-based revolving loan facility bore interest at a weighted average annual rate of 7.01%.

At June 30, 2007, there was $146.9 million outstanding under the asset-based revolving loan facility, and approximately $67.5 million of remaining availability, net of $5.6 million reserved for outstanding standby letters of credit. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt, and the Company does not meet the criteria of SFAS No. 6 to reclassify the debt as long-term.

Senior Secured Floating Rate Notes due 2010.   On December 20, 2004, the Company closed an offering of $160.0 million aggregate principal amount of senior secured notes due 2010. Using the net proceeds from that offering, together with approximately $2.2 million of borrowings under the amended asset-based revolving loan facility, the Company repaid all outstanding principal under its previously existing $155.0 million senior term loan facility, along with approximately $3.6 million of early repayment premium and accrued but unpaid interest through December 20, 2004. On August 9, 2005, the Company issued a further $50.0 million of senior secured notes. These new notes were issued under the same indenture as the senior secured notes issued in December 2004, although they do not trade fungibly with those notes.

The senior secured notes bear interest at a floating rate of LIBOR plus 4.50%, reset quarterly. Interest on the senior secured notes is payable quarterly on each March 15, June 15, September 15, and December 15. The senior secured notes mature on December 15, 2010. At June 30, 2007, the senior secured notes bore interest at a rate of 9.86%.

On May 25, 2005, the Company entered into a hedging transaction through the acquisition of a “no cost collar.” Under this arrangement, the Company capped its exposure on $130.0 million of LIBOR-based borrowings under the senior secured notes at a maximum LIBOR rate of 5.30%. In addition, the Company established a minimum “floor” LIBOR rate of 3.45% in line with then current LIBOR rates. This hedging arrangement expires on June 16, 2008. The changes in the fair value of the collar agreement are reflected in the Consolidated Statements of Comprehensive Loss included within the financial statements. At June 30, 2007, the LIBOR rate in effect for the senior secured notes was 5.36%, which exceeded the maximum rate under the “no cost collar.” As a result, the protection afforded by the “no cost collar” reduced the overall effective interest rate on the senior secured notes to 9.82%.

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

At June 30, 2007, the weighted average combined interest rate in effect on all variable rate debt outstanding, including the benefit afforded by the “no cost collar,” was 8.67%.

Senior Subordinated Notes due 2011.   On July 30, 2004, upon completion of the Acquisition, Duane Reade Inc. and Duane Reade GP co-issued $195.0 million of 9.75% senior subordinated notes due 2011. The senior subordinated notes mature on August 1, 2011 and bear interest at 9.75% per annum payable in semi-annual installments on February 1 and August 1. The senior subordinated notes are uncollateralized obligations and subordinated in right of payment to all of the Company’s, Duane Reade Inc.’s and Duane Reade GP’s existing and future unsubordinated indebtedness, including borrowings under the amended asset-based revolving loan facility and the senior secured notes. The senior subordinated notes will rank equally with any future senior subordinated indebtedness and senior to any future subordinated indebtedness. The senior subordinated notes are guaranteed on an uncollateralized, senior subordinated basis by the Company and all of Duane Reade Inc.’s existing direct and indirect domestic subsidiaries other than Duane Reade GP, which is a co-obligor under the senior subordinated notes. Upon the occurrence of specified change of control events, the Company will be required to make an offer to repurchase all of the senior subordinated notes at 101% of the outstanding principal amount of the senior subordinated notes plus accrued and unpaid interest to the date of repurchase. The indenture governing the senior subordinated notes contains certain affirmative and negative covenants that limit the ability of Duane Reade Inc., Duane Reade GP and their restricted subsidiaries to incur additional indebtedness, pay dividends, make repayments on indebtedness that is subordinated to the senior subordinated notes and to make certain other restricted payments, incur certain liens, use proceeds from sales of assets, enter into business combination transactions (including mergers, consolidations and asset sales), enter into transactions with affiliates and permit restrictions on the payment of dividends by restricted subsidiaries. The indenture governing the senior subordinated notes contains customary events of default, which, if triggered, may result in the acceleration of the indebtedness outstanding under the indenture. There are no credit ratings related triggers in the indenture governing the senior subordinated notes that would impact the cost of borrowing, annual amortization of principal or related indebtedness maturity. The indenture governing the senior subordinated notes does not contain financial maintenance covenants.

2.1478% Senior Convertible Notes due 2022.   On April 16, 2002, Duane Reade Inc. completed an offering of $381.5 million aggregate principal amount of senior convertible notes maturing on April 16, 2022. The senior convertible notes were issued at a price of $572.76 per note (57.276% of the principal amount at maturity) and paid cash interest at the rate of 2.1478% per year on the principal amount at maturity, payable semi-annually in arrears on April 16 and October 16 of each year beginning on October 16, 2002, until April 16, 2007. Since that date, interest has accrued on the notes as amortization of the original issue discount representing a yield to maturity of 3.75% per year, computed on a semi-annual bond equivalent basis. In December 2002, Duane Reade Inc. repurchased a total of $30.5 million principal value of the senior convertible notes at an average purchase price of $486.99 per $1,000 note, resulting in a remaining net outstanding balance of $201.0 million.

In connection with the Acquisition, Duane Reade Inc. made a tender offer to repurchase all of the remaining $351.0 million outstanding principal value of the senior convertible notes. Upon the closing of the tender offer, a total of $350.9 million principal amount at maturity ($201.0 million issuance value) was tendered for repurchase, leaving only $55.0 thousand of principal amount at maturity ($32.0 thousand of issuance value) outstanding. Duane Reade Inc. may redeem for cash all or a portion of the principal value of the outstanding senior convertible notes at any time after April 16, 2007, at a price equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, to the redemption date.

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

During the three and six months ended June 30, 2007, the Company incurred additional pre-tax losses of $19.3 million and $48.7 million, respectively, and recorded incremental valuation allowances of $12.9 million and $27.2 million, respectively. At June 30, 2007, the Company had approximately $156.8 million of gross deferred tax assets, approximately $90.2 million of gross deferred tax liabilities and recorded a cumulative valuation allowance of $95.7 million. The tax expense reported during the three and six months ended June 30, 2007 and July 1, 2006 primarily results from the deferred tax liabilities generated by non-amortizable goodwill.

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

During 2002, the Company initiated a legal action against its former property insurance carrier, in an attempt to recover what it believes to be a fair and reasonable settlement for the business interruption portion of its claim originating from the September 11, 2001 World Trade Center terrorist attack, during which its single highest volume and most profitable store was completely destroyed. After a lengthy litigation and appraisal process, an appraisal panel awarded the Company approximately $5.6 million (in addition to the $9.9 million that was paid by the insurer to the Company in 2002). As a result of the insurer’s refusal to pay this amount and also as a result of the Second Circuit Court of Appeals interpretation of the Company’s insurance policy, in January 2007, the Company commenced another action in the U.S. District Court for the Southern District to recover both the appraisal panel’s award and additional amounts under the policy. The U.S. District Court recently granted the insurance carrier’s motion to dismiss the proceeding. The Company is evaluating its alternatives and presently is considering an appeal.

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

In December 2005, the Company and Cardinal Health, a pharmacy inventory supplier, settled all matters relating to litigation arising out of a dispute regarding certain former supply arrangements and agreements. Under the terms of this settlement, the Company paid Cardinal Health $4.5 million over a period of time to settle an outstanding trade payable, and entered into an agreement whereby Cardinal will provide a secondary supply of pharmaceutical products to the Company until certain minimum purchase levels are achieved.

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

10.               Issuance of Preferred Stock and Common Stock Warrants in Connection with the Acquisition of Gristedes Store Leases

On February 20, 2007, the Company announced it had entered into an agreement to acquire up to eight leases from the Gristedes supermarket chain for certain locations in the borough of Manhattan, New York City. The acquisition of the leases is subject to the satisfaction of certain conditions, including landlord consents. As of June 30, 2007, the Company had received the required consents for two of these locations, which are expected to be placed in operation during the third quarter. The Company anticipates receiving the balance of the consents required to complete this transaction in the near future.

On March 27, 2007, certain affiliates of Oak Hill Capital Partners L.P. made an equity commitment of $39.4 million in the form of preferred stock and warrants to acquire approximately 11% (on a fully diluted basis) of the Company’s common stock at an exercise price of $75.00 per share. The proceeds from this capital infusion are to be used, in part, to acquire up to eight store leases from the Gristedes supermarket chain. Any funds raised through this commitment in excess of funds needed for the acquisition will be used to fund the Company’s normal capital spending, fund new store openings or reduce the Company’s outstanding debt. The first portion of this equity commitment of $13.0 million was funded on March 27, 2007. The balance of the $39.4 million commitment, in which certain members of senior management have also elected to participate, was funded on June 28, 2007. The preferred stock has a 12 year maturity date from the issuance date and provides for an annual cash dividend of 10% payable quarterly (currently prohibited by the restrictions in the Company’s indentures and revolving credit agreement), subject to being declared by the Board of Directors. Each of the 525,334 shares of Series A preferred stock is immediately redeemable without penalty, at the Company’s option prior to the maturity dates, at a liquidation preference of $75.00 per share plus any accrued but unpaid dividends as of the redemption date. The Company has the right, at its option, as of immediately prior to an initial public offering (IPO), to require holders of the preferred stock to convert all (but not less than all) of such shares into a number of shares of the Company’s common stock equal to the liquidation preference for such shares of preferred stock, divided by the price per share of the Company’s common stock set forth in the final prospectus to be used in connection with the IPO.

In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the Company has recorded the portion of the proceeds that are attributable to the preferred stock ($30.7 million) as a liability because of the mandatory redemption feature. Such liability is included in “Other non-current liabilities” on the Consolidated Balance Sheet. The remaining amount of $8.4 million (net of $0.3 million of expenses) was ascribed to the warrants, based on a relative fair value basis, and is recorded within additional paid-in capital.

At June 30, 2007, 600,000 shares of the Company’s preferred stock ($0.01 par value) were authorized to be issued, of which 525,334 shares were outstanding, as compared to 50,000 shares authorized at December 30, 2006, none of which were outstanding.

11.   Condensed Consolidating Financial Information of Subsidiary Guarantors and Co-Obligors

The senior subordinated notes and the senior secured notes were co-issued by Duane Reade Inc. and Duane Reade GP, each of whom is considered a “co-obligor.” The Company and each of its other subsidiaries, composed of DRI I Inc., Duane Reade International, Inc. and Duane Reade Realty, Inc., are guarantors of such notes. The guarantee of the Company and of each subsidiary guarantor is full and unconditional and joint and several.

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

DUANE READE HOLDINGS, INC.
Condensed Consolidating Statement of Operations (Unaudited)
For the 13 weeks ended June 30, 2007
(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$—	$—	$431,930	$10,407	$(10,407)	$431,930
Cost of sales	—	—	340,602	—	—	340,602
Gross profit	—	—	91,328	10,407	(10,407)	91,328
Selling, general & administrative expenses	—	—	90,330	142	(17,147)	73,325
Depreciation and amortization	—	—	18,416	—	—	18,416
Store pre-opening expense	—	—	—	—	—	—
Other expense	—	—	4,223	—	—	4,223
Operating (loss) income	—	—	(21,641)	10,265	6,740	(4,636)
Equity earnings in affiliates	20,137	20,137	—	379	(40,653)	—
Interest expense (income), net	—	—	14,645	(6,740)	6,740	14,645
Income (loss) before income taxes	(20,137)	(20,137)	(36,286)	16,626	40,653	(19,281)
Income taxes (benefit)	—	—	1,611	(755)	—	856
Net income (loss)	$(20,137)	$(20,137)	$(37,897)	$17,381	$40,653	$(20,137)

DUANE READE HOLDINGS, INC.
Condensed Consolidating Statement of Operations (Unaudited)
For the 13 weeks ended July 1, 2006
(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$—	$—	$398,789	$9,778	$(9,778)	$398,789
Cost of sales	—	—	317,704	—	—	317,704
Gross profit	—	—	81,085	9,778	(9,778)	81,085
Selling, general & administrative expenses	—	—	77,842	82	(9,778)	68,146
Depreciation and amortization	—	—	18,628	—	—	18,628
Store pre-opening expense	—	—	102	—	—	102
Other expense	—	—	533	—	—	533
Operating (loss) income	—	—	(16,020)	9,696	—	(6,324)
Equity earnings in affiliates	21,078	21,078	—	363	(42,519)	—
Interest expense (income), net	—	—	19,241	(5,106)	—	14,135
Income (loss) before income taxes	(21,078)	(21,078)	(35,261)	14,439	42,519	(20,459)
Income taxes (benefit)	—	—	1,066	(447)	—	619
Net income (loss)	$(21,078)	$(21,078)	$(36,327)	$14,886	$42,519	$(21,078)

DUANE READE HOLDINGS, INC.
Condensed Consolidating Statement of Operations (Unaudited)
For the 26 weeks ended June 30, 2007
(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$—	$—	$846,318	$20,406	$(20,406)	$846,318
Cost of sales	—	—	673,980	—	—	673,980
Gross profit	—	—	172,338	20,406	(20,406)	172,338
Selling, general & administrative expenses	—	—	179,382	227	(33,540)	146,069
Depreciation and amortization	—	—	36,453	—	—	36,453
Store pre-opening expense	—	—	150	—	—	150
Other expense	—	—	9,241	—	—	9,241
Operating (loss) income	—	—	(52,888)	20,179	13,134	(19,575)
Equity earnings in affiliates	50,671	50,671	—	854	(102,196)	—
Interest expense (income), net	—	—	29,080	(13,134)	13,134	29,080
Income (loss) before income taxes	(50,671)	(50,671)	(81,968)	32,459	102,196	(48,655)
Income taxes (benefit)	—	—	3,396	(1,380)	—	2,016
Net income (loss)	$(50,671)	$(50,671)	$(85,364)	$33,839	$102,196	$(50,671)

DUANE READE HOLDINGS, INC.
Condensed Consolidating Statement of Operations (Unaudited)
For the 26 weeks ended July 1, 2006
(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$—	$—	$784,658	$19,138	$(19,138)	$784,658
Cost of sales	—	—	628,098	—	—	628,098
Gross profit	—	—	156,560	19,138	(19,138)	156,560
Selling, general & administrative expenses	—	—	156,614	136	(19,138)	137,612
Labor contingency	—	—	(18,004)	—	—	(18,004)
Depreciation and amortization	—	—	37,306	—	—	37,306
Store pre-opening expense	—	—	152	—	—	152
Other expense	—	—	1,635	—	—	1,635
Operating (loss) income	—	—	(21,143)	19,002	—	(2,141)
Equity earnings in affiliates	30,941	30,941	—	605	(62,487)	—
Interest expense (income), net	—	—	37,547	(9,674)	—	27,873
Income (loss) before income taxes	(30,941)	(30,941)	(58,690)	28,071	62,487	(30,014)
Income taxes (benefit)	—	—	1,813	(886)	—	927
Net income (loss)	$(30,941)	$(30,941)	$(60,503)	$28,957	$62,487	$(30,941)

DUANE READE HOLDINGS, INC.
Condensed Consolidating Balance Sheet (Unaudited)
As of June 30, 2007
(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Assets
Current assets
Cash	$—	$—	$1,340	$42	$—	$1,382
Receivables	—	—	55,206	—	—	55,206
Due from affiliates	—	78,866	106,506	(34)	(185,338)	—
Inventories	—	—	220,557	—	—	220,557
Deferred income taxes	—	1,140	5,049	(6,189)	—	—
Prepaid expenses and other assets	—	—	25,217	—	—	25,217
Total current assets	—	80,006	413,875	(6,181)	(185,338)	302,362
Investment in affiliates	(9,314)	(9,314)	—	(1,942)	20,570	—
Property and equipment	—	—	201,594	—	—	201,594
Goodwill, net	—	—	70,384	—	—	70,384
Deferred income taxes	—	1,645	9,032	(10,677)	—	—
Other assets	—	—	157,176	378,557	(332,325)	203,408
Total assets	$(9,314)	$72,337	$852,061	$359,757	$(497,093)	$777,748
Liabilities and Stockholder’s Equity (Deficit)
Current liabilities
Accounts payable	$—	$—	$80,858	$—	$—	$80,858
Due to affiliates	—	—	—	185,336	(185,336)	—
Accrued interest	—	—	9,362	—	—	9,362
Accrued expenses	—	86	41,887	—	—	41,973
Deferred income taxes	—	341	—	—	—	341
Current portion of debt	—	—	146,903	—	—	146,903
Current portion of capital lease obligation	—	—	3,238	—	—	3,238
Total current liabilities	—	427	282,248	185,336	(185,336)	282,675
Long term debt	—	—	737,357	—	(332,325)	405,032
Capital lease obligation, less current portion	—	—	5,468	—	—	5,468
Deferred income taxes	—	78,770	(79,367)	29,356	—	28,759
Other non-current liabilities	31,113	33,567	89,802	—	(62,226)	92,256
Total liabilities	31,113	112,764	1,035,508	214,692	(579,887)	814,190
Stockholder’s equity (deficit)
Common stock	26	—	26	—	(26)	26
Paid-in-capital	247,509	247,535	251,384	2,395	(497,439)	251,384
Accumulated other comprehensive income	—	—	110	—	—	110
Retained earnings (deficit)	(287,962)	(287,962)	(434,967)	142,670	580,259	(287,962)
Total stockholder’s equity (deficit)	(40,427)	(40,427)	(183,447)	145,065	82,794	(36,442)
Total liabilities and stockholder’s equity (deficit)	$(9,314)	$72,337	$852,061	$359,757	$(497,093)	$777,748

DUANE READE HOLDINGS, INC.
Condensed Consolidating Balance Sheet (Unaudited)
As of December 30, 2006
(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Assets
Current assets
Cash	$—	$—	$1,370	$25	$—	$1,395
Receivables	—	—	57,181	—	—	57,181
Due from affiliates	—	72,259	112,934	145	(185,338)	—
Inventories	—	—	218,924	—	—	218,924
Deferred income taxes	—	3,552	5,066	(6,189)	—	2,429
Prepaid expenses and other assets	—	—	25,659	—	—	25,659
Total current assets	—	75,811	421,134	(6,019)	(185,338)	305,588
Investment in affiliates	2,209	2,209	—	(1,101)	(3,317)	—
Property and equipment	—	—	208,148	—	—	208,148
Goodwill, net	—	—	70,384	—	—	70,384
Deferred income taxes	—	1,645	9,032	(10,677)	—	—
Other assets	—	—	168,229	345,082	(298,850)	214,461
Total assets	$2,209	$79,665	$876,927	$327,285	$(487,505)	$798,581
Liabilities and Stockholder’s Equity (Deficit)
Current liabilities
Accounts payable	$—	$—	$83,410	$—	$—	$83,410
Due to affiliates	—	—	—	185,336	(185,336)	—
Accrued interest	—	—	9,299	—	—	9,299
Accrued expenses	—	132	46,248	—	—	46,380
Current portion of debt	—	—	157,122	—	—	157,122
Current portion of capital lease obligation	—	—	3,173	—	—	3,173
Total current liabilities	—	132	299,252	185,336	(185,336)	299,384
Long term debt	—	—	703,882	—	(298,850)	405,032
Capital lease obligation, less current portion	—	—	7,137	—	—	7,137
Deferred income taxes	—	74,871	(75,986)	30,736	—	29,621
Other non-current liabilities	—	2,453	52,217	—	—	54,670
Total liabilities	—	77,456	986,502	216,072	(484,186)	795,844
Stockholder’s equity (deficit)
Common stock	26	—	—	—	—	26
Paid-in-capital	239,472	239,498	239,833	2,395	(481,391)	239,807
Accumulated other comprehensive income	—	—	193	—	—	193
Retained earnings (deficit)	(237,289)	(237,289)	(349,601)	108,818	478,072	(237,289)
Total stockholder’s equity (deficit)	2,209	2,209	(109,575)	111,213	(3,319)	2,737
Total liabilities and stockholder’s equity (deficit)	$2,209	$79,665	$876,927	$327,285	$(487,505)	$798,581

DUANE READE HOLDINGS, INC.
Condensed Consolidating Statement of Cash Flows (Unaudited)
For the 26 weeks ended June 30, 2007
(in thousands)

						Duane Reade
	Duane Reade	Duane	Duane	Subsidiary	Consolidating	Holdings, Inc.
	Holdings, Inc.	Reade Inc.	Reade GP	Guarantors	Adjustments	Consolidated
Cash flows used in operating activities:
Net (loss) income	$(50,671)	$(50,671)	$(85,364)	$33,839	$102,196	$(50,671)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	38,281	—	—	38,281
Deferred income taxes	—	(108)	3,396	(1,380)	—	1,908
Non-cash rent expense	—	—	6,320	—	—	6,320
Other non-cash expense	—	—	2,264	—	—	2,264
Equity in income of subsidiaries	50,671	50,671	—	854	(102,196)	—
Changes in operating assets and liabilities:
Receivables	—	154	1,642	179	—	1,975
Inventories	—	—	(1,633)	—	—	(1,633)
Accounts payable	—	—	(2,552)	—	—	(2,552)
Prepaid and accrued expenses	—	(46)	(4,026)	—	—	(4,072)
Other assets and liabilities, net	—	—	34,080	(33,475)	—	605
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	—	—	(7,592)	17	—	(7,575)
Cash flows used in investing activities:
Capital expenditures	—	—	(13,406)	—	—	(13,406)
Lease acquisition and other costs	—	—	(8,811)	—	—	(8,811)
NET CASH USED IN INVESTING ACTIVITIES	—	—	(22,217)	—	—	(22,217)
Cash flows from financing activities:
Issuance of preferred stock	—	—	39,150	—	—	39,150
Capital contribution	—	—	2,457	—	—	2,457
Borrowings from revolving credit facility	—	—	1,006,854	—	—	1,006,854
Repayments of revolving credit facility	—	—	(1,017,073)	—	—	(1,017,073)
Repayments of capital lease obligations	—	—	(1,604)	—	—	(1,604)
Deferred financing costs	—	—	(5)	—	—	(5)
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	29,779	—	—	29,779
Net change in cash	—	—	(30)	17	—	(13)
Cash at beginning of period	—	—	1,370	25	—	1,395
Cash at end of period	$—	$—	$1,340	$42	$—	$1,382

DUANE READE HOLDINGS, INC.
Condensed Consolidating Statement of Cash Flows (Unaudited)
For the 26 weeks ended July 1, 2006
(in thousands)

						Duane Reade
	Duane Reade	Duane	Duane	Subsidiary	Consolidating	Holdings, Inc.
	Holdings, Inc.	Reade Inc.	Reade GP	Guarantors	Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(30,941)	$(30,941)	$(60,503)	$28,957	$62,487	$(30,941)
Adjustments to reconcile net income (loss) to net cash (used in) / provided by operating activities:
Depreciation and amortization	—	—	39,430	—	—	39,430
Deferred tax provision	—	(66)	1,813	(886)	—	861
Deferred rent expense	—	—	5,150	—	—	5,150
Reversal of labor contingency accrual	—	—	(18,004)	—	—	(18,004)
Other non-cash expense	—	—	104	—	—	104
Equity in income of subsidiaries	30,941	30,941	—	605	(62,487)	—
Changes in operating assets and liabilities:
Receivables	—	81	1,497	695	—	2,273
Inventories	—	—	9,390	—	—	9,390
Accounts payable	—	—	5,794	—	—	5,794
Prepaid and accrued expenses	—	(15)	1,850	—	—	1,835
Increase in other assets (liabilities), net	—	—	17,352	(29,375)	—	(12,023)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	—	—	3,873	(4)	—	3,869
Capital expenditures	—	—	(12,270)	—	—	(12,270)
Lease acquisition and other costs	—	—	(4,107)	—	—	(4,107)
Proceeds from sale of property	—	—	1,500	—	—	1,500
NET CASH USED IN INVESTING ACTIVITIES	—	—	(14,877)	—	—	(14,877)
Cash flows from financing activities:
Borrowings from revolving credit facility	—	—	915,368	—	—	915,368
Repayments of revolving credit facility	—	—	(902,802)	—	—	(902,802)
Deferred financing costs	—	—	(28)	—	—	(28)
Repayments of capital lease obligations	—	—	(1,541)	—	—	(1,541)
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	10,997	—	—	10,997
Net (decrease) increase in cash	—	—	(7)	(4)	—	(11)
Cash at beginning of period	—	—	1,338	24	—	1,362
Cash at end of period	$—	$—	$1,331	$20	$—	$1,351

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion regarding our financial condition and results of operations for the 13 and 26 weeks ended June 30, 2007 and the 13 and 26 weeks ended July 1, 2006 should be read in conjunction with the more detailed financial information contained in our consolidated financial statements and their notes as well as the Special Note Regarding Forward-Looking Statements that are contained elsewhere in this report.

General

Our business consists of the sale of a wide variety of health and beauty care products, convenience oriented food, general merchandise and other products and a pharmacy operation managed to supply customers with their prescription needs. We refer to the non-prescription portion of our business as front-end sales because most of these sales are processed through the front check-out sections of our stores. This portion of our business consists of brand name and private label health and beauty care items, food and beverages, tobacco products, cosmetics, housewares, greeting cards, photofinishing services, photo supplies and seasonal and general merchandise. Health and beauty care products, including over-the-counter items, represent our highest volume categories within front-end sales. The front-end portion of our business represented 54.2% and 53.6% of our sales in the thirteen and twenty-six weeks ended June 30, 2007, as compared to 54.1% and 53.8% in the corresponding periods last year. Gross margins generated by our front-end business are approximately twice that of our pharmacy or back-end business.

Because of our numerous convenient locations in high-traffic commercial and residential areas and the lack of other convenience-oriented retailers in our core market areas, our front-end business is generally a larger proportion of our total sales than for other major conventional drugstore chains, whose front-end sales average between 30% and 40% of total sales. Our pharmacy sales include all items we sell by prescriptions filled at our retail locations or by our central fill/mail order facility and delivered to our stores or mailed directly to our customers. In addition, we include in our pharmacy sales certain resales of retail pharmaceutical inventory that are required to be reported on a gross basis in accordance with Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal vs. Net as an Agent.” Same-store pharmacy sales do not include such resale activity. The pharmacy portion of our business is dominated by and dependent upon a number of third party private and government-sponsored plans that contract with us as an authorized provider of prescriptions. In each of the past four years, New York State has enacted rules related to Medicaid which have reduced reimbursement rates and therefore our pharmacy margin. New York has again changed its rules effective July 1, 2007. We estimate that these most recent changes will reduce our annual pharmacy margin by approximately $1.8 million. Sales processed through third party prescription plans represented approximately 93.0% of our prescription sales in the thirteen and twenty-six weeks ended June 30, 2007 and approximately 92.9% and 92.7% of our prescription sales in the thirteen and twenty-six weeks ended July 1, 2006.

During 2003, President Bush signed the Medicare Modernization Act, which created a new Medicare Part D benefit that expanded Medicare coverage of prescription drugs for senior citizens as well as for certain “dual eligible” individuals that were previously covered under state administered Medicaid plans. This new Medicare coverage took effect in January 2006 and has resulted in decreased pharmacy margins resulting from lower reimbursement rates than our current margins on state Medicaid prescriptions as well as prescriptions that are not subject to third party reimbursement. This new Medicare Part D program grew rapidly during 2006 and is projected to continue to grow in 2007 as more seniors reach age 65 and become eligible for this coverage. While the program has had an adverse impact on our pharmacy margins, based on our experience, we expect, over time, that increased utilization of prescription drugs by senior citizens participating in the new programs who previously were cash paying customers will partially offset the effect of lower margins on our revenues, although we are not certain this will be the case. Prior to

January 1st 2006, state Medicaid programs that provided prescription benefits to low income households and individuals historically represented approximately 25% of our retail pharmacy sales. At June 30, 2007, as a result of dual eligible individuals being automatically enrolled into the Medicare Part D program as well as new enrollees becoming eligible by virtue of their having reached 65 years of age, state Medicaid plans had declined to approximately 14.2% of our pharmacy sales while the new Medicare Part D plan represented approximately 11.8% of our pharmacy sales.

In an effort to offset some of the adverse pharmacy gross margin impacts from the trends discussed above, there has been an intensified effort on the part of retailers to support increased utilization of generic prescriptions in place of branded medications. Generic prescriptions generally have lower retail sales prices but are more profitable for the pharmacy than branded prescriptions. Improved generic utilization rates as well as a combination of direct purchases and contractual wholesaler purchases enabled us to achieve improved gross margins on pharmacy retail sales during 2005 and 2006. For the three and six months ended June 30, 2007, despite the continued favorable impact of higher generic dispensing rates, our gross margins on pharmacy retail sales declined in comparison to the corresponding periods of 2006. The declines were primarily attributable to the impact of reduced Medicaid reimbursements and the increased proportion of lower margin Medicare Part D sales.

We are impacted by recent legislation in states to increase the minimum hourly wages. New York State increased the minimum hourly wage from $5.15 to $6.00 on January 1, 2005, to $6.75 on January 1, 2006, and again to $7.15 on January 1, 2007. New Jersey increased the minimum hourly wage from $5.15 to $6.15 on October 1, 2005 and again to $7.15 on October 1, 2006. In addition, the U.S. Congress recently passed legislation that would result in a federal minimum hourly wage increase to $7.25 in 2009. While these increases have impacted our cost of labor, we have, and believe we can continue to, offset a significant portion of these cost increases through process initiatives designed to further improve our labor efficiency.

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

Considerations Related to Operating in the New York City Marketplace

We operate approximately 89% of our 244 stores in New York City and the remainder in the surrounding areas. As a result, our performance is substantially affected by economic conditions and other factors affecting the region such as the regulatory environment, costs of energy, real estate, insurance, taxes and rent, weather, demographics, tourism levels, availability of labor and geopolitical factors such as terrorism. Since the second half of 2004, the New York City economy has generally reflected an improving trend.

Results of Operations

The Thirteen Weeks Ended June 30, 2007 as Compared to the Thirteen Weeks Ended July 1, 2006

For the second quarter of 2007, we achieved net sales of $431.9 million and incurred a net loss of $20.1 million, as compared to net sales of $398.8 million and a net loss of $21.1 million in the second quarter of the previous year. Pharmacy resale activity included in net sales was $15.7 million in the second quarter of 2007, compared to $10.0 million in the previous year. The reduced net loss is primarily attributable to the following factors:

•       An increase in gross margin of $10.2 million that was primarily attributable to higher front-end store sales and improved front-end selling margins.

•       A decrease in non-cash depreciation and amortization expenses of $0.2 million, reflecting the impact of the asset impairment writedown recorded in the fourth quarter of 2006.

•       A decrease in store pre-opening costs of $0.1 million, as no new stores opened in the second quarter of 2007.

The positive impact of these items was partially offset by:

•       An increase in selling, general and administrative expenses of $5.2 million, primarily reflecting increased pharmacists’ labor costs, increases in minimum wage rates, union contract wage increases and payroll costs associated with additional corporate staffing to support the continued implementation of the Duane Reade Full Potential program.

•       An increase in other expenses of $3.7 million, primarily due to the recently completed audit committee investigations, as well as the arbitration matter related to the former Chairman and CEO.

•       An increase in interest expense of $0.5 million resulting from higher interest rates applicable to our variable rate debt and higher borrowing levels on our amended asset-based revolving loan facility.

The following sets forth the results of operations for the periods indicated:

	For the 13 Weeks Ended
	June 30, 2007		July 1, 2006
	Dollars	% of Sales	Dollars	% of Sales
	In thousands, except percentages
Net sales	$431,930	100.0%	$398,789	100.0%
Cost of sales	340,602	78.9	317,704	79.7
Gross profit	91,328	21.1	81,085	20.3
Selling, general & administrative expenses	73,325	17.0	68,146	17.1
Depreciation and amortization	18,416	4.3	18,628	4.7
Store pre-opening expenses	—	0.0	102	0.0
Other expense	4,223	1.0	533	0.1
Operating loss	(4,636)	(1.1)	(6,324)	(1.6)
Interest expense, net	14,645	3.4	14,135	3.5
Loss before income taxes	(19,281)	(4.5)	(20,459)	(5.1)
Income taxes	856	0.2	619	0.2
Net loss	$(20,137)	(4.7)%	$(21,078)	(5.3)%

Net sales were $431.9 million in the thirteen weeks ended June 30, 2007, representing an increase of 8.3% as compared to net sales of $398.8 million in the thirteen weeks ended July 1, 2006. Resale activity accounted for 1.4% of the increase, while an increase in retail store sales represented the remaining 6.9%. Total same-store sales increased by 7.9% over the second quarter of last year.

Pharmacy sales increased from $183.1 million in the second quarter of 2006 to $197.8 million in the second quarter of 2007, an increase of 8.0%, and represented 45.8% of total sales, as compared with 45.9% of total sales in the second quarter of 2006. Resale activity accounted for 3.1% of the sales increase, while retail sales accounted for the remaining 4.9% of the increase. Pharmacy same-store sales increased by 6.1% from last year, and third-party reimbursed pharmacy sales represented 93.0% of total prescription sales, compared to 92.9% in the second quarter of 2006. The percentage of generic drugs dispensed increased by 3.8% over the prior year, negatively impacting the pharmacy same-store sales increase by approximately 3.1%, but contributing to an increase in gross margin per prescription dispensed. Generic drugs generally have lower retail sales prices but are more profitable than branded drugs.

Front-end sales increased from $215.7 million in the second quarter of 2006 to $234.1 million in the second quarter of 2007, an increase of 8.6%, and represented 54.2% of total sales, as compared to 54.1% of total sales in the second quarter of 2006. Front-end same-store sales increased by 9.4%, primarily due to a generally improved level of consumer demand resulting from a stronger New York City economy, increased penetration of our Dollar Rewards program, an improved merchandise offering and enhanced customer service reflecting the continuing implementation of our “Full Potential” initiative introduced last year.

During the thirteen weeks ended June 30, 2007, we closed one store, as compared to two stores opened and two stores closed during the thirteen weeks ended July 1, 2006. At June 30, 2007, we operated 244 stores, as compared to 247 stores at July 1, 2006 and 248 stores at December 30, 2006.

Cost of sales as a percentage of net sales was 78.9% and 79.7% in the second quarters of 2007 and 2006, respectively, resulting in gross profit margins of 21.1% and 20.3% in each respective period. Cost of sales also includes a $0.6 million LIFO provision in each year’s second quarter. The gross profit margin in 2007 reflects the impact of improved front-end selling margins associated with a more favorable mix of promotional and regularly-priced products, offset in part by the lower pharmacy margins resulting from increased Medicare Part D sales as well as lower NY Medicaid reimbursement rates that were not completely offset by higher margins associated with an increased proportion of generic prescriptions.

Selling, general and administrative expenses were $73.3 million, or 17.0% of net sales, and $68.1 million, or 17.1% of net sales, in the second quarter of 2007 and 2006, respectively. The decrease in the 2007 expense percentage as compared to 2006 was attributable to improved leveraging of costs against strong same-store sales growth in both pharmacy and front-end and increased pharmacy resale activity, which increased the dollar amount of sales.

Depreciation and amortization of property and equipment and intangible assets was $18.4 million in the second quarter of 2007, as compared to $18.6 million in the second quarter of 2006. The net decrease reflects a reduction in expenses that is primarily attributable to the asset impairment writedown recorded in the fourth quarter of 2006.

We incurred no store pre-opening expenses in the second quarter of 2007, as compared to $0.1 million in the second quarter of 2006, which was attributable to the opening of two new stores.

In the second quarter of 2007, we incurred other expenses of $4.2 million, including costs associated with the audit committee investigations and various other matters related to the former Chairman and CEO ($3.2 million), costs associated with the closing of various stores ($0.6 million), Oak Hill management fees ($0.3 million) and additional severance costs associated with the termination of certain management positions ($0.1 million). In the second quarter of 2006, other expenses of $0.5 million included Oak Hill management fees ($0.3 million) and costs associated with our current Chairman and CEO ($0.2 million).

Net interest expense for the second quarter of 2007 was $14.6 million, as compared to $14.1 million in the second quarter of 2006. This increase was primarily attributable to higher floating interest rates and increased debt levels incurred on our revolving loan borrowings as compared to the prior year. At June 30, 2007, the weighted average interest rate on our variable rate outstanding debt was 8.67%, as compared to a weighted average rate of 8.64% at July 1, 2006.

In the second quarter of 2007, we recorded an income tax provision of $0.9 million, reflecting an estimated effective tax rate of (4.4%). This expense is the result of a valuation allowance of $12.9 million that largely offset the tax benefit generated by our operating loss in the quarter. In the comparable period of 2006, the income tax provision of $0.6 million, resulting from a valuation allowance of $9.6 million, reflected an effective tax rate of (3.1%).

The Twenty-Six Weeks Ended June 30, 2007 as Compared to the Twenty-Six Weeks Ended July 1, 2006

For the first six months of 2007, we achieved net sales of $846.3 million and incurred a net loss of $50.7 million, as compared to net sales of $784.7 million and a net loss of $30.9 million in the first six months of the previous year. Pharmacy resale activity included in net sales was $30.1 million in the first six months of 2007, compared to $21.4 million in the previous year. The increased net loss is primarily attributable to the following factors:

•       A non-recurring labor contingency credit of $18.0 million recorded in the first quarter of 2006 resulting from the favorable settlement of the NLRB litigation.

•       An increase in other expenses of $7.6 million, primarily due to the recently completed audit committee investigations, as well as the arbitration matter related to the former Chairman and CEO.

•       An increase in selling, general and administrative expenses of $8.5 million, primarily reflecting increased pharmacists’ labor costs, increases in minimum wage rates, union contract wage increases and payroll costs associated with additional corporate staffing to support the continued implementation of the Duane Reade Full Potential program.

•       An income tax provision of $2.0 million in the first six months of 2007, compared to an income tax provision of $0.9 million in the prior year. The change in the tax provision was primarily attributable to the change in the pre-tax loss as compared to the prior year.

•       An increase in interest expense of $1.2 million resulting from higher interest rates applicable to our variable rate debt and higher borrowing levels on our amended asset-based revolving loan facility.

The negative impact of these items was partially offset by:

•       An increase in gross margin of $15.8 million that was primarily attributable to higher front-end store sales and improved front-end selling margins.

•       A decrease in non-cash depreciation and amortization expenses of $0.9 million, reflecting the impact of the asset impairment writedown recorded in the fourth quarter of 2006.

The following sets forth the results of operations for the periods indicated:

	For the 26 Weeks Ended
	June 30, 2007		July 1, 2006
	Dollars	% of Sales	Dollars	% of Sales
	In thousands, except percentages
Net sales	$846,318	100.0%	$784,658	100.0%
Cost of sales	673,980	79.6	628,098	80.0
Gross profit	172,338	20.4	156,560	20.0
Selling, general & administrative expenses	146,069	17.3	137,612	17.5
Labor contingency income	—	0.0	(18,004)	(2.3)
Depreciation and amortization	36,453	4.3	37,306	4.8
Store pre-opening expenses	150	0.0	152	0.0
Other expense	9,241	1.1	1,635	0.2
Operating loss	(19,575)	(2.3)	(2,141)	(0.3)
Interest expense, net	29,080	3.4	27,873	3.6
Loss before income taxes	(48,655)	(5.7)	(30,014)	(3.8)
Income taxes	2,016	0.2	927	0.1
Net loss	$(50,671)	(6.0)%	$(30,941)	(3.9)%

Net sales were $846.3 million in the twenty-six weeks ended June 30, 2007, representing an increase of 7.9% as compared to net sales of $784.7 million in the twenty-six weeks ended July 1, 2006. Resale activity accounted for 1.1% of the increase, while an increase in retail store sales represented the remaining 6.8%. Total same-store sales increased by 8.1% over the first half of last year.

Pharmacy sales increased from $362.5 million in the first half of 2006 to $392.7 million in the first half of 2007, an increase of 8.3%, and represented 46.4% of total sales, as compared with 46.2% of total sales in the first half of 2006. Resale activity accounted for 2.4% of the sales increase, while retail sales accounted for the remaining 5.9% of the increase. Pharmacy same-store sales increased by 7.5% from last year, and third-party reimbursed pharmacy sales represented 93.0% of total prescription sales, compared to 92.7% in the first half of 2006. The percentage of generic drugs dispensed increased by 3.4% over the prior year, negatively impacting the pharmacy same-store sales increase by approximately 2.9%, but contributing to an increase in gross margin per prescription dispensed. Generic drugs generally have lower retail sales prices but are more profitable for us than branded drugs.

Front-end sales increased from $422.2 million in the first half of 2006 to $453.6 million in the first half of 2007, an increase of 7.5%, and represented 53.6% of total sales, as compared to 53.8% of total sales in the first half of 2006. Front-end same-store sales increased by 8.5%, primarily due to a generally improved level of consumer demand resulting from a stronger New York City economy, increased penetration of our Dollar Rewards program, an improved merchandise offering and enhanced customer service reflecting the continuing implementation of our “Full Potential” initiative introduced last year.

During the twenty-six weeks ended June 30, 2007, we opened two stores and closed six stores, as compared to three stores opened and seven stores closed during the twenty-six weeks ended July 1, 2006.

Cost of sales as a percentage of net sales was 79.6% and 80.0% in the first six months of 2007 and 2006, respectively, resulting in gross profit margins of 20.4% and 20.0% in each respective period. The gross profit margin in 2007 reflects the impact of improved front-end selling margins associated with a more favorable mix of promotional and regularly-priced products, offset in part by lower pharmacy margins resulting from increased Medicare Part D sales as well as lower NY Medicaid reimbursement rates that were not completely offset by higher margins associated with an increased proportion of generic prescriptions. Cost of sales also includes a LIFO provision of $1.2 million in the first half of 2007 as compared to a LIFO provision of $1.1 million in the first half of 2006.

Selling, general and administrative expenses were $146.1 million, or 17.3% of net sales, and $137.6 million, or 17.5% of net sales, in the first six months of 2007 and 2006, respectively. The decrease in the 2007 expense percentage as compared to 2006 was attributable to improved leveraging of costs against strong same-store sales growth in both pharmacy and front-end and increased pharmacy resale activity, which increased the dollar amount of sales.

Depreciation and amortization of property and equipment and intangible assets was $36.4 million in the first six months of 2007, as compared to $37.3 million in the first six months of 2006. The net decrease reflects a reduction in expenses that is attributable to the asset impairment writedown recorded in the fourth quarter of 2006.

We incurred store pre-opening expenses of $0.1 million in the first half of 2007, attributable to the opening of two stores, as compared to $0.2 million in the first half of 2006, reflecting three new stores opened during that period.

In the first six months of 2007, we incurred other expenses of $9.2 million, including costs associated with the audit committee investigations and various other matters related to the former Chairman and CEO ($6.0 million), costs associated with the closing of various stores ($2.3 million), Oak Hill management fees ($0.6 million) and additional severance costs associated with the termination of certain management positions ($0.3 million). In the corresponding prior year period, other expenses of $1.6 million included Oak Hill management fees ($0.6 million), costs associated with various matters related to the former Chairman and CEO ($0.4 million), severance and other costs associated with the termination of certain management positions ($0.3 million) and costs attributable to our current Chairman and CEO ($0.3 million).

Net interest expense for the first six months of 2007 was $29.1 million, as compared to $27.9 million in the first six months of 2006. This increase was primarily attributable to higher floating interest rates and increased debt levels incurred on our revolving credit borrowings as compared to the prior year.

In the first half of 2007, we recorded an income tax provision of $2.0 million, reflecting an estimated effective tax rate of (4.1%). This expense is the result of a valuation allowance of $27.2 million that largely offset the tax benefit generated by our operating loss in the period. In the first half of 2006, the income tax provision of $0.9 million, resulting from a valuation allowance of $14.1 million, reflected an effective tax rate of (3.1%).

Liquidity and Capital Resources

Working Capital and Cash Flow

Working capital was $19.7 million as of June 30, 2007 and $6.2 million as of December 30, 2006. The primary factors affecting the increase in working capital from December 30, 2006 include:

•       reduced borrowings on our amended asset-based revolving loan facility of $10.2 million, primarily reflecting the receipt of proceeds from the issuance of preferred stock and warrants,

•       reduced expense accruals of $4.3 million, primarily reflecting the second quarter 2007 payment of the 2006 incentive bonus award,

•       reduced accounts payable of $2.6 million, and

•       increased inventory of $1.6 million.

These items were partially offset by a decrease in the current portion of deferred taxes of $2.8 million, reduced receivables of $2.0 million and a reduction of $0.4 million in prepaid and other current assets.

Working capital reflects the classification of outstanding borrowings under our amended asset-based revolving loan facility of $146.9 million at June 30, 2007 and $157.1 million at December 30, 2006 as current liabilities. This current classification is required because cash receipts controlled by the lenders are used to reduce outstanding debt and we do not meet the criteria of SFAS No. 6 to reclassify the debt as long-term, but is not an indication that this credit facility is expected to be retired within the next year. This facility expires in July 2011 and we intend to continue to access it for our working capital needs throughout its remaining term.

Net cash used in operating activities was $7.6 million in the twenty-six weeks ended June 30, 2007 compared to net cash provided by operating activities of $3.9 million in the twenty-six weeks ended July 1, 2006. The change is primarily attributable to expenses incurred in connection with the arbitration matter related to the former CEO and the recently completed audit committee investigations as well as a reduction in payroll related liabilities.

Net cash used in investing activities was $22.2 million in the twenty-six weeks ended June 30, 2007, compared to $14.9 million in the twenty-six weeks ended July 1, 2006. In the first six months of 2007, we spent $13.4 million on capital expenditures, primarily related to new store openings and the remodeling of existing locations, and $8.8 million on lease acquisition and other costs. In the first six months of 2006, capital expenditures of $12.3 million and lease acquisition, pharmacy customer file and other costs of $4.1 million were partially offset by $1.5 million received in connection with the termination of a leased property.

Net cash provided by financing activities was $29.8 million in the twenty-six weeks ended June 30, 2007, compared to $11.0 million in the twenty-six weeks ended July 1, 2006. Cash provided by financing activities includes $39.1 million (net of expenses of $0.3 million) resulting from the issuance of preferred stock and warrants. See Note 10 to our Unaudited Consolidated Interim Financial Statements contained elsewhere in this report for additional information regarding this transaction.

Operating Capital Requirements

Our operating capital requirements primarily result from opening and stocking new stores, remodeling and renovating existing retail locations, purchasing pharmacy files and the continuing development of management information systems. We opened two new stores in the first six months of 2007, five new stores during fiscal 2006 and seven new stores during fiscal 2005. We currently plan to open a total of 17 new stores and close 13 stores in 2007. The new store openings in 2007 include the acquisition of up to eight leases in Manhattan from the Gristedes supermarket chain. This acquisition is subject to various conditions including, in some cases, the receipt of landlord consents. As of June 30, 2007, we have received the required consents for two of these locations, which are expected to be placed in operation during the third quarter, and we anticipate receiving the balance of the consents required to complete this transaction in the near future. The acquisition of the Gristedes leases and the related build-out costs and working capital commitments are being funded by the $39.4 million of proceeds received from the issuance of preferred stock and warrants. Any funds in excess of the capital needed for this acquisition will be used to fund our normal capital spending, fund other new store openings or reduce our outstanding debt. We presently plan to open a total of 12 additional stores in each of 2008 and 2009.

In the first six months of 2007, we spent approximately $13.4 million on capital expenditures, primarily for new, renovated and replacement stores as well as a new “Pick-to-Light” flow rack merchandise distribution system in our Maspeth, New York distribution center. We also spent an additional $8.8 million for lease acquisition and other costs. In fiscal 2006, we spent approximately $12.3 million on capital expenditures, and we spent an additional $4.1 million for lease acquisition, pharmacy customer files and other costs. These amounts were partially offset by $1.5 million received in connection with the termination of a leased property. We also require working capital to support inventory for our existing and new stores. Historically, we have been able to lease almost all of our store locations, so acquisitions of real estate are not expected to have a significant impact on our capital requirements.

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

As of June 30, 2007, approximately 4,500 of our approximately 6,400 employees were represented by various labor unions and were covered by collective bargaining agreements. Pursuant to the terms of the collective bargaining agreements covering these employees, we are required, in some instances, to pay specified annual increases in salary and benefits contributions relating to the member employees. We do not believe that these increases will have a material impact on our liquidity or results of operations.

The following table presents details of our significant commitments and obligations as at June 30, 2007, except that the data provided with respect to operating leases is as of December 30, 2006:

	Payments due by Period
Contractual Cash Obligations	Total	Within 1 year	Within 2–3 years	Within 4–5 years	After 5 years
	(dollars in thousands)
Long-Term Debt(1)	$405,032	$—	$—	$405,000	$32
Asset-Based Revolving Loan Facility(2)	146,903	—	—	146,903	—
Capital Lease Obligations(3)	10,209	4,175	6,034	—	—
Operating Leases(4)	1,344,282	126,414	251,803	230,823	735,242
Fixed Interest Payments(5)	85,558	19,013	38,025	28,520	—
Former Chairman and Other Severance Payments(6)	1,523	1,392	17	16	98
Landlord Real Estate Litigation Settlement(7)	607	560	47	—	—
Total Contractual Cash Obligations(8)	$1,994,114	$151,554	$295,926	$811,262	$735,372

(1)          These amounts include $195.0 million of outstanding senior subordinated notes due in 2011, $210.0 million of outstanding senior secured notes due in 2010 and $32,000 outstanding under the senior convertible notes due in 2022. For more information about the terms of the indebtedness described above, please see “—Debt,” below.

(2)          At June 30, 2007, approximately $146.9 million was outstanding and a further $67.5 million was available for borrowing under our amended asset-based revolving loan facility. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt and we do not meet the criteria of SFAS No. 6 to reclassify the debt as long-term. However, this is not an indication that this credit facility is expected to be retired within the next year. We intend to continue to use this facility for our working capital needs through the date of its maturity in July 2011.

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

(7)          Reflects cash payments due to the landlord of one of our stores in connection with the settlement of a real estate litigation. Amounts shown are net of $0.7 million paid in the first six months of 2007.

(8)          The totals reflected in this table exclude tax-related commitments of approximately $2.4 million, which are included on the balance sheet under the category of “Other non-current liabilities.”

The following table presents details of our other significant commercial commitments as at June 30, 2007:

		Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Within 1 year	2–3 years	4–5 years	After 5 years
	(dollars in thousands)
Standby Letters of Credit(1)	$5,626	$5,479	$147	$—	$—
Total Commercial Commitments	$5,626	$5,479	$147	$—	$—

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

In connection with the November 21, 2005 replacement of Mr. Cuti by Mr. Dreiling as our Chairman and CEO, Mr. Cuti’s employment contract specifies payments to him in cash totaling up to $6.6 million. We have paid a cumulative total of approximately $5.4 million of this amount through June 30, 2007, and the remaining amount is scheduled, pursuant to the employment contract, to be paid in equal installments through December 2007. In addition, the employment contract provides for continued health insurance coverage for Mr. Cuti during the 25-month period following termination and, upon expiration of that period, if Mr. Cuti is not otherwise eligible under another employer’s comparable medical plan, lifetime retiree medical benefits at a cost not to exceed $50,000 annually. In an ongoing arbitration between Mr. Cuti and us (explained in detail in Note 9 to the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report), we are seeking, among other forms of relief, rescission of employment agreements entered into between us and Mr. Cuti, the return of all compensation paid under the employment agreements, including the benefits described in this paragraph, and other monetary damages.

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

In connection with the December 9, 2005 settlement of litigation between us and Cardinal Health, we were required to make payments to Cardinal Health totaling $4.5 million. Such payments included $2.0 million that was paid on January 15, 2006, $1.0 million that was paid on June 15, 2006, $1.0 million that was paid on December 15, 2006, $250,000 that was paid on March 15, 2007 and $250,000 that was paid on June 15, 2007. All such amounts had been previously accrued in the financial statements.

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

We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including revolving loan borrowings under the amended asset-based revolving loan facility and the $39.4 million of additional funds received from the sale of preferred equity and warrants to purchase our common stock, will be adequate for the next two years, to make required payments on our indebtedness, to fund anticipated capital expenditures including the acquisition of up to eight Gristedes store leases and to satisfy our working capital requirements. We base this belief on our recent levels of cash flow from operations of approximately $11.6 million in 2006 (which includes the absorption of approximately $12.2 million in non-recurring net cash payments made in connection with litigation settlements and executive severance) and approximately $3.0 million in 2005 (which includes the absorption of $9.6 million in non-recurring net cash payments made in connection with the termination of the former Chairman and CEO’s SERP), as well as projected improvements in working capital management, anticipated levels of capital expenditures and the additional borrowing capacity under the $225.0 million amended asset-based revolving loan facility, which was approximately $67.5 million at June 30, 2007. This availability increased from $53.1 million at the end of the first quarter and reflects the receipt of $26.4 million in proceeds received during the second quarter from the sale of preferred equity and warrants to purchase our capital stock. The total proceeds of $39.4 million received in the 26 weeks ended June 30 are being used to fund the acquisition of up to eight Gristedes store leases as well as certain growth related capital expenditures. During the first half, we completed the acquisition of two Gristedes leases and expect to complete at least five more before the end of the current year. Due to continued losses, our stockholder’s equity has become a deficit. However, this deficit does not impact our liquidity as noted above and has no impact on our debt covenants. Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. In addition, our operating results, cash flow and capital resources may not be sufficient for repayment of our indebtedness in the future. Some risks that could adversely affect our ability to meet our debt service obligations include, but are not limited to, reductions in third party prescription reimbursement rates, declines in the New York City economy, increases in competitive activity, adverse changes in vendor credit terms, changes in drug consumption patterns, additional adverse legislative changes or a major disruption of business in our markets from a terrorist event, natural disaster or other unexpected events. Other factors that may adversely affect our ability to service our debt are described above under “Special Note Regarding Forward-Looking Statements.” Borrowings under the amended asset-based revolving loan facility and the aggregate $210.0 million senior secured notes bear interest at floating rates. Therefore, our financial condition will be affected by changes in prevailing interest rates. On May 25, 2005, we entered into a hedging transaction through the acquisition of a “no cost collar.” Under this arrangement, we capped our exposure on $130 million of LIBOR-based borrowings under the senior secured notes at a maximum LIBOR rate of 5.30%. In addition, we established a minimum “floor” LIBOR rate of 3.45%, in line with then current LIBOR rates. This hedging arrangement expires on June 16, 2008.

Critical Accounting Policies

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial reporting to gain a more complete understanding of our consolidated financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 30, 2006 are those that depend most heavily on these judgments and estimates. At June 30, 2007, there have been no material changes to any of the Critical Accounting Policies contained therein.

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

Inflation

We believe that inflation has not had a material impact on our results of operations during the three years ended December 30, 2006 or the six months ended June 30, 2007.

Recently Issued Accounting Pronouncements

Refer to Note 2 of the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report for a detailed description of various recently issued accounting pronouncements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial results are subject to risk from interest rate fluctuations on that portion of our debt which carries variable interest rates. Variable rate debt outstanding at June 30, 2007 included $146.9 million of borrowings under our amended asset-based revolving loan facility and $210.0 million of senior secured notes. At June 30, 2007, the weighted average combined interest rate in effect on all variable rate debt outstanding was 8.67%. A 0.50% change in interest rates applied to the $356.9 million balance of floating rate debt would affect pre-tax annual results of operations by approximately $1.8 million, excluding the benefit of approximately $0.1 million provided by the “no cost collar” as detailed below. In addition, we also have $195.0 million of senior subordinated notes and $32.0 thousand of senior convertible notes outstanding at June 30, 2007. The senior subordinated notes bear interest payable semi-annually at a fixed rate of 9.75%, and are therefore not subject to risk from interest rate fluctuations.

On May 25, 2005, we entered into a hedging transaction through the acquisition of a “no cost collar.” Under this arrangement, we capped our exposure on $130 million of LIBOR-based borrowings under the senior secured notes at a maximum LIBOR rate of 5.30%. In addition, we established a minimum “floor” LIBOR rate of 3.45%, in line with then current LIBOR rates. This hedging arrangement expires on June 16, 2008. At June 30, 2007, the LIBOR rate in effect on the senior secured notes was 5.36%, which exceeded the maximum rate under the “no cost collar.” As a result, on an annualized basis, the interest rate protection afforded by the “no cost collar” amounted to $78,000.

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

As described in Note 2 to the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006, the Audit Committee of the Company, with the assistance of independent counsel and forensic accountants, has completed an investigation relating to real estate transactions and related matters (the “Real Estate Related Transactions”) that occurred during the 2000 through 2004 fiscal years. The investigation found that the Company’s accounting for a number of those transactions was improper. The independent counsel concluded that the Real Estate Related Transactions were orchestrated by the Company’s former Chairman and CEO, who was replaced in November 2005, and were expressly designed to overstate the Company’s income. According to the independent counsel’s report, in order to accomplish this scheme, the former Chairman and CEO made certain false representations to the Company’s Chief Financial Officer, other members of the management of the Company and the Company’s independent accountants concerning the structure and economic substance of the Real Estate Related Transactions. On May 18, 2007, the Audit Committee concluded that the financial statements as of and for the five months ended December 25, 2004, the seven months ended July 30, 2004 and the 2000 through 2003 fiscal years (collectively, the “Affected Periods”) should be restated. The conclusion to restate was based on the conclusions of the independent counsel in the investigation and the accounting impact of the misstatements arising from the Real Estate Related Transactions, combined with previously-disclosed misstatements. The previously-disclosed misstatements related to arrangements that the independent counsel concluded were also originated by the former Chairman and CEO for the issuance of improper credits and the subsequent rebilling of such credits related to amounts paid to construction and other contractors at the Company’s stores and the related improper accounting, which were the subject of a prior Audit Committee investigation, as described in Note 1 to the financial statements contained in the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006.

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

(b) Changes in Internal Control over Financial Reporting

From the discovery of these misstatements related to the improper activities of its former Chairman and CEO, the Company recognized that its system of internal controls was not adequate to provide reasonable assurance that the objectives of its disclosure controls were met. In addition, the restatement of financial statements is an indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of June 30, 2007, the Company did not have effective internal control over financial reporting to preclude the intentional financial reporting misstatements discovered in the investigations.

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

During the second quarter of fiscal 2007, with the exception of the planned corrective measures detailed above, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

ITEM 2.                Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.                Defaults Upon Senior Securities

As a result of the investigation carried out by our Audit Committee, we failed to timely file our Annual Report on Form 10-K for the year ended December 30, 2006 and our Quarterly Report on Form 10-Q for the period ended March 31, 2007, which were required to be filed with the SEC on or before March 30, 2007 and May 15, 2007, respectively. Such failures constituted defaults under the indenture governing our senior secured notes and the indenture governing our senior subordinated notes, but did not become events of default or result in the acceleration of those notes. We filed the Form 10-K on June 29, 2007 and the Form 10-Q on July 13, 2007, thereby curing the defaults related to their delayed filings.

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

31.1	*	Sarbanes-Oxley Section 302 Certification of the Company’s Chief Executive Officer (“CEO”).
31.2	*	Sarbanes-Oxley Section 302 Certification of the Company’s Chief Financial Officer (“CFO”).
32	**	Sarbanes-Oxley Section 906 Certifications of the Company’s CEO and CFO.

*                    Filed herewith

**             Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2007	DUANE READE HOLDINGS, INC.
(Registrant)
/s/ RICHARD W. DREILING
Richard W. Dreiling
President and Chief Executive Officer
(Principal Executive Officer)
/s/ JOHN K. HENRY
John K. Henry
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)