Form 10-Q
period 2007-09-29
DUANE READE HOLDINGS INC
filed 2007-11-13
CIK 1279172

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 29, 2007

Commission file number 001-13843

DUANE READE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	05-0599589
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID Number)
440 Ninth Avenue
New York, New York	10001
(Address of principal executive offices)	(Zip Code)

(212) 273-5700
(Registrant's telephone number, including area code)

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

Yes    ☐                        No    ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        As of November 13, 2007, there were 2,595,077 shares of common stock issued and outstanding. None of the registrant's outstanding voting stock is held by non-affiliates of the registrant.

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

  •
  changes in pharmacy prescription reimbursement rates attributable to modifications in the definition of indexed pricing terms such as "Average Wholesale Price";

  •
  the impacts of the changing regulatory environment in which our pharmacy department operates, especially the anticipated implementation of the federally approved change in pricing of generic pharmaceuticals to Average Manufacturer's Price, which could negatively affect gross margin;

  •
  the strength of the economy in general and the economic conditions in the New York greater metropolitan area including, in particular, seasonal and weather-related factors, special events, changes in consumer purchasing power and/or spending patterns;

  •
  changes in the cost of goods and services;

  •
  trends in the healthcare industry, including continued conversion of various prescription drugs to over-the-counter medications, negative publicity and the related sales declines for certain categories of drugs and the increasing market share of internet-based and mail-order-based providers;

  •
  employment disputes and labor relations;

  •
  changes in federal and state laws and regulations, including the potential impact of changes in regulations surrounding the importation of pharmaceuticals from foreign countries and changes in laws governing minimum wage requirements;

  •
  our ability to successfully execute the various objectives of the "Duane Reade Full Potential" sales growth and profit enhancement program;

  •
  the outcome of the arbitration proceeding that has been instituted against us by the former Chairman, President and Chief Executive Officer;

  •
  the progress and outcome of the investigation that was commenced by the United States District Attorney's Office for the Southern District of New York, as well as the request from the Securities and Exchange Commission (the "SEC") for information related to this matter;

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Duane Reade Holdings, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands)

	13 Weeks Ended September 29, 2007	13 Weeks Ended September 30, 2006	39 Weeks Ended September 29, 2007	39 Weeks Ended September 30, 2006
Net sales	$408,828	$385,655	$1,255,146	$1,170,313
Cost of sales	322,929	305,016	996,910	933,114

Gross profit	85,899	80,639	258,236	237,199
Selling, general & administrative expenses	71,127	67,077	217,196	204,689
Labor contingency income	—	—	—	(18,004)
Depreciation and amortization	18,007	16,903	54,460	54,209
Store pre-opening expenses	200	153	350	305
Gain on sale of pharmacy files	(1,337)	—	(1,337)	—
Other expenses	4,111	148	13,352	1,783

Operating loss	(6,209)	(3,642)	(25,785)	(5,783)
Interest expense, net	15,731	14,356	44,810	42,229

Loss before income taxes	(21,940)	(17,998)	(70,595)	(48,012)
Income taxes	112	734	2,128	1,661

Net loss	$(22,052)	$(18,732)	$(72,723)	$(49,673)

The accompanying notes are an integral part of these financial statements.

Duane Reade Holdings, Inc.

Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	September 29, 2007	December 30, 2006
ASSETS
Current Assets
Cash	$1,359	$1,395
Receivables, net	53,534	57,181
Inventories	220,113	218,924
Deferred income taxes	—	2,429
Prepaid expenses and other current assets	14,173	25,659

TOTAL CURRENT ASSETS	289,179	305,588
Property and equipment, net	196,824	208,148
Goodwill	70,384	70,384
Other assets, net	200,478	214,461

TOTAL ASSETS	$756,865	$798,581

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$79,409	$83,410
Accrued expenses	43,227	55,679
Deferred income taxes	574	—
Current portion of debt	153,110	157,122
Current portion of capital lease obligations	3,343	3,173

TOTAL CURRENT LIABILITIES	279,663	299,384
Long-term debt	405,032	405,032
Capital lease obligations, less current portion	4,593	7,137
Deferred income taxes	28,568	29,621
Other non-current liabilities	97,432	54,670

TOTAL LIABILITIES	815,288	795,844

Commitments and contingencies (Note 9)
Stockholder's equity (deficit)
Common stock, $0.01 par, authorized 4,205,600 shares and 3,050,000 shares; issued and outstanding: 2,594,977 shares	26	26
Paid-in capital	251,424	239,807
Accumulated other comprehensive income	139	193
Accumulated deficit	(310,012)	(237,289)

TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(58,423)	2,737

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$756,865	$798,581

The accompanying notes are an integral part of these financial statements.

Duane Reade Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	39 Weeks Ended September 29, 2007	39 Weeks Ended September 30, 2006
Cash flows used in operating activities:
Net loss	$(72,723)	$(49,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57,200	57,245
Deferred income taxes	1,950	1,409
Non-cash rent expense	8,993	7,681
Reversal of labor contingency accrual	—	(18,004)
Other	(321)	211
Change in operating assets and liabilities (net of the effect of acquisitions):
Receivables	3,647	5,147
Inventories	(1,189)	4,885
Prepaid expenses and other assets	11,486	3,875
Other assets and other liabilities, net	3,543	(7,606)
Accounts payable	(4,001)	12,858
Accrued expenses	(12,452)	(23,318)

NET CASH USED IN OPERATING ACTIVITIES	(3,867)	(5,290)

Cash flows used in investing activities:
Capital expenditures	(20,058)	(18,152)
Lease acquisition, customer file and other costs	(14,547)	(5,226)
Proceeds from sale of property and other assets	3,335	2,500

NET CASH USED IN INVESTING ACTIVITIES	(31,270)	(20,878)

Cash flows from financing activities:
Borrowings from revolving credit facility	1,490,788	1,383,370
Repayments of revolving credit facility	(1,494,800)	(1,354,145)
Issuance of preferred stock and warrants	39,150	—
Capital contributions	2,342	—
Deferred financing costs	(5)	(704)
Repayments of capital lease obligations	(2,374)	(2,349)

NET CASH PROVIDED BY FINANCING ACTIVITIES	35,101	26,172

Net increase (decrease) in cash	(36)	4
Cash at beginning of period	1,395	1,362

Cash at end of period	$1,359	$1,366

The accompanying notes are an integral part of these financial statements.

Duane Reade Holdings, Inc.

Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands)

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net loss	$(22,052)	$(18,732)	$(72,723)	$(49,673)
Change in fair value of interest rate collar	29	(818)	(54)	(46)

Total other comprehensive income (loss)	29	(818)	(54)	(46)

Total comprehensive loss	$(22,023)	$(19,550)	$(72,777)	$(49,719)

The accompanying notes are an integral part of these financial statements.

Notes to Unaudited Consolidated Interim Financial Statements

(dollars in thousands)

1.    Basis of Presentation

        Duane Reade Holdings, Inc. ("Duane Reade Holdings" or the "Company") was formed in December 2003 by Oak Hill Capital Partners, LP, a private equity firm ("Oak Hill"), in order to acquire Duane Reade Inc. and its subsidiaries (the "Acquisition"). Duane Reade Holdings, Inc. is a wholly-owned subsidiary of Duane Reade Shareholders, LLC ("Duane Reade Shareholders"), a parent entity also established to effectuate the Acquisition. The Acquisition was completed on July 30, 2004 through the merger of Duane Reade Acquisition Corp. (a wholly owned subsidiary of Duane Reade Holdings, Inc.) into Duane Reade Inc. with Duane Reade Inc. being the surviving entity and a wholly owned subsidiary of Duane Reade Holdings, Inc. after the merger transaction.

        The Company, along with certain of its subsidiaries, is a guarantor of the debt obligations of Duane Reade Inc. and Duane Reade, the New York general partnership that holds the operating assets and liabilities ("Duane Reade GP"). The Company has no assets or operations other than its investment in its subsidiaries. The guarantees provided by the Company and its other subsidiaries under the debt obligations of Duane Reade Inc. and Duane Reade GP (described in more detail in Note 7) are full and unconditional, joint and several.

        The Unaudited Consolidated Interim Financial Statements included herein reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of operations, financial position, cash flows and comprehensive loss of the Company, and have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company's Annual Consolidated Financial Statements for the year ended December 30, 2006. These Unaudited Consolidated Interim Financial Statements should be read in conjunction with the Company's Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 30, 2006. The Unaudited Consolidated Interim Financial Statements include the assets and operations of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The results for the interim periods presented are not necessarily indicative of the results expected for the full year.

2.    Recently Issued Accounting Pronouncements

        In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 155, "Accounting for Certain Hybrid Instruments," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company has adopted SFAS 155, and such adoption has not had an effect on its consolidated financial statements.

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 effective with the beginning of fiscal 2007, and such adoption has not had a material effect on its consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement establishes a standard definition for fair value and a framework under generally accepted accounting principles for measuring fair value and expands the disclosure requirements surrounding fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, of adopting SFAS No. 157.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115." This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, of adopting SFAS No. 159.

3.    Stock-Based Payment

        In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." This statement established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the prospective transition method. Under that transition method, compensation expense recognized for the thirty-nine weeks ended September 29, 2007 and September 30, 2006 reflects the vested portion of share-based payments granted on or after January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company has elected to recognize compensation expense on a straight-line basis over the vesting period of the respective options. During the thirteen weeks ended September 29, 2007 and September 30, 2006, the Company recorded pre-tax compensation expense of approximately $0.2 million and $0.1 million, respectively, attributable to the vested portion of stock options granted after the adoption date. For the thirty-nine weeks ended September 29, 2007 and September 30, 2006, the corresponding expense was $0.8 million and $0.2 million, respectively.

Management Stock Option Plan

        The Company's Board of Directors adopted the Duane Reade Holdings, Inc. Management Stock Option Plan, referred to in this report as the "Stock Option Plan," which became effective on the date the Acquisition was completed. The Stock Option Plan is administered by the compensation committee of the Board of Directors. Any officer, employee, director or consultant of Duane Reade Holdings or any of its subsidiaries or affiliates is eligible to be designated a participant under the Stock Option Plan. On March 27, 2007, the Company amended the Stock Option Plan so that a maximum of 575,893 shares of its common stock may be granted under the Stock Option Plan.

        Under the Stock Option Plan, the compensation committee of Duane Reade Holdings may grant awards of nonqualified stock options, incentive stock options, or any combination of the foregoing. A stock option granted under the Stock Option Plan will provide a participant with the right to purchase, within a specified period of time, a stated number of shares of the Company's common stock at the price specified in the award agreement. Stock options granted under the Stock Option Plan will be subject to such terms, including the exercise price and the conditions and timing of exercise, not inconsistent with the Stock Option Plan, as may be determined by the compensation committee and specified in the applicable stock option agreement or any amendment to such agreement.

        For the thirty-nine weeks ended September 29, 2007, a total of 171,000 options to acquire shares of the Company's common stock have been granted, including 168,600 options granted to executive officers of the Company on December 31, 2006. The granted options vest over a period of four to five years.

        The weighted-average grant-date fair value of options granted during the thirty-nine weeks ended September 29, 2007 was $5.59. There were no stock options exercised during the first thirty-nine weeks of either 2007 or 2006.

        The Company has adopted Black-Scholes option pricing and other methods of valuation, the results of which were applied to the stock options issued during the thirty-nine weeks ended September 29, 2007. The key assumptions used in this valuation were consistent with those used in 2006.

        As of September 29, 2007, there was $2.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock-based compensation plan. That cost is expected to be recognized on a straight-line basis over a weighted-average period of approximately two years.

        As of September 29, 2007, a total of 127,988 shares of common stock of the Company were reserved for the issuance of additional stock options. The Company expects to satisfy the exercise of stock options utilizing newly-issued shares.

4.    Inventories and Cost of Sales

        At September 29, 2007, inventories, consisting solely of finished goods, would have been lower by $1.4 million if they had been valued on a lower of first-in, first-out ("FIFO") cost or market basis instead of a last-in, first-out ("LIFO") basis. Cost of sales includes all store occupancy-related costs and expenses, consisting of lease and sublease-related income and expenses, other real estate-related income and expenses primarily resulting from the disposition of store leases, store utility costs, warehouse expenses and distribution costs. During the thirteen and thirty-nine weeks ended September 29, 2007, the Company had $1.9 million and $2.5 million of real estate related income compared to $0.2 million and $0.4 million during the thirteen and thirty-nine weeks ended September 30, 2006. The Company reflects promotional allowances from vendors as a reduction of inventory or advertising expense, depending on the nature of the allowance, when such inventory is sold or advertising or promotions have been completed and the related allowances have been earned.

5.    Exit and Disposal Activities

        In connection with the July 30, 2004 acquisition of Duane Reade Inc. and in accordance with the provisions of Emerging Issues Task Force Issue No. 95-3, "Recognition of Liabilities in Connection with Purchase Business Combinations," the Company established a reserve of $17.0 million for costs anticipated to be incurred as a result of the planned closing of 11 of its stores. These costs primarily relate to rent, utilities and other on-going occupancy-related expenses. At September 29, 2007 all of the planned closings had occurred, and the Company has recorded a cumulative net total of $12.0 million of primarily occupancy-related costs against this reserve resulting in the reserve balance of $5.0 million at September 29, 2007. The balance of this reserve is expected to be utilized primarily for rent-related costs in these closed stores.

        In the normal course of its business, the Company closes underperforming locations. In accordance with the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the Company establishes reserves for costs anticipated to be incurred in connection with such closed stores. At September 29, 2007, the balance of this reserve was $3.2 million. The closed store costs are included in Other expenses within the accompanying Consolidated Statements of Operations. See Note 11 for additional details.

6.    Pharmacy and Customer File Acquisitions

        During the thirteen weeks ended September 29, 2007, the Company acquired the pharmacy-related operations, including certain lease-related assets, of a single pharmacy establishment (which is operated as a new store). During fiscal 2006, the Company did not acquire any pharmacy customer files or pharmacy establishments. The table below provides additional details of this acquisition for the thirteen weeks ended September 29, 2007 (dollars in millions).

Thirteen Weeks Ended September 29, 2007
Pharmacy establishments	1

Total acquisitions	1

Purchase price allocation:
Identifiable intangibles	$1.2
Inventory	0.3
Other assets	0.3
Accruals and liabilities	(0.2)

Total	$1.6

        The acquired operations have been included in the consolidated statements of operations from the date of acquisition and did not have a material effect on the reported results of operations of the Company for the periods presented.

        During the thirteen weeks ended September 29, 2007, the Company sold several pharmacy prescription files that resulted in a gain of $1.3 million.

7.    Debt

        Debt is summarized as follows (in thousands):

Description of Instrument	September 29, 2007	December 30, 2006
Current Debt:
Asset-Based Revolving Loan Facility(1)	$153,110	$157,122
Non-Current Debt:
Senior Secured Floating Rate Notes due 2010	$210,000	$210,000
9.75% Senior Subordinated Notes due 2011	195,000	195,000
2.1478% Senior Convertible Notes due 2022	32	32

Total	$405,032	$405,032

Total Debt	$558,142	$562,154

  (1)
  Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt and the Company does not meet the criteria of SFAS No. 6, "Classification of Short Term Obligations Expected to be Refinanced," to reclassify the debt as long-term. However, this is not an indication that this credit facility is expected to be retired within the next year. The Company intends to continue to use this facility for its working capital needs through the date of its maturity in 2011.

Asset-Based Revolving Loan Facility

        On July 22, 2004, in connection with the Acquisition, the asset-based revolving loan facility was amended to increase the borrowing capacity to an aggregate principal amount of $250 million, subject to an adjusted borrowing base calculation based upon specified advance rates against the value of inventory, pharmacy prescription files and accounts receivable. The original maturity date of the amended asset-based revolving loan facility was July 21, 2008. In August 2005, in conjunction with the issuance of $50.0 million aggregate principal amount of senior secured notes due 2010, the Company permanently reduced the maximum availability under the amended asset-based revolving loan facility by $25.0 million to $225.0 million. On July 7, 2006, the Company entered into a further amendment to the amended asset-based revolving loan facility to extend its maturity from July 21, 2008 to July 21, 2011, subject to the requirement that the Company refinance or restructure the $210.0 million aggregate principal amount of the senior secured notes due 2010 and the $195.0 million aggregate principal amount of the 9.75% senior subordinated notes due 2011, in each case, on terms reasonably acceptable to the administrative agent and at least 120 days prior to each's respective scheduled maturity date. The Company fully intends to refinance or restructure the outstanding principal amounts of its senior secured notes and senior subordinated notes within the required timeframe, in accordance with the requirements of the third amendment.

        The amended asset-based revolving loan facility includes a $50 million sub-limit for the issuance of letters of credit. Obligations under the revolving loan facility are collateralized by a first priority interest in inventory, receivables, pharmacy prescription files, deposit accounts and certain other current assets. Under the amended asset-based revolving loan facility, Duane Reade GP is the sole obligor. However, the amended asset-based revolving loan facility is guaranteed on a full and unconditional basis by the Company, Duane Reade Inc. and each of the Company's other domestic subsidiaries other than the obligor.

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

        Revolving loans under the amended asset-based revolving loan facility, at the Company's option, bear interest at either:

  •
  a rate equal to LIBOR (the London Interbank Offered Rate) plus a margin of from 1.00% to 2.00%, determined based on levels of borrowing availability reset each fiscal quarter; or

  •
  a rate equal to the prime rate of Banc of America Retail Group Inc. plus a margin of from 0.00% to 0.50%, determined based on levels of borrowing availability reset each fiscal quarter. Borrowings under the amended asset-based revolving loan facility continue to be primarily LIBOR-based. At September 29, 2007, the amended asset-based revolving loan facility bore interest at a weighted average annual rate of 7.31%.

        At September 29, 2007, there was $153.1 million outstanding under the asset-based revolving loan facility, and approximately $61.2 million of remaining availability, net of $5.7 million reserved for outstanding standby letters of credit. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt, and the Company does not meet the criteria of SFAS No. 6 to reclassify the debt as long-term.

        On September 28, 2007, the asset-based revolving loan facility was amended to exclude from the definition of Capital Expenditures any expenditure made with the proceeds of any equity securities issued or capital contributions received by the Company.

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

        The senior secured notes bear interest at a floating rate of LIBOR plus 4.50%, reset quarterly. Interest on the senior secured notes is payable quarterly on each March 15, June 15, September 15, and December 15. The senior secured notes mature on December 15, 2010. At September 29, 2007, the senior secured notes bore interest at a rate of 10.19%.

        On May 25, 2005, the Company entered into a hedging transaction through the acquisition of a "no cost collar." Under this arrangement, the Company capped its exposure on $130.0 million of LIBOR-based borrowings under the senior secured notes at a maximum LIBOR rate of 5.30%. In addition, the Company established a minimum "floor" LIBOR rate of 3.45% in line with then current LIBOR rates. This hedging arrangement expires on June 16, 2008. The changes in the fair value of the collar agreement are reflected in the Consolidated Statements of Comprehensive Loss included within the financial statements. At September 29, 2007, the LIBOR rate in effect for the senior secured notes was 5.69%, which exceeded the maximum rate under the "no cost collar." As a result, the protection afforded by the "no cost collar" reduced the overall effective interest rate on the senior secured notes to 9.95%.

        The Company guarantees the senior secured notes on a full and unconditional, senior secured basis. Duane Reade Inc. and Duane Reade GP are co-obligors under the senior secured notes. The senior secured notes rank equally in right of payment with any of the Company's, Duane Reade Inc.'s or Duane Reade GP's unsubordinated indebtedness and senior in right of payment to any of the Company's, Duane Reade Inc.'s or Duane Reade GP's subordinated or senior subordinated indebtedness. All obligations under the senior secured notes are guaranteed on a senior basis by each of the Company's existing subsidiaries, other than Duane Reade Inc. and Duane Reade GP, and will be guaranteed by future subsidiaries of Duane Reade Inc. and Duane Reade GP except certain foreign and certain domestic subsidiaries. The senior secured notes and the guarantees are collateralized by a first priority interest in substantially all of Duane Reade Inc. and Duane Reade GP's assets other than those assets in which the lenders under the amended asset-based revolving loan facility have a first priority interest. The senior secured notes and the guarantees are also collateralized by a second priority interest in all collateral pledged on a first priority basis to lenders under the amended asset-based revolving loan facility.

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

        At September 29, 2007, the weighted average combined interest rate in effect on all variable rate debt outstanding, including the benefit afforded by the "no cost collar," was 8.84%.

        Senior Subordinated Notes due 2011.    On July 30, 2004, upon completion of the Acquisition, Duane Reade Inc. and Duane Reade GP co-issued $195.0 million of 9.75% senior subordinated notes due

2011. The senior subordinated notes mature on August 1, 2011 and bear interest at 9.75% per annum payable in semi-annual installments on February 1 and August 1. The senior subordinated notes are uncollateralized obligations and subordinated in right of payment to all of the Company's, Duane Reade Inc.'s and Duane Reade GP's existing and future unsubordinated indebtedness, including borrowings under the amended asset-based revolving loan facility and the senior secured notes. The senior subordinated notes will rank equally with any future senior subordinated indebtedness and senior to any future subordinated indebtedness. The senior subordinated notes are guaranteed on an uncollateralized, senior subordinated basis by the Company and all of Duane Reade Inc.'s existing direct and indirect domestic subsidiaries other than Duane Reade GP, which is a co-obligor under the senior subordinated notes. Upon the occurrence of specified change of control events, the Company will be required to make an offer to repurchase all of the senior subordinated notes at 101% of the outstanding principal amount of the senior subordinated notes plus accrued and unpaid interest to the date of repurchase. The indenture governing the senior subordinated notes contains certain affirmative and negative covenants that limit the ability of Duane Reade Inc., Duane Reade GP and their restricted subsidiaries to incur additional indebtedness, pay dividends, make repayments on indebtedness that is subordinated to the senior subordinated notes and to make certain other restricted payments, incur certain liens, use proceeds from sales of assets, enter into business combination transactions (including mergers, consolidations and asset sales), enter into transactions with affiliates and permit restrictions on the payment of dividends by restricted subsidiaries. The indenture governing the senior subordinated notes contains customary events of default, which, if triggered, may result in the acceleration of the indebtedness outstanding under the indenture. There are no credit ratings related triggers in the indenture governing the senior subordinated notes that would impact the cost of borrowing, annual amortization of principal or related indebtedness maturity. The indenture governing the senior subordinated notes does not contain financial maintenance covenants.

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

        The Company evaluates the likelihood of recognizing the benefit of deferred tax assets, a majority of which result from the incurrence of net operating losses. This evaluation includes a review of the individual deferred tax components and a corresponding analysis of the anticipated time period during which the "book versus tax" differences giving rise to the specific assets and liabilities would reverse. Based on this evaluation, if the Company believes it is more likely than not that the benefits will not be realized within the period in which the deferred tax assets are deductible, an appropriate valuation allowance would be recorded.

        At December 30, 2006, as a consequence of the significant losses incurred in the 2005 and 2006 fiscal years, as well as the projected future years' taxable losses, the Company recorded a cumulative valuation allowance of $68.5 million. This amount represented the Company's year-end net deferred tax asset value excluding $27.2 million of deferred tax liabilities resulting from items that are not amortized for financial statement purposes and are therefore not expected to reverse within the loss carryforward expiration period. These items include post-2004 goodwill of $6.2 million and the deferred tax liability of $21.0 million associated with the tradename.

        During the thirteen and thirty-nine weeks ended September 29, 2007, the Company incurred additional pre-tax losses of $21.9 million and $70.6 million, respectively, and recorded incremental valuation allowances of $9.3 million and $36.5 million, respectively. At September 29, 2007, the Company had approximately $158.8 million of gross deferred tax assets, approximately $83.0 million of gross deferred tax liabilities and recorded a cumulative valuation allowance of $104.9 million. The tax expense reported during the thirteen and thirty-nine weeks ended September 29, 2007 and September 30, 2006 primarily results from the deferred tax liabilities generated by non-amortizable goodwill.

        Duane Reade Inc. is presently undergoing an examination of its New York State Franchise Tax filings for the 2001 through 2003 tax years. Adjustments proposed by New York state have been previously accrued and, in management's opinion, are not considered material to the Company's consolidated financial statements.

        The Company reflects interest charges incurred in connection with audit settlements as interest expense; however, if any tax-related penalties were to be incurred, such amounts would be recorded as a component of the income tax provision.

9.    Commitments and Contingencies

        In connection with the assignment of certain store leases to third parties, the Company continues to guarantee lease obligations for six former stores. The respective purchasers have assumed the Company's obligations under these leases and are primarily liable for these obligations. Although the

Company believes it to be unlikely, assuming that each respective purchaser became insolvent, management estimates that the Company could settle these obligations for amounts substantially less than the aggregate obligation of $24.5 million as of September 29, 2007. The obligations are for varying terms dependent upon the respective lease, the longest of which lasts through May 31, 2022.

        The Company is party to legal actions arising in the ordinary course of business. Based on information presently available to the Company, it believes that the ultimate outcome of these actions will not have a material, adverse effect on its financial position, results of operations or cash flows. In addition, the Company is a party to the following legal actions and matters:

        During 2002, the Company initiated a legal action against its former property insurance carrier, in an attempt to recover what it believes to be a fair and reasonable settlement for the business interruption portion of its claim originating from the September 11, 2001 World Trade Center terrorist attack, during which its single highest volume and most profitable store was completely destroyed. After a lengthy litigation and appraisal process, an appraisal panel awarded the Company approximately $5.6 million (in addition to the $9.9 million that was paid by the insurer to the Company in 2002). As a result of the insurer's refusal to pay this amount and also as a result of the Second Circuit Court of Appeals interpretation of the Company's insurance policy, in January 2007, the Company commenced another action in the U.S. District Court for the Southern District to recover both the appraisal panel's award and additional amounts under the policy. During the third quarter of 2007, the U.S. District Court rendered a decision reducing the $5.6 million award to approximately $0.8 million, plus interest, and also granted the insurance carrier's appeal to dismiss the Company's remaining claims. The Company is planning to appeal this decision. However, due to the inherent uncertainty of litigation, there can be no assurance that this appeal will be successful.

        The Company has not recognized any income related to this matter other than $9.4 million of the original $9.9 million paid by the insurer in 2002. It should be noted that in the event a successful appeal of this matter results in any additional payment to the Company related to this claim, such payment may also result in the incurrence of additional expenses that are contingent upon the amount of such insurance claim settlement. These expenses, if incurred, are not expected to exceed $6.0 million and would in any event be substantially less that any amount of additional recovery that might occur under this claim.

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

        In January 2005, the Equal Employment Opportunity Commission filed an action against the Company in the U.S. District Court for the Southern District of New York alleging, among other things, that the Company created a hostile work environment for three female store employees, and potentially a class of such female employees. The Company believes that it has reached a settlement of this litigation and has reserved for the estimated settlement within its financial statements at September 29, 2007. The settlement will not have a material impact on the Company or its operating results.

        In November 2006, the Attorney General of the State of New Jersey filed an action against the Company alleging that the Company violated certain state regulations including regulations relating to the presence of expired products on its shelves and certain pricing regulations. This matter was settled with the office of the Attorney General of the State of New Jersey in September 2007, and the settlement will not have a material impact on the Company or its operating results.

Proceedings Relating to the Former Chairman and Chief Executive Officer

        On September 1, 2006, Anthony J. Cuti, the Company's former Chairman, President and Chief Executive Officer, initiated an arbitration before the American Arbitration Association against Duane Reade Inc., Duane Reade Holdings, Inc. and Duane Reade Shareholders, LLC, which are referred to as the "respondents." The arbitration relates to his termination in November 2005. Mr. Cuti asserts various claims including, with respect to his employment agreement, breach of contract relating to the notice of termination provision, failure to make certain payments toward his 1998 corporate-owned life insurance policy, relief from the non-competition and non-solicitation covenants, failure to provide adequate information relating to the valuation of his profits interest and breach of the covenant of good faith and fair dealing. Other claims relate to the patent rights for the Company's virtual pharmacy kiosk system and payment of an alleged deferred 2001 bonus based on any insurance recovery the Company may obtain on its business interruption claim in connection with the 2001 World Trade Center tragedy. On March 16, 2007, Mr. Cuti sought leave to file an amended demand asserting additional allegations in support of his claim for breach of contract for failure to comply with the notice of termination provision in his employment agreement, and a claim for defamation. On May 17, 2007, the arbitrator issued an order granting leave to file Mr. Cuti's amended demand. Mr. Cuti seeks monetary damages, declaratory relief, rescission of his employment agreement and the payment of his legal costs and fees associated with his termination and the arbitration.

        On November 22, 2006, the respondents filed counterclaims and affirmative defenses against Mr. Cuti in the arbitration, alleging that between 2000 and 2005, Mr. Cuti was responsible for improper practices involving invoice credits and rebillings for the construction of the Company's stores, that led to overstating the Company's publicly reported earnings, and that caused the Company to create and maintain inaccurate records and publish financial statements containing misstatements. These counterclaims were based on information uncovered as of that date by an investigation conducted by independent legal counsel and forensic accountants at the direction of the Audit Committee.

        In a press release dated April 2, 2007, the Company disclosed that, based on new information provided to the Company, the Audit Committee, with the assistance of independent counsel and forensic accountants, was conducting a review and investigation concerning the propriety of certain real estate transactions and related matters and whether the accounting for such transactions was proper. On April 9, 2007, the respondents sought leave to file proposed amended counterclaims based on that new information. On May 17, 2007, the arbitrator issued an order granting leave to file the amended counterclaims. The amended counterclaims seek rescission of employment agreements entered into between the Company and Mr. Cuti, return of all compensation paid under the employment agreements, other compensatory and punitive damages, and legal costs and fees associated with the Audit Committee's investigation and the arbitration.

        On May 18, 2007, the independent counsel and the forensic accountants completed their review and investigation. The independent counsel concluded that Mr. Cuti orchestrated certain real estate and other transactions that led to overstating the Company's publicly reported earnings, and that caused the Company to create and maintain inaccurate records and publish financial statements containing misstatements. On May 22, 2007, the Audit Committee determined, after considering the results of the review and investigation, that certain of the Company's previously-issued financial statements would have to be restated. The restatements and the results of the investigation are discussed more fully in Note 2 to the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 30, 2006.

        On May 22, 2007, the Company received a grand jury subpoena from the United States Attorney's Office for the Southern District of New York seeking documents relating to the allegations in the amended counterclaims discussed above. The Company is cooperating fully with the investigation. The SEC has also requested that the Company provide it with information related to this matter.

        On May 25, 2007, the United States Attorney's Office for the Southern District of New York filed an application requesting that the arbitrator stay further proceedings in the arbitration, including discovery, pending further developments in its criminal investigation of Mr. Cuti. On July 11, 2007, the arbitrator granted a stay of the arbitration through October 23, 2007 with respect to all matters other than a motion to dismiss the above-mentioned patent claim (if the parties wish to proceed) and advancement of certain fees pursuant to a prior order. The stay of the arbitration has been further extended to December 14, 2007.

Litigation Relating to the Acquisition

        The Company is aware of six purported class action complaints challenging the Acquisition consummated by Duane Reade Inc. and Duane Reade Acquisition that have been filed in the Court of Chancery of the State of Delaware, referred to as the "Delaware Complaints," and three purported class action complaints that have been filed in the Supreme Court of the State of New York. Two of the New York complaints have been dismissed without prejudice. The other New York complaint (the "New York Complaint") is pending, but has not been served on the Company. The Delaware Complaints name the former Chairman and CEO and certain other members of the Company's board of directors and executive officers as well as Duane Reade GP as defendants. Four of the Delaware Complaints name Oak Hill as a defendant. The New York Complaint names the former Chairman and

CEO and certain other members of the Company's board of directors and executive officers as well as Duane Reade GP as defendants. One of the dismissed New York complaints named Oak Hill as a defendant.

        The Delaware Complaints were consolidated on January 28, 2004, and on April 8, 2004, the plaintiffs in the Delaware actions filed a consolidated class action complaint. In October 2007, the Delaware Court dismissed all of the Delaware Complaints with one exception. The Company expects the remaining complaint to be dismissed in the near future.

10.    Issuance of Preferred Stock and Common Stock Warrants in Connection with the Acquisition of Gristedes Store Leases

        On February 20, 2007, the Company announced it had entered into an agreement to acquire up to eight leases from the Gristedes supermarket chain for certain locations in the borough of Manhattan, New York City. The acquisition of the leases is subject to the satisfaction of certain conditions, including landlord consents. As of September 29, 2007, the Company had completed the lease acquisition on three of these locations, two of which opened as new stores in the third quarter. The Company completed the lease acquisition on a fourth location in October 2007, and it anticipates completing the lease acquisition on two additional locations during the fourth quarter with the balance of the lease acquisitions expected to be completed in 2008. We currently plan to open a total of three to four Gristedes locations in 2007.

        On March 27, 2007, certain affiliates of Oak Hill Capital Partners L.P. made an equity commitment of $39.4 million in the form of preferred stock and warrants to acquire approximately 11% (on a fully diluted basis) of the Company's common stock at an exercise price of $75.00 per share. The proceeds from this capital infusion are to be used, in part, to acquire up to eight store leases from the Gristedes supermarket chain. Any funds raised through this commitment in excess of funds needed for the acquisition will be used to fund the Company's normal capital spending, fund new store openings or reduce the Company's outstanding debt. The first portion of this equity commitment of $13.0 million was funded on March 27, 2007. The balance of the $39.4 million commitment, in which certain members of senior management have also elected to participate, was funded on June 28, 2007. The preferred stock has a 12 year maturity date from the issuance date and provides for an annual cash dividend of 10% payable quarterly (currently prohibited by the restrictions in the Company's indentures and revolving credit agreement), subject to being declared by the Board of Directors, which dividend will cumulate on a quarterly basis to the extent not paid quarterly. Each of the 525,334 shares of Series A preferred stock is immediately redeemable without penalty, at the Company's option prior to the maturity date, at a liquidation preference of $75.00 per share plus any accrued but unpaid dividends as of the redemption date. The Company has the right, at its option, as of immediately prior to an initial public offering (IPO), to require holders of the preferred stock to convert all (but not less than all) of such shares into a number of shares of the Company's common stock equal to the liquidation preference for such shares of preferred stock, divided by the price per share of the Company's common stock set forth in the final prospectus to be used in connection with the IPO.

        In accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," the Company has recorded the portion of the proceeds that are attributable to the preferred stock ($30.7 million) as a liability because of the mandatory redemption feature. Such liability is included in "Other non-current liabilities" on the Consolidated

Balance Sheet. The remaining amount of $8.4 million (net of $0.3 million of expenses) was ascribed to the warrants, based on a relative fair value basis, and is recorded within additional paid-in capital.

        At September 29, 2007, 600,000 shares of the Company's preferred stock ($0.01 par value) were authorized to be issued, of which 525,334 shares were outstanding, as compared to 50,000 shares authorized at December 30, 2006, none of which were outstanding.

11.    Other Expenses

        The table below provides details of the Other expenses for the thirteen and thirty-nine weeks ended September 29, 2007 and September 30, 2006 (dollars in thousands).

	13 Weeks Ended September 29, 2007	13 Weeks Ended September 30, 2006	39 Weeks Ended September 29, 2007	39 Weeks Ended September 30, 2006
Closed store costs	$2,729	$—	$5,078	$—
Oak Hill management fee	313	313	938	938
Accounting investigations	—	—	2,183	—
Former CEO matters	1,033	—	4,840	370
Other	36	(165)	313	475

Total Other Expenses	$4,111	$148	$13,352	$1,783

        In the normal course of its business, the Company closes underperforming locations. In accordance with the provisions of SFAS No. 146, the Company establishes reserves for closed store costs anticipated to be incurred in connection with such closings. See Note 9 for a discussion of the costs relating to accounting investigations and the proceedings relating to the former Chairman and CEO.

12.    Condensed Consolidating Financial Information of Subsidiary Guarantors and Co-Obligors

        The senior subordinated notes and the senior secured notes were co-issued by Duane Reade Inc. and Duane Reade GP, each of whom is considered a "co-obligor." The Company and each of its other subsidiaries, composed of DRI I Inc., Duane Reade International, Inc. and Duane Reade Realty, Inc., are guarantors of such notes. The guarantee of the Company and of each subsidiary guarantor is full and unconditional and joint and several.

        The following condensed consolidating financial information for the Company presents the financial information of Duane Reade Holdings, Inc., the co-obligors and the subsidiary guarantors, prepared on the equity basis of accounting. Such presentation is based on the Company's understanding and interpretation of Rule 3-10 under the Securities and Exchange Commission's Regulation S-X. Income tax expense (benefit) and deferred income taxes have been allocated to individual entities according to the Company's income tax allocation methodology. Certain of the prior year information has been adjusted to conform its presentation with the current year. There is no limitation on dividends or distributions between the parent and its subsidiaries. The financial information may not necessarily be indicative of results of operations or financial position had the subsidiary guarantors operated as independent entities.

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Operations (Unaudited)

For the 13 weeks ended September 29, 2007

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$—	$—	$408,828	$9,810	$(9,810)	$408,828
Cost of sales	—	—	322,929	—	—	322,929

Gross profit	—	—	85,899	9,810	(9,810)	85,899
Selling, general & administrative expenses	—	—	87,920	110	(16,903)	71,127
Depreciation and amortization	—	—	18,007	—	—	18,007
Store pre-opening expense	—	—	200	—	—	200
Gain on sale of pharmacy files	—	—	(1,337)	—	—	(1,337)
Other expense	—	—	4,111	—	—	4,111

Operating (loss) income	—	—	(23,002)	9,700	7,093	(6,209)
Equity earnings in affiliates	22,052	22,052	—	389	(44,493)	—
Interest expense (income), net	—	—	15,731	(7,093)	7,093	15,731

Income (loss) before income taxes	(22,052)	(22,052)	(38,733)	16,404	44,493	(21,940)
Income taxes (benefit)	—	—	198	(86)	—	112

Net income (loss)	$(22,052)	$(22,052)	$(38,931)	$16,490	$44,493	$(22,052)

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Operations (Unaudited)

For the 13 weeks ended September 30, 2006

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$—	$—	$385,655	$9,247	$(9,247)	$385,655
Cost of sales	—	—	305,016	—	—	305,016

Gross profit	—	—	80,639	9,247	(9,247)	80,639
Selling, general & administrative expenses	—	—	81,934	136	(14,993)	67,077
Depreciation and amortization	—	—	16,903	—	—	16,903
Store pre-opening expense	—	—	153	—	—	153
Other expense	—	—	148	—	—	148

Operating (loss) income	—	—	(18,499)	9,111	5,746	(3,642)
Equity earnings in affiliates	19,692	19,692	—	351	(39,735)	—
Interest expense (income), net	—	—	14,356	(5,746)	5,746	14,356

Income (loss) before income taxes	(19,692)	(19,692)	(32,855)	14,506	39,735	(17,998)
Income taxes (benefit)	—	—	1,308	(574)	—	734

Net income (loss)	$(19,692)	$(19,692)	$(34,163)	$15,080	$39,735	$(18,732)

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Operations (Unaudited)

For the 39 weeks ended September 29, 2007

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$—	$—	$1,255,146	$30,216	$(30,216)	$1,255,146
Cost of sales	—	—	996,910	—	—	996,910

Gross profit	—	—	258,236	30,216	(30,216)	258,236
Selling, general & administrative expenses	—	—	267,302	337	(50,443)	217,196
Depreciation and amortization	—	—	54,460	—	—	54,460
Store pre-opening expense	—	—	350	—	—	350
Gain on sale of pharmacy files	—	—	(1,337)	—	—	(1,337)
Other expense	—	—	13,352	—	—	13,352

Operating (loss) income	—	—	(75,891)	29,879	20,227	(25,785)
Equity earnings in affiliates	72,723	72,723	—	1,243	(146,689)	—
Interest expense (income), net	—	—	44,810	(20,227)	20,227	44,810

Income (loss) before income taxes	(72,723)	(72,723)	(120,701)	48,863	146,689	(70,595)
Income taxes (benefit)	—	—	3,638	(1,510)	—	2,128

Net income (loss)	$(72,723)	$(72,723)	$(124,339)	$50,373	$146,689	$(72,723)

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Operations (Unaudited)

For the 39 weeks ended September 30, 2006

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$—	$—	$1,170,313	$28,386	$(28,386)	$1,170,313
Cost of sales	—	—	933,114	—	—	933,114

Gross profit	—	—	237,199	28,386	(28,386)	237,199
Selling, general & administrative expenses	—	—	248,222	272	(43,805)	204,689
Labor contingency	—	—	(18,004)	—	—	(18,004)
Depreciation and amortization	—	—	54,209	—	—	54,209
Store pre-opening expense	—	—	305	—	—	305
Other expense	—	—	1,783	—	—	1,783

Operating (loss) income	—	—	(49,316)	28,114	15,419	(5,783)
Equity earnings in affiliates	50,633	50,633	—	956	(102,222)	—
Interest expense (income), net	—	—	42,229	(15,419)	15,419	42,229

Income (loss) before income taxes	(50,633)	(50,633)	(91,545)	42,577	102,222	(48,012)
Income taxes (benefit)	—	—	3,138	(1,477)	—	1,661

Net income (loss)	$(50,633)	$(50,633)	$(94,683)	$44,054	$102,222	$(49,673)

DUANE READE HOLDINGS, INC.

Condensed Consolidating Balance Sheet (Unaudited)

As of September 29, 2007

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Assets
Current assets
Cash	$—	$—	$1,320	$39	$—	$1,359
Receivables	—	—	53,534	—	—	53,534
Due from affiliates	—	78,811	106,765	(238)	(185,338)	—
Inventories	—	—	220,113	—	—	220,113
Deferred income taxes	—	1,140	5,049	(6,189)	—	—
Prepaid expenses and other assets	—	—	14,173	—	—	14,173

Total current assets	—	79,951	400,954	(6,388)	(185,338)	289,179
Investment in affiliates	(31,366)	(31,366)	—	(2,331)	65,063	—
Property and equipment	—	—	196,824	—	—	196,824
Goodwill, net	—	—	70,384	—	—	70,384
Deferred income taxes	—	1,645	9,032	(10,677)	—	—
Other assets	—	—	154,246	395,557	(349,325)	200,478

Total assets	$(31,366)	$50,230	$831,440	$376,161	$(469,600)	$756,865

Liabilities and Stockholder's Equity (Deficit)
Current liabilities
Accounts payable	$—	$—	$79,409	$—	$—	$79,409
Due to affiliates	—	—	—	185,336	(185,336)	—
Accrued interest	—	—	4,501	—	—	4,501
Accrued expenses	—	101	38,625	—	—	38,726
Deferred income taxes	—	574	—	—	—	574
Current portion of debt	—	—	153,110	—	—	153,110
Current portion of capital lease obligation	—	—	3,343	—	—	3,343

Total current liabilities	—	675	278,988	185,336	(185,336)	279,663
Long term debt	—	—	754,357	—	(349,325)	405,032
Capital lease obligation, less current portion	—	—	4,593	—	—	4,593
Deferred income taxes	—	78,467	(79,125)	29,226	—	28,568
Other non-current liabilities	31,113	33,567	94,978	—	(62,226)	97,432

Total liabilities	31,113	112,709	1,053,791	214,562	(596,887)	815,288
Stockholder's equity (deficit)
Common stock	26	—	26	—	(26)	26
Paid-in-capital	247,509	247,535	251,424	2,395	(497,439)	251,424
Accumulated other comprehensive income	—	—	139	—	—	139
Retained earnings (deficit)	(310,014)	(310,014)	(473,940)	159,204	624,752	(310,012)

Total stockholder's equity (deficit)	(62,479)	(62,479)	(222,351)	161,599	127,287	(58,423)

Total liabilities and stockholder's equity (deficit)	$(31,366)	$50,230	$831,440	$376,161	$(469,600)	$756,865

DUANE READE HOLDINGS, INC.

Condensed Consolidating Balance Sheet (Unaudited)

As of December 30, 2006

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Assets
Current assets
Cash	$—	$—	$1,370	$25	$—	$1,395
Receivables	—	—	57,181	—	—	57,181
Due from affiliates	—	72,259	112,934	145	(185,338)	—
Inventories	—	—	218,924	—	—	218,924
Deferred income taxes	—	3,552	5,066	(6,189)	—	2,429
Prepaid expenses and other assets	—	—	25,659	—	—	25,659

Total current assets	—	75,811	421,134	(6,019)	(185,338)	305,588
Investment in affiliates	2,209	2,209	—	(1,101)	(3,317)	—
Property and equipment	—	—	208,148	—	—	208,148
Goodwill, net	—	—	70,384	—	—	70,384
Deferred income taxes	—	1,645	9,032	(10,677)	—	—
Other assets	—	—	168,229	345,082	(298,850)	214,461

Total assets	$2,209	$79,665	$876,927	$327,285	$(487,505)	$798,581

Liabilities and Stockholder's Equity (Deficit)
Current liabilities
Accounts payable	$—	$—	$83,410	$—	$—	$83,410
Due to affiliates	—	—	—	185,336	(185,336)	—
Accrued interest	—	—	9,299	—	—	9,299
Accrued expenses	—	132	46,248	—	—	46,380
Current portion of debt	—	—	157,122	—	—	157,122
Current portion of capital lease obligation	—	—	3,173	—	—	3,173

Total current liabilities	—	132	299,252	185,336	(185,336)	299,384
Long term debt	—	—	703,882	—	(298,850)	405,032
Capital lease obligation, less current portion	—	—	7,137	—	—	7,137
Deferred income taxes	—	74,871	(75,986)	30,736	—	29,621
Other non-current liabilities	—	2,453	52,217	—	—	54,670

Total liabilities	—	77,456	986,502	216,072	(484,186)	795,844
Stockholder's equity (deficit)
Common stock	26	—	—	—	—	26
Paid-in-capital	239,472	239,498	239,833	2,395	(481,391)	239,807
Accumulated other comprehensive income	—	—	193	—	—	193
Retained earnings (deficit)	(237,289)	(237,289)	(349,601)	108,818	478,072	(237,289)

Total stockholder's equity (deficit)	2,209	2,209	(109,575)	111,213	(3,319)	2,737

Total liabilities and stockholder's equity (deficit)	$2,209	$79,665	$876,927	$327,285	$(487,505)	$798,581

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the 39 weeks ended September 29, 2007

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Cash flows used in operating activities:
Net (loss) income	$(72,723)	$(72,723)	$(124,339)	$50,373	$146,689	$(72,723)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	57,200	—	—	57,200
Deferred income taxes	—	(178)	3,638	(1,510)	—	1,950
Non-cash rent expense	—	—	8,993	—	—	8,993
Other	—	—	(321)	—	—	(321)
Equity in income of subsidiaries	72,723	72,723	—	1,243	(146,689)	—
Changes in operating assets and liabilities:
Receivables	—	209	3,055	383	—	3,647
Inventories	—	—	(1,189)	—	—	(1,189)
Accounts payable	—	—	(4,001)	—	—	(4,001)
Prepaid and accrued expenses	—	(31)	(935)	—	—	(966)
Other assets and liabilities, net	—	—	54,018	(50,475)	—	3,543

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	—	—	(3,881)	14	—	(3,867)

Cash flows used in investing activities:
Capital expenditures	—	—	(20,058)	—	—	(20,058)
Lease acquisition and other costs	—	—	(14,547)	—	—	(14,547)
Proceeds from sale of property and other assets	—	—	3,335	—	—	3,335

NET CASH USED IN INVESTING ACTIVITIES	—	—	(31,270)	—	—	(31,270)

Cash flows from financing activities:
Issuance of preferred stock	—	—	39,150	—	—	39,150
Capital contribution	—	—	2,342	—	—	2,342
Borrowings from revolving credit facility	—	—	1,490,788	—	—	1,490,788
Repayments of revolving credit facility	—	—	(1,494,800)	—	—	(1,494,800)
Repayments of capital lease obligations	—	—	(2,374)	—	—	(2,374)
Deferred financing costs	—	—	(5)	—	—	(5)

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	35,101	—	—	35,101

Net change in cash	—	—	(50)	14	—	(36)
Cash at beginning of period	—	—	1,370	25	—	1,395

Cash at end of period	$—	$—	$1,320	$39	$—	$1,359

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the 39 weeks ended

September 30, 2006 (in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Cash flows from operating activities:
Net income (loss)	$(50,633)	$(50,633)	$(94,683)	$44,054	$102,222	$(49,673)
Adjustments to reconcile net income (loss) to net cash (used in) / provided by operating activities:
Depreciation and amortization	—	—	57,245	—	—	57,245
Deferred tax provision	—	(252)	3,138	(1,477)	—	1,409
Deferred rent expense	—	—	7,681	—	—	7,681
Other	—	—	211	—	—	211
Equity in income of subsidiaries	50,633	50,633	—	956	(102,222)	—
Changes in operating assets and liabilities:
Receivables	—	158	4,105	884	—	5,147
Inventories	—	—	4,885	—	—	4,885
Accounts payable	—	—	12,858	—	—	12,858
Prepaid and accrued expenses	—	94	(19,537)	—	—	(19,443)
Other assets and liabilities, net	—	—	18,815	(44,425)	—	(25,610)

NET CASH USED IN OPERATING ACTIVITIES	—	—	(5,282)	(8)	—	(5,290)

Cash flows used in investing activities:
Capital expenditures	—	—	(18,152)	—	—	(18,152)
Lease acquisition and other costs	—	—	(5,226)	—	—	(5,226)
Proceeds from sale of property	—	—	2,500	—	—	2,500

NET CASH USED IN INVESTING ACTIVITIES	—	—	(20,878)	—	—	(20,878)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	—	1,383,370	—	—	1,383,370
Repayments of revolving credit facility	—	—	(1,354,145)	—	—	(1,354,145)
Deferred financing costs	—	—	(704)	—	—	(704)
Repayments of capital lease obligations	—	—	(2,349)	—	—	(2,349)

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	26,172	—	—	26,172

Net (decrease) increase in cash	—	—	12	(8)	—	4
Cash at beginning of period	—	—	1,338	24	—	1,362

Cash at end of period	$—	$—	$1,350	$16	$—	$1,366

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion regarding our financial condition and results of operations for the 13 and 39 weeks ended September 29, 2007 and the 13 and 39 weeks ended September 30, 2006 should be read in conjunction with the more detailed financial information contained in our consolidated financial statements and their notes as well as the Special Note Regarding Forward-Looking Statements that are contained elsewhere in this report.

General

        Our business consists of the sale of a wide variety of health and beauty care products, convenience oriented food, general merchandise and other products and a pharmacy operation managed to supply customers with their prescription needs. We refer to the non-prescription portion of our business as front-end sales because most of these sales are processed through the front check-out sections of our stores. This portion of our business consists of brand name and private label health and beauty care items, food and beverages, tobacco products, cosmetics, housewares, greeting cards, photofinishing services, photo supplies and seasonal and general merchandise. Health and beauty care products, including over-the-counter items, represent our highest volume categories within front-end sales. The front-end portion of our business represented 54.0% and 53.7% of our sales in the thirteen and thirty-nine weeks ended September 29, 2007, as compared to 52.9% and 53.5% in the corresponding periods last year. Gross margins generated by our front-end business are approximately twice that of our pharmacy or back-end business.

        Because of our numerous convenient locations in high-traffic commercial and residential areas and the lack of other convenience-oriented retailers in our core market areas, our front-end business is generally a larger proportion of our total sales than for other major conventional drugstore chains, whose front-end sales average between 30% and 40% of total sales. Our pharmacy sales include all items we sell by prescriptions filled at our retail locations or by our central fill/mail order facility and delivered to our stores or mailed directly to our customers. In addition, we include in our pharmacy sales certain resales of retail pharmaceutical inventory that are required to be reported on a gross basis in accordance with Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal vs. Net as an Agent." Same-store pharmacy sales do not include such resale activity. The pharmacy portion of our business is dominated by and dependent upon a number of third party private and government- sponsored plans that contract with us as an authorized provider of prescriptions. In each of the past four years, New York State has enacted rules related to Medicaid which have reduced reimbursement rates and therefore our pharmacy margin. New York again changed its rules effective July 1, 2007, further reducing reimbursement rates. We estimate that these most recent changes will reduce our annual pharmacy margin by approximately $1.9 million. Sales processed through third party prescription plans represented approximately 92.9% and 93.0% of our prescription sales in the thirteen and thirty-nine weeks ended September 29, 2007 and approximately 92.9% and 92.8% of our prescription sales in the thirteen and thirty-nine weeks ended September 30, 2006.

        During 2003, President Bush signed the Medicare Modernization Act, which created a new Medicare Part D benefit that expanded Medicare coverage of prescription drugs for senior citizens as well as for certain "dual eligible" individuals that were previously covered under state administered Medicaid plans. This new Medicare coverage took effect in January 2006 and has resulted in decreased pharmacy margins resulting from lower reimbursement rates than our current margins on state Medicaid prescriptions as well as prescriptions that are not subject to third party reimbursement. This new Medicare Part D program grew rapidly during 2006 and 2007 as more seniors reached age 65 and became eligible for this coverage. While the program has had an adverse impact on our pharmacy margins, based on our experience, we expect, over time, that increased utilization of prescription drugs by senior citizens participating in the new programs who previously were cash paying customers will partially offset the effect of lower margins on our revenues, although we are not certain this will be the case. Prior to January 1, 2006, state Medicaid programs that provided prescription benefits to low income households and individuals historically represented approximately 25% of our retail pharmacy sales. At September 29, 2007, as a result of dual eligible individuals being automatically enrolled into the Medicare Part D program as well as new enrollees becoming eligible by virtue of their having reached 65 years of age, state Medicaid plans had declined to approximately 14.0% of our pharmacy sales while the new Medicare Part D plan represented approximately 12.9% of our pharmacy sales.

        Recently published federal reimbursement protocols governing Medicaid have adopted AMP (Average Manufacturer Price) in place of current reimbursement requirements based on average wholesale price. This proposed change in reimbursement rates will result in significantly lower gross margins for primarily generic prescriptions provided by retail pharmacies under the various state Medicaid programs. If implemented, these changes will become effective at the end of January 2008. There currently is proposed legislation pending in Congress that would delay implementation or modify the proposed reimbursement requirements in a manner more favorable to retail pharmacies. While there is substantial support for this legislation in Congress, there can be no assurance that such legislation will ultimately be enacted. On November 7, 2007, the National Association of Chain Drug Stores and the National Community Pharmacists Association filed a lawsuit in Federal Court challenging the AMP reimbursement rules. Due to the uncertainties of litigation, there can be no assurances that this lawsuit will be successful. In addition, various states are considering increases in state managed dispensing fees for Medicaid that have the potential of reducing the adverse impact of this new AMP pricing. There is also no such assurance that dispensing fees will be increased in the states of New York or New Jersey where we operate all of our stores.

        In an effort to offset some of the adverse pharmacy gross margin impacts from the trends discussed above, there has been an intensified effort on the part of retailers to support increased utilization of generic prescriptions in place of branded medications. Generic prescriptions generally have lower retail sales prices but are more profitable for the pharmacy than branded prescriptions. Improved generic utilization rates as well as a combination of direct purchases and contractual wholesaler purchases enabled us to achieve improved gross margins on pharmacy retail sales during 2005 and 2006. For the thirteen and thirty-nine weeks ended September 29, 2007, despite the continued favorable impact of higher generic dispensing rates, our gross margins on pharmacy retail sales declined in comparison to the corresponding periods of 2006. The declines were primarily attributable to the impact of reduced Medicaid reimbursements and the increased proportion of lower margin Medicare Part D sales as well as some significant retail price decreases on certain high volume multi-sourced generic drugs.

        Our Performance Script Network has begun to build a business providing pharmacy benefit administration and mail-order pharmacy services to New York-based employers and unions. While it is in the early stages of development, we believe this business represents an opportunity to further increase our pharmacy sales growth. At September 29, 2007, we had approximately 93,000 lives managed in our Performance Script Network.

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

        Our primary assets are our ownership of 100% of the outstanding capital stock of Duane Reade Inc., which in turn owns 99% of the outstanding partnership interest of Duane Reade GP and all of the outstanding common stock of DRI I Inc. DRI I Inc. owns the remaining 1% partnership interest in Duane Reade GP. Substantially all of our operations are conducted through Duane Reade GP. In August 1999, we established two new subsidiaries, Duane Reade International, Inc. and Duane Reade Realty, Inc. Duane Reade GP distributed to Duane Reade Inc. and DRI I Inc. all rights, title, and interest in all its trademarks, trade names and all other intellectual property rights. In turn, Duane Reade Inc. and DRI I Inc. made a capital contribution of these intellectual property rights to Duane Reade International. This change created a controlled system to manage and exploit these intellectual property rights separate and apart from the retail operations. In addition, Duane Reade GP distributed some of its store leases to Duane Reade Inc. and DRI I Inc., which in turn made a capital contribution of these leases to Duane Reade Realty. Duane Reade Realty is the lessee under certain store leases entered into after its creation. Duane Reade Realty subleases to Duane Reade GP the properties subject to those leases. The consolidated financial statements included in this report reflect the accounts of Duane Reade Holdings, Inc. and its subsidiaries for all periods shown. All significant intercompany transactions and balances have been eliminated.

Considerations Related to Operating in the New York City Marketplace

        We operate approximately 89% of our 241 stores in New York City and the remainder in the surrounding areas. As a result, our performance is substantially affected by economic conditions and other factors affecting the region such as the regulatory environment, costs of energy, real estate, insurance, taxes and rent, weather, demographics, tourism levels, availability of labor and geopolitical factors such as terrorism. Since the second half of 2004, the New York City economy has generally reflected an improving trend.

Results of Operations

The Thirteen Weeks Ended September 29, 2007 as Compared to the Thirteen Weeks Ended September 30, 2006

        For the third quarter of 2007, we achieved net sales of $408.8 million and incurred a net loss of $22.1 million, as compared to net sales of $385.7 million and a net loss of $18.7 million in the third quarter of the previous year. Pharmacy resale activity included in net sales was $16.4 million in the third quarter of 2007, compared to $15.8 million in the previous year. The increased net loss is primarily attributable to the following factors:

  •
  An increase in selling, general and administrative expenses of $4.1 million, primarily reflecting increased pharmacists' labor costs, increases in minimum wage rates, union contract wage increases and payroll costs associated with additional corporate staffing to support the continued implementation of the Duane Reade Full Potential program.

  •
  An increase in other expenses of $4.0 million, primarily due to the closed store costs, as well as the arbitration matter related to the former Chairman and CEO.

  •
  An increase in interest expense of $1.4 million resulting from higher interest rates applicable to our variable rate debt, higher borrowing levels on our amended asset-based revolving loan facility and additional interest on the liability associated with the issuance of our preferred stock.

  •
  An increase in non-cash depreciation and amortization expenses of $1.1 million primarily due to a reduced depreciation charge in the previous year's third quarter.

The negative impact of these items was partially offset by:

  •
  An increased gross margin of $5.3 million, reflecting a continuation of the improved trend of sales and front-end margins exhibited over several quarters. Gross margin also included $1.9 million of real estate related income associated with the assignment of certain store leases to third parties. These results were partially offset by reduced pharmacy margins resulting from lower margin Medicare Part D sales, reductions in Medicaid reimbursement rates that went into effect in July 2007 and lower levels of pharmacy gross margin income attributable to significant decreases in retail pricing for certain high volume multi-sourced generic drugs.

  •
  The sale of several pharmacy prescription files that resulted in a separately reported gain of $1.3 million in 2007.

  •
  A decrease in the income tax provision of $0.6 million that was primarily attributable to the change in the pre-tax loss as compared to the prior year.

        The following sets forth the results of operations for the periods indicated:

	For the 13 Weeks Ended
	September 29, 2007		September 30, 2006
	Dollars	% of Sales	Dollars	% of Sales
	In thousands, except percentages
Net sales	$408,828	100.0%	$385,655	100.0%
Cost of sales	322,929	79.0	305,016	79.1

Gross profit	85,899	21.0	80,639	20.9
Selling, general & administrative expenses	71,127	17.4	67,077	17.4
Depreciation and amortization	18,007	4.4	16,903	4.4
Store pre-opening expenses	200	0.0	153	0.0
Gain on sale of pharmacy files	(1,337)	(0.3)	—	0.0
Other expense	4,111	1.0	148	0.0

Operating loss	(6,209)	(1.5)	(3,642)	(0.9)
Interest expense, net	15,731	3.8	14,356	3.7

Loss before income taxes	(21,940)	(5.4)	(17,998)	(4.7)
Income taxes	112	0.0	734	0.2

Net loss	$(22,052)	(5.4)%	$(18,732)	(4.9)%

        Net sales were $408.8 million in the thirteen weeks ended September 29, 2007, representing an increase of 6.0% as compared to net sales of $385.7 million in the thirteen weeks ended September 30, 2006. Resale activity accounted for 0.2% of the increase, while an increase in retail store sales represented the remaining 5.8%. Total same-store sales increased by 7.8% over the third quarter of last year.

        Pharmacy sales increased to $188.0 million in the third quarter of 2007 from $181.5 million in the third quarter of 2006, an increase of 3.6%, and represented 46.0% of total sales, as compared with 47.1% of total sales in the third quarter of 2006. Resale activity accounted for 0.4% of the sales increase, while retail sales accounted for the remaining 3.2% of the increase. Pharmacy same-store sales increased by 5.3% from last year, and third-party reimbursed pharmacy sales represented 92.9% of total prescription sales, consistent with the third quarter of 2006. The percentage of generic drugs dispensed increased by 3.9% over the prior year, negatively impacting the pharmacy same-store sales increase by approximately 3.3%, but contributing to an increase in gross margin per prescription dispensed. Generic drugs generally have lower retail sales prices but are more profitable than branded drugs. The average weekly prescriptions filled per store during the third quarter of 2007 increased 3.4% as compared to the prior year period.

        Front-end sales increased from $204.2 million in the third quarter of 2006 to $220.8 million in the third quarter of 2007, an increase of 8.1%, and represented 54.0% of total sales, as compared to 52.9% of total sales in the third quarter of 2006. Front-end same-store sales increased by 9.9% due to improved merchandise offering, enhanced customer service reflecting the continuing implementation of our "Full Potential" initiative introduced last year and our store renovation program. Additionally, the stronger New York City economy, a generally improved level of consumer demand resulting from increased tourism and favorable weather patterns have positively influenced our front-end same-store sales.

        During the thirteen weeks ended September 29, 2007, we opened four stores and closed seven stores, as compared to two stores opened and no stores closed during the thirteen weeks ended September 30, 2006. At September 29, 2007, we operated 241 stores, as compared to 249 stores at September 30, 2006 and 248 stores at December 30, 2006.

        Cost of sales as a percentage of net sales was 79.0% and 79.1% in the third quarters of 2007 and 2006, respectively, resulting in gross profit margins of 21.0% and 20.9% in each respective period. Cost of sales also includes a $0.6 million LIFO provision in each year's third quarter. The gross profit margin in the third quarter of 2007 reflects the impact of improved front-end selling margins associated with a more favorable mix of promotional and regularly-priced products, offset in part by higher inventory shrink losses and lower pharmacy margins resulting from increased Medicare Part D sales as well as lower NY Medicaid reimbursement rates and lower gross margin income attributable to significant price decreases on certain high volume multi-sourced generic drugs that were not completely offset by higher margins associated with an overall increased proportion of generic prescriptions and $1.9 million of real estate related income in the third quarter of 2007, compared to $0.2 million in the previous year.

        Selling, general and administrative expenses were $71.1 million, or 17.4% of net sales, and $67.1 million, or 17.4% of net sales, in the third quarter of 2007 and 2006, respectively. The increase in selling, general and administrative expense primarily reflects increased pharmacists' labor costs, increases in minimum wage rates, union contract wage increases and payroll costs associated with additional corporate staffing to support the continued implementation of the Duane Reade Full Potential program. In addition, during the third quarter of 2007, we incurred retained losses of $0.5 million associated with a fire that occurred in one of our stores.

        Depreciation and amortization of property and equipment and intangible assets was $18.0 million in the third quarter of 2007, as compared to $16.9 million in the third quarter of 2006. The increase reflects depreciation and amortization due to recent new store openings, renovations and other capital spending in recent periods. This was offset by the cumulative depreciation adjustment recorded in the third quarter of 2006 resulting from the Audit Committee's accounting investigations. For further discussion, see Note 2 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

        We incurred $0.2 million of store pre-opening expenses in the third quarters of 2007 and 2006. We opened four new stores in the third quarter of 2007 and two new stores in the third quarter of 2006.

        During the third quarter of 2007, the Company sold several pharmacy prescription files that resulted in a separately reported gain of $1.3 million.

        In the third quarter of 2007, we incurred other expenses of $4.1 million, including costs associated with the closing of various stores ($2.7 million), various matters related to the former Chairman and CEO ($1.0 million) and Oak Hill management fees ($0.3 million). In the third quarter of 2006, we incurred other expenses of $0.1 million, including Oak Hill management fees ($0.3 million), additional severance costs associated with the termination of certain executive management positions ($0.2 million) and various other costs ($0.1 million). These costs were partially offset by the reversal of the excess liability for our Phantom Shares ($0.5 million). The Phantom Share liability represented the value of common stock pledged to certain of our Senior Vice Presidents in exchange for certain forfeited payments to which they were entitled.

        Net interest expense for the third quarter of 2007 was $15.7 million, as compared to $14.4 million in the third quarter of 2006. This increase was primarily attributable to higher floating interest rates, increased debt levels incurred on our revolving loan borrowings as compared to the prior year and additional interest on the liability associated with the issuance of our preferred stock. At September 29, 2007, the weighted average interest rate on our variable rate outstanding debt was 8.84%, as compared to a weighted average rate of 8.57% at September 30, 2006.

        In the third quarter of 2007, we recorded an income tax provision of $0.1 million, reflecting an estimated annual effective tax rate of (3.0%). This expense is the result of an increase to the valuation allowance of $9.3 million that largely offset the tax benefit generated by our operating loss in the quarter. In the comparable period of 2006, we recorded an income tax provision of $0.7 million, reflecting an effective tax rate of (3.1%). This expense was the result of a valuation allowance of $8.5 million that largely offset the tax benefit generated by our operating loss in the quarter.

The Thirty-Nine Weeks Ended September 29, 2007 as Compared to the Thirty-Nine Weeks Ended September 30, 2006

        For the first nine months of 2007, we achieved net sales of $1.3 billion and incurred a net loss of $72.7 million, as compared to net sales of $1.2 billion and a net loss of $49.7 million in the first nine months of the previous year. Pharmacy resale activity included in net sales was $46.5 million in the first nine months of 2007, compared to $37.2 million in the previous year. The increased net loss is primarily attributable to the following factors:

  •
  A non-recurring labor contingency credit of $18.0 million recorded in the first quarter of 2006 resulting from the favorable settlement of the NLRB litigation.

  •
  An increase in selling, general and administrative expenses of $12.5 million, primarily reflecting increased pharmacists' labor costs, increases in minimum wage rates, union contract wage increases and payroll costs associated with additional corporate staffing to support the continued implementation of the Duane Reade Full Potential program.

  •
  An increase in other expenses of $11.6 million, primarily due to closed store costs, the accounting investigations conducted by our Audit Committee that were completed earlier this year and the arbitration matter related to the former Chairman and CEO.

  •
  An increase in interest expense of $2.6 million resulting from higher interest rates applicable to our variable rate debt higher borrowing levels on our amended asset-based revolving loan facility and additional interest on the liability associated with the issuance of our preferred stock.

  •
  An income tax provision of $2.1 million in the first nine months of 2007, compared to an income tax provision of $1.7 million in the prior year. The change in the tax provision was primarily attributable to the change in the pre-tax loss as compared to the prior year.

        The negative impact of these items was partially offset by:

  •
  An increase in gross margin of $21.0 million that was primarily attributable to higher front-end store sales and improved front-end selling margins.

  •
  The sale of several pharmacy prescription files that resulted in a separately reported gain of $1.3 million.

        The following sets forth the results of operations for the periods indicated:

	For the 39 Weeks Ended
	September 29, 2007		September 30, 2006
	Dollars	% of Sales	Dollars	% of Sales
	In thousands, except percentages
Net sales	$1,255,146	100.0%	$1,170,313	100.0%
Cost of sales	996,910	79.4	933,114	79.7

Gross profit	258,236	20.6	237,199	20.3
Selling, general & administrative expenses	217,196	17.3	204,689	17.5
Labor contingency income	—	0.0	(18,004)	(1.5)
Depreciation and amortization	54,460	4.3	54,209	4.6
Store pre-opening expenses	350	0.0	305	0.0
Gain on sale of pharmacy files	(1,337)	(0.1)	—	0.0
Other expense	13,352	1.1	1,783	0.2

Operating loss	(25,785)	(2.1)	(5,783)	(0.5)
Interest expense, net	44,810	3.6	42,229	3.6

Loss before income taxes	(70,595)	(5.6)	(48,012)	(4.1)
Income taxes	2,128	0.2	1,661	0.1

Net loss	$(72,723)	(5.8)%	$(49,673)	(4.2)%

        Net sales were $1.3 billion in the thirty-nine weeks ended September 29, 2007, representing an increase of 7.2% as compared to net sales of $1.2 billion in the thirty-nine weeks ended September 30, 2006. Resale activity accounted for 0.8% of the increase, while an increase in retail store sales represented the remaining 6.4%. Total same-store sales increased by 8.0% over the first nine months of last year.

        Pharmacy sales increased from $544.0 million in the thirty-nine weeks ended September 30, 2006 to $580.7 million in the thirty-nine weeks ended September 29, 2007, an increase of 6.7%, and represented 46.3% of total sales, as compared with 46.5% of total sales in the thirty-nine weeks ended September 30, 2006. Resale activity accounted for 1.7% of the sales increase, while retail sales accounted for the remaining 5.0% of the increase. Pharmacy same-store sales increased by 6.8% from last year, and third-party reimbursed pharmacy sales represented 93.0% of total prescription sales, compared to 92.8% in the thirty-nine weeks ended September 30, 2006. The percentage of generic drugs dispensed increased by 3.6% over the prior year, negatively impacting the pharmacy same-store sales increase by approximately 3.0%, but contributing to an increase in gross margin per prescription dispensed. Generic drugs generally have lower retail sales prices but are more profitable for us than branded drugs. The average weekly prescriptions filled per store during the first nine months of 2007 increased 3.5% as compared to the prior year.

        Front-end sales increased from $626.3 million in the first nine months of 2006 to $674.4 million in the first nine months of 2007, an increase of 7.7%, and represented 53.7% of total sales, as compared to 53.5% of total sales in the first nine months of 2006. Front-end same-store sales increased by 9.0%, due to improved merchandise offering, enhanced customer service reflecting the continuing implementation of our "Full Potential" initiative introduced last year and our store renovation program. Additionally, the stronger New York City economy, a generally improved level of consumer demand resulting from increased tourism and favorable weather patterns have positively influenced our front-end same-store sales.

        During the thirty-nine weeks ended September 29, 2007, we opened six stores and closed thirteen stores, as compared to five stores opened and seven stores closed during the thirty-nine weeks ended September 30, 2006.

        Cost of sales as a percentage of net sales was 79.4% and 79.7% in the first nine months of 2007 and 2006, respectively, resulting in gross profit margins of 20.6% and 20.3% in each respective period. The gross profit margin in 2007 reflects the impact of improved front-end selling margins associated with a more favorable mix of promotional and regularly-priced products, offset in part by higher shrink losses and lower pharmacy margins resulting from increased Medicare Part D sales as well as lower NY Medicaid reimbursement rates and a reduced level of pharmacy gross margin income resulting from retail price decreases on certain high volume multi-sourced generic drugs that were not completely offset by higher margins associated with an overall increased proportion of generic prescriptions and reduced occupancy costs due to the assignment of various leases for closed stores to third parties. Cost of sales also includes a LIFO provision of $1.8 million in the first nine months of 2007 as compared to a LIFO provision of $1.7 million in the first nine months of 2006 and $2.5 million of real estate related income in first nine months of 2007, compared to $0.4 million in the previous year.

        Selling, general and administrative expenses were $217.2 million, or 17.3% of net sales, and $204.7 million, or 17.5% of net sales, in the first nine months of 2007 and 2006, respectively. The decrease in the 2007 expense percentage as compared to 2006 was attributable to improved leveraging of costs against strong same-store sales growth in both pharmacy and front-end and increased pharmacy resale activity, which increased the dollar amount of sales.

        Depreciation and amortization of property and equipment and intangible assets was $54.5 million in the first nine months of 2007, as compared to $54.2 million in the first nine months of 2006. The increase reflects depreciation and amortization due to recent new store openings, renovations and other capital spending in recent periods. This was partially offset by the cumulative depreciation adjustment recorded in the third quarter of 2006 resulting from the Audit Committee's accounting investigations. For further discussion, see Note 2 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

        We incurred store pre-opening expenses of $0.4 million in the first nine months of 2007, attributable to the opening of six stores, as compared to $0.3 million in the first nine months of 2006, reflecting five new stores opened during that period.

        During 2007, the Company sold several pharmacy prescription files that resulted in a separately reported gain of $1.3 million.

        In the first nine months of 2007, we incurred other expenses of $13.4 million, including costs associated with the audit committee investigations and various other matters related to the former Chairman and CEO ($7.0 million), costs associated with the closing of various stores ($5.1 million), Oak Hill management fees ($0.9 million) and other costs ($0.3 million). In the corresponding prior year period, we incurred other expenses of $1.8 million including Oak Hill management fees ($0.9 million) and costs associated with various matters related to the former Chairman and CEO ($0.7 million), as well as other miscellaneous costs associated with our management reorganization ($0.7 million). These costs were partially offset by the reversal of the excess liability for our Phantom Shares ($0.5 million).

        Net interest expense for the first nine months of 2007 was $44.8 million, as compared to $42.2 million in the first nine months of 2006. This $2.6 million increase was primarily attributable to higher floating interest rates and increased debt levels incurred on our revolving credit borrowings as compared to the prior year and interest incurred on the liability associated with the issuance of our preferred stock.

        In the first nine months of 2007, we recorded an income tax provision of $2.1 million, reflecting an estimated annual effective tax rate of (3.0%). This expense is the result of an increase to the valuation allowance of $36.5 million that largely offset the tax benefit generated by our operating loss in the period. In the first nine months of 2006, the income tax provision of $1.7 million, resulting from a valuation allowance of $22.7 million, reflected an effective tax rate of (3.1%).

Liquidity and Capital Resources

Working Capital and Cash Flow

        Working capital was $9.5 million as of September 29, 2007 and $6.2 million as of December 30, 2006. The primary factors affecting the change in working capital from December 30, 2006 include:

        Increases to working capital:

  •
  reduced expense accruals of $12.5 million, primarily reflecting the second quarter 2007 payment of the 2006 incentive bonus award and payment of the semi-annual interest on the Company's senior subordinated notes due 2011,

  •
  reduced borrowings on our amended asset-based revolving loan facility of $4.0 million, primarily reflecting the receipt of proceeds from the issuance of preferred stock and warrants,

  •
  reduced accounts payable of $4.0 million, and

  •
  increased inventory of $1.2 million.

        Decreases to working capital:

  •
  reduced prepaid expenses and other current assets of $11.5 million, primarily due to the timing of monthly rent payments,

  •
  reduced receivables of $3.6 million, and

  •
  a decrease in the current portion of deferred taxes of $3.0 million.

        Working capital reflects the classification of outstanding borrowings under our amended asset-based revolving loan facility of $153.1 million at September 29, 2007 and $157.1 million at December 30, 2006 as current liabilities. This current classification is required because cash receipts controlled by the lenders are used to reduce outstanding debt and we do not meet the criteria of SFAS No. 6 to reclassify the debt as long-term, but is not an indication that this credit facility is expected to be retired within the next year. This facility expires in July 2011 and we intend to continue to access it for our working capital needs throughout its remaining term.

        Net cash used in operating activities was $3.9 million in the thirty-nine weeks ended September 29, 2007 compared to $5.3 million in the thirty-nine weeks ended September 30, 2006.

        Net cash used in investing activities was $31.3 million in the thirty-nine weeks ended September 29, 2007, compared to $20.9 million in the thirty-nine weeks ended September 30, 2006. In the first nine months of 2007, we spent $20.1 million on capital expenditures, primarily related to new store openings and the remodeling of existing locations, and $14.5 million on lease acquisition and other costs. This was partially offset by $3.3 million received in connection with the assignment of leases for certain closed stores and the sale of several pharmacy prescription files. In the first nine months of 2006, capital expenditures of $18.2 million and lease acquisition, pharmacy customer file and other costs of $5.2 million were partially offset by $2.5 million received in connection with the termination of a leased property.

        Net cash provided by financing activities was $35.1 million in the thirty-nine weeks ended September 29, 2007, compared to $26.2 million in the thirty-nine weeks ended September 30, 2006. During the thirty-nine weeks ended September 29, 2007, cash provided by financing activities included $39.1 million (net of expenses of $0.3 million) resulting from the issuance of preferred stock and warrants. See Note 10 to our Unaudited Consolidated Interim Financial Statements contained elsewhere in this report for additional information regarding this transaction.

Operating Capital Requirements

        Our operating capital requirements primarily result from opening and stocking new stores, remodeling and renovating existing retail locations, purchasing pharmacy files and the continuing development of management information systems. We opened six new stores in the first nine months of 2007, five new stores during fiscal 2006 and seven new stores during fiscal 2005. We currently plan to open a total of 11 to 12 new stores and close 14 stores in 2007. The new store openings in 2007 include the acquisition of up to eight leases in Manhattan from the Gristedes supermarket chain. This acquisition is subject to various conditions including, in some cases, the receipt of landlord consents. As of September 29, 2007, we had completed the lease acquisition on three of these locations, two of which opened as new stores in the third quarter. We completed the lease acquisition on a fourth location in October 2007, and we anticipate completing the lease acquisition on two additional locations during the fourth quarter with the balance of the lease acquisitions expected to be completed in 2008. We currently plan to open a total of three to four Gristedes locations in 2007. The acquisition of the Gristedes leases and the related build-out costs and working capital commitments are being funded by the $39.4 million of proceeds received from the issuance of preferred stock and warrants. Any funds in excess of the capital needed for this acquisition will be used to fund our normal capital spending, fund other new store openings or reduce our outstanding debt. We presently plan to open a total of 12 additional stores in each of 2008 and 2009.

        In the first nine months of 2007, we spent approximately $20.1 million on capital expenditures, primarily for new, renovated and replacement stores as well as a new "Pick-to-Light" flow rack merchandise distribution system in our Maspeth, New York distribution center. We also spent an additional $14.5 million for lease acquisition and other costs. These amounts were partially offset by $3.3 million received in connection with the assignment of leases for certain closed stores and the sale of several pharmacy prescription files. In the first nine months of 2006, we spent approximately $18.2 million on capital expenditures, and we spent an additional $5.2 million for lease acquisition, pharmacy customer files and other costs. These amounts were partially offset by $2.5 million received in connection with the termination of a leased property. We also require working capital to support inventory for our existing and new stores. Historically, we have been able to lease almost all of our store locations, so acquisitions of real estate are not expected to have a significant impact on our capital requirements.

Other Factors Influencing our Liquidity

        As of December 30, 2006, twenty-two of our stores, which generated approximately 7.3% of our net sales for fiscal 2006, had leases scheduled to expire before the end of fiscal 2008. Six of these leases have renewal options. We believe that we will be able to renew most of the other expiring leases on economically favorable terms or, alternatively, find other economically attractive replacement locations to lease.

        As of September 29, 2007, approximately 5,200 of our approximately 7,200 employees were represented by various labor unions and were covered by collective bargaining agreements. Pursuant to the terms of the collective bargaining agreements covering these employees, we are required, in some instances, to pay specified annual increases in salary and benefits contributions relating to the member employees. We do not believe that these increases will have a material impact on our liquidity or results of operations.

        The following table presents details of our significant commitments and obligations as at September 29, 2007, except that the data provided with respect to operating leases is as of December 30, 2006:

	Payments due by Period
Contractual Cash Obligations	Total	Within 1 year	Within 2-3 years	Within 4-5 years	After 5 years
	(dollars in thousands)
Long-Term Debt(1)	$405,032	$—	$—	$405,000	$32
Asset-Based Revolving Loan Facility(2)	153,110	—	—	153,110	—
Capital Lease Obligations(3)	7,936	3,343	4,593	—	—
Operating Leases(4)	1,344,282	126,414	251,803	230,823	735,242
Fixed Interest Payments(5)	76,000	19,000	38,000	19,000	—
Former Chairman and Other Severance Payments(6)	868	739	17	16	96
Landlord Real Estate Litigation Settlement(7)	467	467	—	—	—
Redeemable Preferred Stock(8)	39,400	—	—	—	39,400
Redeemable Preferred Stock Dividends(8)	47,280	—	—	—	47,280

Total Contractual Cash Obligations(9)	$2,074,375	$149,963	$294,413	$807,949	$822,050

(1)
These amounts include $195.0 million of outstanding senior subordinated notes due in 2011, $210.0 million of outstanding senior secured notes due in 2010 and $32,000 outstanding under the senior convertible notes due in 2022. For more information about the terms of the indebtedness described above, please see "—Debt," below.

(2)
At September 29, 2007, approximately $153.1 million was outstanding and a further $61.2 million was available for borrowing under our amended asset-based revolving loan facility. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt and we do not meet the criteria of SFAS No. 6 to reclassify the debt as long-term. However, this is not an indication that this credit facility is expected to be retired within the next year. We intend to continue to use this facility for our working capital needs through the date of its maturity in July 2011.

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

(7)
Reflects cash payments due to the landlord of one of our stores in connection with the settlement of a real estate litigation. Amounts shown are net of $0.9 million paid in the first nine months of 2007.

(8)
The Series A redeemable preferred stock has a 12 year maturity date from the issuance date and provides for an annual cash dividend of 10% payable quarterly (currently prohibited by the restrictions in our indentures and revolving credit agreement), subject to being declared by our

  Board of Directors, which dividend will cumulate on a quarterly basis to the extent not paid quarterly. Each of the 525,334 shares of Series A redeemable preferred stock is immediately redeemable without penalty, at our option prior to the maturity date, at a liquidation preference of $75.00 per share plus any accrued but unpaid dividends as of the redemption date.

(9)
The totals reflected in this table exclude tax-related commitments of approximately $2.4 million, which are included on the balance sheet under the category of "Other non-current liabilities."

        The following table presents details of our other significant commercial commitments as at September 29, 2007:

		Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Within 1 year	2-3 years	4-5 years	After 5 years
	(dollars in thousands)
Standby Letters of Credit(1)	$5,722	$5,722	$—	$—	$—

Total Commercial Commitments	$5,722	$5,722	$—	$—	$—

(1)
Standby letters of credit, primarily representing self-insured general liability claims and property lease security deposits, are renewed on an annual basis, unless otherwise requested by the beneficiary.

        In connection with the assignment of certain store leases to third parties, we continue to guarantee lease obligations for six former stores. The respective purchasers have assumed our obligations under these leases and are, therefore, primarily liable for these obligations. Although we believe it to be unlikely, assuming that each respective purchaser became insolvent, management estimates that we could settle these obligations for amounts substantially less than the aggregate obligation of $24.5 million as of September 29, 2007. The obligations are for varying terms dependent upon the respective lease, the longest of which lasts through May 31, 2022.

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

        In connection with the November 21, 2005 replacement of Mr. Cuti by Mr. Dreiling as our Chairman and CEO, Mr. Cuti's employment contract specifies payments to him in cash totaling up to $6.6 million. We have paid a cumulative total of approximately $6.1 million of this amount through September 29, 2007, and the remaining amount is scheduled, pursuant to the employment contract, to be paid in equal installments through December 2007. In addition, the employment contract provides for continued health insurance coverage for Mr. Cuti during the 25-month period following termination and, upon expiration of that period, if Mr. Cuti is not otherwise eligible under another employer's comparable medical plan, lifetime retiree medical benefits at a cost not to exceed $50,000 annually. In an ongoing arbitration between Mr. Cuti and us (explained in detail in Note 9 to the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report), we are seeking, among other forms of relief, rescission of employment agreements entered into between us and Mr. Cuti, the return of all compensation paid under the employment agreements, including the benefits described in this paragraph, and other monetary damages.

        In connection with the appointment of Mr. Dreiling as CEO, we were required under his employment contract to make a guaranteed payment to him of $330,000 on or before February 19, 2006, which was paid on February 17, 2006. In addition, Mr. Dreiling's employment contract stipulated that a guaranteed 2006 bonus of not less than 100% of his then-current $825,000 annual salary be paid on the same date as any other senior executive bonuses related to the 2006 fiscal year are paid. This bonus was paid on April 5, 2007.

        In connection with the Acquisition, the former Chairman and CEO was granted equity interests in Duane Reade Shareholders and Duane Reade Holdings, consisting of options to purchase shares of our common stock and a profits interest in Duane Reade Shareholders. The former Chairman and CEO's employment contract provides that, as a result of his replacement on November 21, 2005 by Mr. Dreiling, he had the right to require us to purchase for cash to be paid over a two year period all or a portion of these equity interests as he may designate, at a value determined in accordance with a formula. In connection with his replacement by Mr. Dreiling, we have treated all of his equity interests as having vested. The profits interest and options will have no value unless the value of Duane Reade Shareholders and Duane Reade Holdings, respectively, appreciate following the Acquisition. The former Chairman and CEO's purchase right will be suspended at any time when the exercise of such purchase rights would result in a default under the financing arrangements of Duane Reade Shareholders, Duane Reade Holdings or Duane Reade Inc. On December 21, 2005, the former Chairman and CEO provided notice to Duane Reade Inc. that he was exercising his repurchase right to cause us to repurchase 5% of his profits interest. Pursuant to the procedures outlined in the new employment agreement, Duane Reade Inc. has advised him that his profits interest as of December 21, 2005 was determined to have no value. The benefits described in this paragraph were all granted under an employment agreement between Mr. Cuti and us. In an ongoing arbitration between Mr. Cuti and us (explained in detail in Note 9 to the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report), we are seeking, among other forms of relief, rescission of employment agreements entered into between us and Mr. Cuti, the return of all compensation paid under the employment agreements, including the benefits described in this paragraph, and other monetary damages. The determination that Mr. Cuti's profits interest as of December 21, 2005 had no value is also one of several subjects specifically at issue in the arbitration.

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

        We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including revolving loan borrowings under the amended asset-based revolving loan facility and the $39.4 million of additional funds received from the sale of preferred equity and warrants to purchase our common stock, will be adequate for the next two years, to make required payments on our indebtedness, to fund anticipated capital expenditures including the acquisition of up to four additional Gristedes store leases and to satisfy our working capital requirements. We base this belief on our recent levels of cash flow from operations of approximately $11.6 million in 2006 (which includes the absorption of approximately $12.2 million in non-recurring net cash payments made in connection with litigation settlements and executive severance) and approximately $3.0 million in 2005 (which includes the absorption of $9.6 million in non-recurring net cash payments made in connection with the termination of the former Chairman and CEO's SERP), as well as projected improvements in working capital management, anticipated levels of capital expenditures and the additional borrowing capacity under the $225.0 million amended asset-based revolving loan facility, which was approximately $61.2 million at September 29, 2007. The $39.4 million in proceeds resulting from the sale of preferred stock and warrants that we received in the first half of 2007 are being used to fund the acquisition of up to eight Gristedes store leases as well as certain growth related capital expenditures. As of September 29, 2007, we had completed the lease acquisition on three of these locations, two of which opened as new stores in the third quarter. We completed the lease acquisition on a fourth location in October 2007, and we anticipate completing the lease acquisition on two additional locations during the fourth quarter with the balance of the lease acquisitions expected to be completed in 2008. We currently plan to open a total of three to four Gristedes locations in 2007. Due to continued losses, our stockholder's equity has become a deficit. However, this deficit does not impact our liquidity as noted above and has no impact on our debt covenants. Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. In addition, our operating results, cash flow and capital resources may not be sufficient for repayment of our indebtedness in the future. Some risks that could adversely affect our ability to meet our debt service obligations include, but are not limited to, reductions in third party prescription reimbursement rates, declines in the New York City economy, increases in competitive activity, adverse changes in vendor credit terms, changes in drug consumption patterns, additional adverse legislative changes or a major disruption of business in our markets from a terrorist event, natural disaster or other unexpected events. Other factors that may adversely affect our ability to service our debt are described above under "Special Note Regarding Forward-Looking Statements." Borrowings under the amended asset-based revolving loan facility and the aggregate $210.0 million senior secured notes bear interest at floating rates. Therefore, our financial condition will be affected by changes in prevailing interest rates. On May 25, 2005, we entered into a hedging transaction through the acquisition of a "no cost collar." Under this arrangement, we capped our exposure on $130 million of LIBOR-based borrowings under the senior secured notes at a maximum LIBOR rate of 5.30%. In addition, we established a minimum "floor" LIBOR rate of 3.45%, in line with then current LIBOR rates. This hedging arrangement expires on June 16, 2008.

Critical Accounting Policies

        Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial reporting to gain a more complete understanding of our consolidated financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 30, 2006 are those that depend most heavily on these judgments and estimates. At September 29, 2007, there have been no material changes to any of the Critical Accounting Policies contained therein.

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

Inflation

        We believe that inflation has not had a material impact on our results of operations during the three years ended December 30, 2006 or the nine months ended September 29, 2007.

Recently Issued Accounting Pronouncements

        Refer to Note 2 of the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report for a detailed description of various recently issued accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our financial results are subject to risk from interest rate fluctuations on that portion of our debt which carries variable interest rates. Variable rate debt outstanding at September 29, 2007 included $153.1 million of borrowings under our amended asset-based revolving loan facility and $210.0 million of senior secured notes. At September 29, 2007, the weighted average combined interest rate in effect on all variable rate debt outstanding, including the benefit of the "no cost collar" as detailed below, was 8.84%. A 0.50% change in interest rates applied to the $363.1 million balance of floating rate debt would affect pre-tax annual results of operations by approximately $1.8 million, excluding the benefit provided by the "no cost collar." In addition, we also have $195.0 million of senior subordinated notes and $32.0 thousand of senior convertible notes outstanding at September 29, 2007. The senior subordinated notes bear interest payable semi-annually at a fixed rate of 9.75%, and are therefore not subject to risk from interest rate fluctuations.

        On May 25, 2005, we entered into a hedging transaction through the acquisition of a "no cost collar." Under this arrangement, we capped our exposure on $130 million of LIBOR-based borrowings under the senior secured notes at a maximum LIBOR rate of 5.30%. In addition, we established a minimum "floor" LIBOR rate of 3.45%, in line with then current LIBOR rates. This hedging arrangement expires on June 16, 2008. At September 29, 2007, the LIBOR rate in effect on the senior secured notes was 5.69%, which exceeded the maximum rate under the "no cost collar." As a result, on an annualized basis, the interest rate protection afforded by the "no cost collar" amounted to $0.5 million.

        The principal objective of our investment management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate our funding needs. As part of our risk management, we may continue to use derivative financial products such as interest rate hedges and interest rate swaps in the future.

ITEM 4.    CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") designed to provide reasonable assurance that the information required to be reported in its Exchange Act filings is recorded, processed, summarized and reported within the timeframes specified and pursuant to the regulations of the SEC, including controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that because of inherent limitations, the Company's disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

(a) Evaluation of Disclosure Controls and Procedures

        An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as at the end of the period covered by this quarterly report.

        Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company's disclosure controls and procedures required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15, were not effective because of the identification of a material weakness in the Company's internal control over financial reporting, which the Company views as an integral part of its disclosure controls and procedures.

        As described in Note 2 to the financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 30, 2006, the Audit Committee of the Company, with the assistance of independent counsel and forensic accountants, has completed an investigation relating to real estate transactions and related matters (the "Real Estate Related Transactions") that occurred during the 2000 through 2004 fiscal years. The investigation found that the Company's accounting for a number of those transactions was improper. The independent counsel concluded that the Real Estate Related Transactions were orchestrated by the Company's former Chairman and CEO, who was replaced in November 2005, and were expressly designed to overstate the Company's income. According to the independent counsel's report, in order to accomplish this scheme, the former Chairman and CEO made certain false representations to the Company's Chief Financial Officer, other members of the management of the Company and the Company's independent accountants concerning the structure and economic substance of the Real Estate Related Transactions. On May 18, 2007, the Audit Committee concluded that the financial statements as of and for the five months ended December 25, 2004, the seven months ended July 30, 2004 and the 2000 through 2003 fiscal years (collectively, the "Affected Periods") should be restated. The conclusion to restate was based on the conclusions of the independent counsel in the investigation and the accounting impact of the misstatements arising from the Real Estate Related Transactions, combined with previously-disclosed misstatements. The previously-disclosed misstatements related to arrangements that the independent counsel concluded were also originated by the former Chairman and CEO for the issuance of improper credits and the subsequent rebilling of such credits related to amounts paid to construction and other contractors at the Company's stores and the related improper accounting, which were the subject of a prior Audit Committee investigation, as described in Note 1 to the financial statements contained in the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2006.

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

(b) Changes in Internal Control over Financial Reporting

        From the discovery of these misstatements related to the improper activities of its former Chairman and CEO, the Company recognized that its system of internal controls was not adequate to provide reasonable assurance that the objectives of its disclosure controls were met. In addition, the restatement of financial statements is an indicator of the existence of a "material weakness" in the design or operation of internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. As of September 29, 2007, the Company did not have effective internal control over financial reporting to preclude the intentional financial reporting misstatements discovered in the investigations.

        As a result of the discovery of the internal control weaknesses uncovered by the Audit Committee investigation described above, the Company is taking the following remedial actions:

  •
  Establishment of a Chief Compliance Officer (reporting directly to the Company's Chief Executive Officer) to monitor the Company's adherence to various regulatory requirements, codes of conduct and ethics standards, including those designed to ensure accurate and timely financial reporting.

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

  •
  Establishment of a Director of Financial Reporting to manage the Company's external financial reporting requirements and monitor compliance with authoritative accounting rules and pronouncements.

        During the third quarter of fiscal 2007, the Company hired a Director of Financial Reporting, who reports to the Senior Vice President and Chief Financial Officer.

        In October 2007, the Company hired a Chief Compliance Officer, who will report to the Chairman, President and Chief Executive Officer.

        The Company has also established a new Vice President of Real Estate position, which reports to the Senior Vice President and General Counsel. This position has the responsibility for managing all real estate related activities under the oversight of the Company's Real Estate Committee, which includes all of the Company's senior vice presidents other than the Senior Vice President of Human Resources and Administration. All significant real estate related transactions are reviewed and approved through the Real Estate Committee.

        These organizational changes are being made in conjunction with several improvements previously made in accounting and transaction processing controls to reduce the Company's exposure to errors and fraud. These previous changes included a double authorization procedure for all significant invoice payments within each operating department designed to reduce the Company's exposure to fraud through any one individual acting on his or her own accord. The Company's Finance Department has also set up a separate invoice review and approval process to ensure that all payments are reasonable and within normal budget parameters, and that detailed support is attached from which to assess that the materials or services being purchased are reasonable for the prices being paid.

        During the third quarter of fiscal 2007, with the exception of the corrective measures detailed above, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings

        Refer to Note 9 of the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report for a detailed description of the various legal proceedings in which we are involved.

ITEM 1A. Risk Factors

        For information regarding factors that could affect our results of operations, financial position and liquidity, see the risk factors discussion provided in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006. See also "Special Note Regarding Forward-Looking Statements" above.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

        Not applicable.

ITEM 3. Defaults Upon Senior Securities

        Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

ITEM 5. Other Information

        Not applicable.

ITEM 6. Exhibits

Exhibit No.	Description
4.1*
Fourth Amendment to Credit Agreement dated July 21, 2003, among the Company, Duane Reade, Duane Reade Inc., Duane Reade Holdings, Inc., DRI I Inc., Duane Reade International, Inc., Duane Reade Realty, Inc. and Bank of America, N.A.
31.1*	Sarbanes-Oxley Section 302 Certification of the Company's Chief Executive Officer ("CEO").
31.2*	Sarbanes-Oxley Section 302 Certification of the Company's Chief Financial Officer ("CFO").
32**	Sarbanes-Oxley Section 906 Certifications of the Company's CEO and CFO.

*
Filed herewith

**
Furnished herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2007	Duane Reade Holdings, Inc. (Registrant)
/s/ RICHARD W. DREILING Richard W. Dreiling President and Chief Executive Officer (Principal Executive Officer)
/s/ JOHN K. HENRY John K. Henry Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

QuickLinks

INDEX
Duane Reade Holdings, Inc. Consolidated Statements of Operations (Unaudited) (In thousands)
Duane Reade Holdings, Inc. Consolidated Balance Sheets (Unaudited) (In thousands, except share and per share data)
Duane Reade Holdings, Inc. Consolidated Statements of Cash Flows (Unaudited) (In thousands)
Duane Reade Holdings, Inc. Consolidated Statements of Comprehensive Loss (Unaudited) (in thousands)
Notes to Unaudited Consolidated Interim Financial Statements (dollars in thousands)
DUANE READE HOLDINGS, INC. Condensed Consolidating Statement of Operations (Unaudited) For the 13 weeks ended September 29, 2007 (in thousands)
DUANE READE HOLDINGS, INC. Condensed Consolidating Statement of Operations (Unaudited) For the 13 weeks ended September 30, 2006 (in thousands)
DUANE READE HOLDINGS, INC. Condensed Consolidating Balance Sheet (Unaudited) As of December 30, 2006 (in thousands)
DUANE READE HOLDINGS, INC. Condensed Consolidating Statement of Cash Flows (Unaudited) For the 39 weeks ended September 29, 2007 (in thousands)
DUANE READE HOLDINGS, INC. Condensed Consolidating Statement of Cash Flows (Unaudited) For the 39 weeks ended September 30, 2006 (in thousands)
PART II OTHER INFORMATION
SIGNATURES