Form 10-K
period 2007-12-29
DUANE READE HOLDINGS INC
filed 2008-04-01
CIK 1279172

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-13843

DUANE READE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	05-0599589 (I.R.S. Employer Identification No.)
440 Ninth Avenue, New York, NY (Address of principal executive offices)	10001 (Zip Code)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of March 18, 2008, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $6,700. All but 100 shares of the common stock of the registrant are held by its parent.

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

  •
  the impact of the initiative announced by the Office of the New York State Medicaid Inspector General to recover and recoup significant amounts of Medicaid payments that were allegedly improperly paid to New York State retail pharmacies;

  •
  changes in pharmacy prescription reimbursement rates attributable to modifications in the definition of indexed pricing terms such as "Average Wholesale Price" or "Average Manufacturer Price";

  •
  the impact of the changing regulatory environment in which our pharmacy department operates, especially the proposed implementation of the federally approved change in the pricing formula for generic pharmaceuticals supplied to Medicaid beneficiaries based on the use of Average Manufacturer Price, which could negatively affect the profitability of filling Medicaid prescriptions;

  •
  the impact of aggressive enforcement by federal, state and local law enforcement agencies of federal and state laws dealing with the submission of false claims and fraud and abuse;

  •
  the strength of the economy in general and the economic conditions in the New York greater metropolitan area including, in particular, seasonal and weather-related factors, special events, changes in consumer purchasing power and/or spending patterns;

  •
  changes in the cost of goods and services;

  •
  our ability to limit fraud and shrink;

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

  •
  the outcome of the arbitration proceeding that has been instituted against us by Anthony J. Cuti, a former Chairman, President and Chief Executive Officer;

  •
  the progress and outcome of the investigation that has been commenced by the United States District Attorney's Office for the Southern District of New York, as well as the request from the Securities and Exchange Commission (the "SEC") for information related to this matter;

  •
  liability and other claims asserted against us, including the items discussed under "Business—Legal Proceedings";

  •
  changes in our operating strategy or development plans;

  •
  our ability to attract, hire and retain qualified personnel, including our ability to attract qualified pharmacists at acceptable wage rates;

  •
  interest rate fluctuations and changes in capital market conditions or other events affecting our ability to obtain necessary financing on favorable terms to operate and fund the anticipated growth of our business or to refinance our existing debt;

  •
  the effects of economic conditions on our customers and the markets we serve, particularly the difficulties in the financial services industry and the general economic downturn that began in the latter half of 2007 and continues through 2008, which may lead to a possible recession;

  •
  the effects of increased energy, transportation or other costs, increased unemployment, decreases in housing prices, decreases in wages or other similar factors that may have a negative effect on the disposable income or spending patterns of our customers;

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

PART I

ITEM 1.    BUSINESS

The Acquisition

        On July 30, 2004, the acquisition of Duane Reade Inc. (the "Acquisition") was completed by a group of investors, including Oak Hill Capital Partners, L.P. ("Oak Hill"), and both former and certain current members of our management team. As part of the Acquisition, Duane Reade Acquisition Corp., our wholly-owned subsidiary, merged with and into Duane Reade Inc., with Duane Reade Inc. remaining as the surviving corporation.

        As a result of the Acquisition, Duane Reade Inc.'s shares ceased to be listed on the New York Stock Exchange, and we operate as a privately held company. Each share of Duane Reade Inc.'s common stock outstanding immediately prior to the Acquisition was converted into the right to receive $16.50 per share, without interest, in cash.

General

        We are the largest drugstore chain in New York City, which is the largest sales volume drugstore market in the United States. In 2007, we believe that we led the drugstore market in the New York metropolitan area in sales of both back-end (pharmacy) and front-end (non-pharmacy) categories. As of December 29, 2007, we operated 139 of our 242 stores in Manhattan's high-traffic business and residential districts, representing over twice as many stores as our next largest competitor in Manhattan. In addition, at December 29, 2007, we operated 78 stores in New York's densely populated outer boroughs and 25 stores in the surrounding New York and New Jersey suburbs, including the Hudson River communities of northeastern New Jersey, as well as Westchester, Nassau and Suffolk counties in New York. Since opening our first store in 1960, we have executed a marketing and operating strategy tailored to the unique characteristics of New York City, the most densely populated major market in the United States. Sales of higher margin front-end items accounted for approximately 54.0% of our total sales in fiscal 2007, one of the highest ratios in the chain drug industry.

        We enjoy strong brand name recognition in the New York greater metropolitan area, which we believe results from our many locations in high-traffic areas of New York City, attractive window graphics, promotional advertising, customer loyalty programs and the approximately 80 million shopping bags with the distinctive Duane Reade logo that were distributed to our customers in 2007. In 2008, we also unveiled a fashionable, accessible and environmentally friendly eco-tote.

        We have developed an operating strategy designed to capitalize on the unique characteristics of the New York greater metropolitan area, which include high-traffic volume, complex distribution logistics, and high costs of occupancy, advertising and personnel. The key elements of our operating strategy are:

  •
  a convenient and value-oriented shopping experience;

  •
  a low-cost operating structure supported by high per-store sales volume and relatively low warehouse, distribution and advertising costs; and

  •
  a differentiated real estate strategy using flexible store formats.

        We believe that our customer service orientation, competitive price format and broad product offerings provide a convenient and value-oriented shopping experience for our customers and help to build customer loyalty.

        Despite the high costs of operating in the New York greater metropolitan area, our high-volume stores generally allow us to effectively leverage occupancy costs, payroll and other store expenses. Our approximately 506,000 square foot primary distribution facility is centrally located in Maspeth, Queens, New York City. The facility is located within ten miles of approximately 90% of our stores, and none of our retail locations are farther than 50 miles from this facility. We also operate a second, smaller warehouse facility in North Bergen, New Jersey for the distribution of certain seasonal and other promotional merchandise. This approximately 114,000 square foot support facility enjoys similar proximity to most of our New York City locations while providing additional capacity and closer proximity to our stores located in New Jersey. We believe that these two central locations result in our relatively low warehouse and distribution costs as a percentage of sales.

        We have demonstrated our ability to successfully operate stores using a wide variety of store configurations and sizes. Rather than confine our stores to a single, standardized format, we adapt our store design to a variety of sizes and configurations. We believe this strategy provides us with a competitive advantage, as many of our competitors target more standardized spaces, which are more difficult to find in New York City. For example, our store sizes range from under 500 to approximately 12,800 square feet, and we operate 56 multi-level stores. Our guiding principle in store selection has been to focus not on the shape of the space, but rather on its strategic location in high-traffic areas in order to provide greater convenience to our customers.

        As of December 29, 2007, we operated 242 stores, ten of which were opened during fiscal 2007. During fiscal 2006 and 2005, we opened five stores and seven stores, respectively. We closed 16 stores in 2007, eight stores in 2006 and 11 stores in 2005. Among the ten new stores we opened during 2007, nine were in Manhattan and one was in the densely populated neighboring borough of Queens. As of December 29, 2007, approximately 58% of our stores were in Manhattan, 32% were in the outer boroughs of New York City and 10% were located outside New York City. At December 29, 2007, we occupied 1.6 million square feet of retail space, approximately 5% less than at the end of fiscal 2006. Approximately 49% of the stores we operated at December 29, 2007 had been opened since the beginning of fiscal 2000.

        In March 2006, as part of an expansion and realignment of the senior management team that started in November 2005, we announced a six-point strategic plan to transform our business and improve performance, known as "Duane Reade Full Potential." The plan addresses:

  •
  driving growth in front-end and pharmacy sales through improved customer service, transformation of store appearance, changing product selection and strengthening the Dollar Rewards program;

  •
  creating front-end margin improvements through reduced shrink rates, improved promotional effectiveness and increasing the level of private label offerings and other key branded categories;

  •
  improving operating efficiencies and optimizing cost structure through managing expenses;

  •
  reducing litigation cost and management burden;

  •
  addressing underperforming stores as early as possible to reduce the risk and costs associated with closing additional stores; and

  •
  optimizing working capital primarily through inventory reductions.

During 2006 and 2007, the implementation of "Duane Reade Full Potential" resulted in improved sales and margin performance compared to 2005, as well as reduced litigation expenses and improved working capital management. A continued focus on this program is a central element of our business strategy going forward.

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

        The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room, located at 100 F Street, N.E. Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at which reports, proxy and information statements and other information regarding issuers that file electronically with the SEC are available. This website may be accessed at http://www.sec.gov.

Recent Developments

Appointment of New Chief Executive Officer and Chairman of the Board.

        On March 31, 2008, we announced that John A. Lederer will be appointed as our Chief Executive Officer, Chairman of the Board and a director. We expect that Mr. Lederer will join us very shortly.

        Mr. Lederer, age 52, served as President of Loblaw Companies Limited, Canada's largest food distributor, from 2001 through September 2006. Mr. Lederer also served as a director of Loblaw for much of this period, capping a 30-year career with Loblaw and its subsidiary companies during which he held a number of senior leadership positions. In these roles, he was responsible for the operation and growth of national and regional banners, businesses and divisions. Mr. Lederer is a former director of the Food Marketing Institute and is the founder and former Chair of the President's Choice Children's Charity. He holds a Bachelor of Arts degree from York University. Mr. Lederer is also a director of Tim Hortons Inc., a Canadian-based quick-service restaurant chain. For more information regarding Mr. Lederer and his employment arrangements, see "Item 9B. Other Information."

        On January 18, 2008, Richard W. Dreiling had resigned as President, Chief Executive Officer and Chairman of the Board of Directors in order to become the Chief Executive Officer of a national retail chain. We appointed David W. D'Arezzo, our Senior Vice President and Chief Marketing Officer, as our Interim Chief Executive Officer. Mr. D'Arezzo continued to serve as Senior Vice President and Chief Marketing Officer during his time as Interim CEO. Following Mr. Lederer's appointment as our Chief Executive Officer, Mr. D'Arezzo will continue in his responsibilities as Senior Vice President and Chief Marketing Officer.

Company Operations

Front-End Merchandising

        Our overall front-end merchandising strategy is to provide a broad selection of competitively priced, branded and private label drugstore products in convenient, customer-friendly presentations. To further enhance customer service and loyalty, we attempt to maintain a consistent in-stock position in all merchandise categories. We offer brand name and private label health and beauty care products (including over-the-counter items), food and beverage items (including beer in all stores which have obtained the appropriate licenses), tobacco products, cosmetics, housewares, greeting cards, photofinishing services, photo supplies, seasonal and general merchandise and other products. Health and beauty care products represent our highest volume product categories within front-end sales. We allocate ample shelf space to popular brands of health and beauty care products. We place convenience items, such as candy, snacks and seasonal goods, near the check-out registers to provide all customers with optimum convenience and to stimulate impulse purchases.

        In addition to a wide array of branded products, we also offer our own private label products under various names including "5th Avenue", "Apt. 5", "Christmas in New York" and "Duane Reade." Private label products provide customers with high-quality, lower priced alternatives to brand name products, while generating generally higher gross profit margins than brand name products. These offerings also enhance our reputation as a value-oriented retailer. We currently offer approximately 1,000 everyday private label products, which, in fiscal 2007, accounted for approximately 7.9% of non-pharmacy sales. We believe that our strong brand image, reputation for quality and reliability in the New York City market, and our economies of scale in purchasing allow us to effectively manage an improved assortment of private label goods that offer an alternative for increased value to the consumer with higher profitability than comparable branded products.

        We complement our product offerings with additional customer services such as ATMs, "Coinstar" coin-exchange machines, sales of lottery tickets and postage stamps, money transfer services and acceptance of food stamps and other government-sponsored benefits. We also offer on-site photofinishing services in 100 stores. In 2007, in partnership with Consumer Health Services, Inc., we launched DR Walk-in Medical Care. These sites are designed to provide customers with convenient access to high-quality, urgent and non-emergency medical services at affordable prices, with the option to see on-site physicians on a walk-in basis for immediate examination and treatment. We believe these services enhance our convenience image and promote stronger customer loyalty.

Pharmacy

        Our pharmacy business is central to our customer identity and provides a critical link to our health and wellness business and sales in over-the-counter front-end products. Sales of prescription medications are expected to experience strong long-term growth trends attributable to the aging population, new drug discoveries, and increased use of quality of life prescription products. Increased prescription coverage through various private and government sponsored plans such as Medicare Part D program as well as the other favorable demographic trends mentioned above are expected to result in strong growth for all aspects of this business. Our same-store prescription retail drug sales, grew by 5.9% in 2007 as compared to 2006 and by 2.6% in 2006 as compared to 2005. Sales of prescription drugs, including resales of certain retail inventory, represented 46.0% of total sales in 2007, compared to 46.5% of total sales in 2006 and 48.1% of total sales in 2005. The number of generic prescriptions filled represented 55.7% of total prescriptions filled in 2007 as compared to 52.1% of total prescriptions filled in 2006 and 47.8% of total prescriptions filled in 2005. While the increase in the percentage of generic prescriptions filled reduces the rate of pharmacy same-store sales growth overall, it also increases our gross margin per prescription filled. This increased gross margin is due to lower cost generic prescriptions being more profitable than their branded equivalents. The trend of increases in generic prescriptions filled is the result of several high volume branded drug patent expirations that have enabled the introduction of lower cost generic alternatives and the conversion of certain popular prescription drugs to over-the-counter drugs. We have also continued to emphasize the value of using lower cost generic products to our customers.

        We believe that our extensive network of conveniently located stores, strong local market position and reputation for high quality healthcare products and services provide a competitive advantage in attracting pharmacy business from individual customers as well as managed care organizations, insurance companies, employers and other third party payers. The percentage of our total prescription drug sales covered by third party plans, which include government-paid plans, increased to approximately 93.0% in 2007, as compared to approximately 92.8% in 2006 and approximately 92.7% in 2005.

        Gross margins on sales covered by third party plans are generally lower than cash prescription drug sales because of the highly competitive nature of pricing for this business. During 2003, President Bush signed the Medicare Modernization Act, which created a new Medicare Part D benefit that expanded Medicare coverage of prescription drugs for senior citizens as well as for certain "dual eligible" individuals that were previously covered under state administered Medicaid plans. This new Medicare Part D coverage took effect in January 2006 and has resulted in decreased pharmacy margins resulting from lower reimbursement rates than our current margins on state Medicaid prescriptions as well as cash prescriptions. This new Medicare Part D program has been growing rapidly as more seniors reached age 65 and became eligible for this coverage. While the program has had an adverse impact on our pharmacy margins, based on our experience, we expect, over time, that increased utilization of prescription drugs by senior citizens participating in the new programs who previously were cash paying customers will partially offset the effect of lower margins on our revenues, although we are not certain this will be the case.

        The Centers for Medicare & Medicaid Services, or CMS, recently published federal reimbursement protocols governing Medicaid that adopt Average Manufacturer Price, or AMP, as a method of determining reimbursement rates in place of current reimbursement requirements based on average wholesale price. This proposed change in reimbursement rates will result in significantly lower gross margins for primarily generic prescriptions provided by retail pharmacies under the various state Medicaid programs. In November 2007, the National Association of Chain Drug Stores and the National Community Pharmacists Association filed a lawsuit in federal court seeking to enjoin the implementation of the proposed AMP reimbursement rules. The federal court granted an injunction postponing the implementation of AMP pending the outcome of the lawsuit. Presently, it is uncertain when this litigation will be resolved or what the ultimate outcome will be. There is also proposed legislation pending in Congress that would delay implementation or modify the proposed AMP reimbursement requirements and mitigate a portion of the adverse impact of the proposed AMP reimbursement requirements. This proposed legislation has been pending for months and it is uncertain whether it will be enacted in its current form, or at all.

        We believe that the higher volume of pharmacy sales to third party plan customers helps to offset the related lower gross profit margins and allows us to leverage other fixed store operating expenses. In addition, we believe that increased third party plan sales generate additional general merchandise sales by increasing customer traffic in our stores. As of December 29, 2007, we had contracts with over 340 third party plans, including virtually all major third party plans in our market areas. During fiscal 2007, New York Medicaid represented approximately 13% and 6% of our retail pharmacy and chain sales, respectively.

        Over the past several years, New York State reduced Medicaid and Elderly Pharmaceutical Insurance Coverage (EPIC) prescription reimbursement rates, adversely impacting our pharmacy gross margins. New York State also increased co-payments by $1.00 per prescription for branded drugs and $0.50 per prescription for generics effective in 2006. Under the New York State Medicaid program, reimbursement for multiple source prescription drugs for which an upper limit has been set by CMS will be an amount equal to the specific upper limit set by CMS. For a multiple source prescription drug or a brand-name prescription drug for which CMS has not set a specific upper limit, the lower of the estimated acquisition cost of such drug to pharmacies or the dispensing pharmacy's usual and customary price charged to the general public will be applied. Under the Medicaid guidelines, providers cannot refuse to dispense prescriptions to Medicaid recipients who claim they do not have the means to pay the required co-payments. Most Medicaid recipients do in fact decline to make the co-payments resulting in the requirement for the provider to absorb this cost. This resulted in lost reimbursements to us of approximately $1.6 million in fiscal 2006. In 2007, the New York State legislature enacted additional reimbursement reductions with an annual impact estimated at approximately $1.8 million. Budget proposals for New York State in 2008 are again reflecting additional reductions in New York Medicaid prescription reimbursements. The State of New Jersey is proposing reductions in dispensing fees and reimbursement rates in 2008. While final budget proposals have not yet been approved by either state, it is highly likely that there will ultimately be further reductions in reimbursements.

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

Improved generic utilization rates as well as a combination of direct purchases and contractual wholesaler purchases enabled us to achieve improved gross margins on pharmacy retail sales during 2005 and 2006. For the 52 weeks ended December 29, 2007, despite the continued favorable impact of higher generic dispensing rates, our gross margins on pharmacy retail sales declined in comparison to the corresponding periods of 2005 and 2006. The declines were primarily attributable to the impact of reduced Medicaid reimbursements and the increased proportion of lower margin Medicare Part D sales as well as some significant retail price decreases on certain high volume multi-sourced generic drugs.

        In 2007, we experienced pharmacy sales growth due to increased utilization of Medicare Part D, a general increase in consumer demand attributable primarily to a strong New York City economy and our Duane Reade Full Potential program. In 2006, we experienced an improving rate of pharmacy sales growth which we believe is attributable to a reduced impact of mail order, increased utilization of Medicare Part D, and a general increase in consumer demand primarily attributable to a strong economy and our Duane Reade Full Potential program. The rate of growth in pharmacy sales declined during 2005, due to a number of factors, including a decline in demand for hormonal replacement medications, increasing third party plan co-payments, negative publicity surrounding certain arthritis medications, conversion of certain prescription drugs to over-the-counter status and increased mail order and internet based penetration.

        Our central fill pharmacy facility receives orders in real time from all of our pharmacies via our chain-wide pharmacy operating system. The prescriptions are filled and then delivered to the appropriate store in advance of the scheduled pickup, thereby reducing waiting times during peak periods.

        We believe the central fill pharmacy facility provides a number of benefits, including improved inventory management, reduced costs and improved customer service at our stores. We also utilize an automated telephonic customer contact system to remind customers of refills and prescriptions awaiting pick-up at our stores.

        Our pharmacies are linked by a central computer system that makes central patient records available in real time, so that our customers can fill prescriptions at any Duane Reade pharmacy. The system provides customers with a broad range of services, including concurrent, prospective and retrospective drug reviews. Our pharmacy computer network profiles customer medical and other relevant information, supplies customers with information concerning their drug purchases for income tax and insurance purposes and prepares prescription labels and receipts. The computer network also expedites transactions with third party plans by electronically transmitting prescription information directly to the third party plan and providing on-line adjudication. At the time of sale, on-line adjudication confirms customer eligibility, prescription coverage, pricing and co-payment requirements and automatically bills the respective plan. On-line adjudication also reduces losses from rejected claims and eliminates a portion of our administrative burden related to the billing and collection of receivables and related costs.

        Our Performance Script Network provides pharmacy benefit administration and mail-order and specialty pharmacy services. We believe this business represents an opportunity to further increase our pharmacy sales growth. At December 29, 2007, we had approximately 100,000 contracted lives in the Performance Script Network.

        In 2007, we opened our second Diabetes Resource Center. The new center is located in Brooklyn, and like our flagship Diabetes Resource Center located in Manhattan, the new Brooklyn center is designed to assist individuals and their families in managing diabetes and is an educational facility which provides free training.

Internet

        Our interactive website, www.duanereade.com, is a convenient and efficient means that customers may use to access our Duane Reade ePharmacy. Customers can register to have access to view their prescription records, print insurance and tax reports, order refills, order new prescription and transfers, access drug information and ask our pharmacists a question. The website allows users to view company information and view our latest circular. Customers can use the website to order durable medical equipment and contact lenses. The website contains information about our customer loyalty program and our Dollar Rewards card. Our strategy has been to develop the website as an additional vehicle to deliver superior customer service and to supplement our convenient store locations. We believe www.duanereade.com provides one more important touch point to provide pharmacy services as well as allowing customers to contact us though the internet.

Store Operations

        Our stores range in size from under 500 to approximately 12,800 square feet, with an average of approximately 6,800 square feet per store as of December 29, 2007. Our stores are designed to facilitate customer convenience. We believe that our shelf configurations allow customers to find merchandise easily and allow store managers, security guards, cashiers and stock clerks to effectively monitor customer behavior. We attempt to group merchandise logically in order to enable customers to locate items quickly and to stimulate impulse purchases.

        We establish each store's hours of operation in an attempt to best serve customer traffic patterns and purchasing habits. Most stores in Manhattan's business districts are generally open six days per week. In residential and certain business/shopping districts, most stores are open seven days per week, with a heavy emphasis on convenient, early morning openings and late evening closings. We intend to continue to identify stores where we believe extended operating hours would improve customer service and convenience and contribute to our profitability. Most of our stores offer delivery services as an added customer convenience. Customers can arrange for delivery via phone, fax or internet. Each store is supervised by a store manager and one or more assistant store managers. Our stores are supplied up to five times per week from our two warehouses which enables us to maintain a high in-stock position, maximizes store selling space and minimizes our inventory investment per store.

Purchasing and Distribution

        We purchase approximately 96% of our non-pharmacy merchandise directly from manufacturers. We distribute approximately 82% of our non-pharmacy merchandise through our warehouses and receive direct-to-store deliveries for approximately 18% of our non-pharmacy purchases. Direct-to-store deliveries are made primarily for greeting cards, photofinishing, convenience foods, beverages and various categories of general merchandise. In total, we purchase from over 1,000 vendors. We believe that there are ample sources of supply for the merchandise we currently sell, and that the loss of any one non-pharmacy supplier would not have a material effect on our business.

        We generally purchase prescription medications under long-term supply agreements. Approximately $30 million of our pharmacy inventory at December 29, 2007 was shipped directly to our stores on a consignment basis.

Advertising and Promotion

        We advertise for our stores in a number of traditional and non-traditional ways. We use circulars, radio, direct mail, subway and bus advertising, phone kiosk and electronic indoor and outdoor advertising which highlight promotional items, special service offerings and programs. Annually, we also provide customers with approximately 80 million bags with the Duane Reade logo which also promotes our name within our trade area.

        Many of our promotions use our Dollar Rewards Loyalty Card and are targeted towards our most frequent shoppers. Dollar Rewards was the first loyalty card program in the chain drug store industry, with card membership currently exceeding 6.5 million. Approximately one-half of our front end sales are attributable to the 2.6 million card members who used the loyalty card in fiscal 2007.

Management Information Systems

        We have computerized pharmacy and inventory management information systems. We use scanning point-of-sale (POS) systems in each of our stores. These systems allow better control of pricing, inventory and shrink. POS also provides sales analysis that allows for improved labor scheduling and helps optimize product shelf space allocation and design by allowing detailed analysis of stock-keeping unit sales.

        We utilize a fully automated computer-assisted merchandise replenishment system for store front-end and pharmacy orders sourced through our distribution centers and our primary pharmacy supply distributor. These systems use item-specific and store-specific sales history to produce "suggested" orders for each store, which can be accepted or modified by the stores before being released.

        We also use radio frequency hand held scanning devices to communicate directly with our central processing facilities that permit real-time updates of our perpetual inventory information. These devices are also used to support inventory ordering, transfers, price changes and direct store deliveries. We utilize a chain-wide specific item cost-based inventory tracking and valuation system which provides improved controls over inventory management and shrink-related losses. Our in-store shelf labeling system is designed to improve pricing accuracy, upgrade our ability to communicate item prices to our customers and reduce the costs associated with processing weekly price changes.

Competition

        Our stores compete on the basis of convenience of location and store layout, product mix, selection, customer service and price. The New York City drugstore market is highly fragmented due to the complexities and costs of doing business in the most densely populated area of the country. We believe the diverse labor pool, local customer needs and the complex real estate market in New York City all favor regional chains that are familiar with the market. We tailor our store format to meet all of these requirements, which has proven successful in the business and residential neighborhoods of Manhattan, the outer boroughs and surrounding areas. Our primary competition comes from over 1,300 independent pharmacies located in New York City, as well as stores operated by major drugstore chains including CVS, Rite Aid and Walgreens. We believe that we have significant competitive advantages over independent drugstores in New York City. These include purchasing economies of scale, two strategically located warehouses that minimize store inventory and maximize selling space, a broad line of in-stock, brand name merchandise, the ability to offer a broad range of value-oriented private label products and a convenient store format. Against major drug chain competition, we enjoy the advantages of strategically located warehouses, a larger number of convenient locations and greater experience operating stores in the New York greater metropolitan area.

        We also compete to a lesser extent with other classes of retail trade, including supermarkets and mass merchants. We believe that our concentration in the densely populated New York City market limits the ability of big box retailers and supermarkets to expand meaningfully in many of our prime trading areas.

        An adverse trend for drugstore retailing has been the rapid growth in mail-order and internet-based prescription processors. These prescription distribution methods have grown in market share relative to drugstores as a result of the rapid rise in drug costs experienced in recent years. Mail-order prescription distribution methods have been perceived by many employers and insurers as being less costly than traditional distribution methods and have been mandated by an increasing number of third party pharmacy benefit managers, many of which also own and manage mail-order distribution operations. In addition to these forms of mail-order distribution, there have also been an increasing number of internet-based prescription distributors that specialize in offering certain high demand lifestyle drugs at deeply discounted prices. A number of these internet-based distributors operate illicitly and outside the reach of regulations that govern legitimate drug retailers. We believe these alternate distribution channels have acted to restrain the rate of sales growth for traditional chain drug retailers in the last several years.

        Drugstore chains have increased their national market share from 40% of prescription sales in 1996 to approximately 44% in 2007, while mail-order market share has increased from approximately 12% in 1996 to approximately 15% in 2007, predominantly at the expense of independent drug retailers. We expect the increase in market share for mail-order to continue, which will continue to restrain growth for market participants and cause negative pricing pressure. While mail-order market shares are expected to continue to increase, we believe that the use of mail-order is limited due to the time delay associated with mail-order sales, which limits the ability of customers to use this channel to obtain drugs to treat acute conditions. Approximately 56% of our new prescriptions are for acute cases. Further, we believe the cost savings associated with mail-order prescriptions are generally achieved through large volume orders, and typically orders of less than a 90-day supply will cost the same or more than a retail purchase due to shipping costs.

Government Regulation

        Our business is subject to extensive federal, state and local regulations. These regulations cover required qualifications, day to day operations, reimbursement and documentation of activities. We continuously monitor the effects of regulatory activity on our pharmacy and non-pharmacy related operations.

Licensure and Registration Laws

        New York and New Jersey require that companies operating a pharmacy within the state be licensed by the state board of pharmacy. We currently have pharmacy licenses for each pharmacy we operate in New York and New Jersey. The central fill facility is separately licensed by the New York State Board of Pharmacy. In addition, our pharmacies are required to be registered with state and federal authorities under statutes governing the regulation of controlled substances. Our mail-order facility is licensed and/or registered to operate in 30 states, including New York. Pharmacists who provide services on our behalf are required to obtain and maintain professional licenses and are subject to state regulations regarding professional standards of conduct. Each of our pharmacists located in New York is required to be licensed by the State of New York. The State of New Jersey requires the pharmacists employed at our stores in New Jersey to be licensed in New Jersey.

Medicare and Medicaid

        The pharmacy business operates under regulatory and cost containment pressures from federal and state legislation primarily affecting Medicaid and, to a lesser extent, Medicare.

        We receive reimbursement from government sponsored third party plans, including Medicaid and Medicare, non-government third party plans such as managed care organizations and also directly from individuals (i.e. private-pay). For the 2007 fiscal year, our pharmacy payer mix, as a percentage of total prescription sales, was approximately 66% managed care organizations, 27% Medicaid/Medicare and 7% private-pay. Pricing for private-pay patients is based on prevailing regional market rates. However, federal laws and regulations contain a variety of requirements relating to the reimbursement and furnishing of prescription drugs under Medicaid. First, states are given authority, subject to applicable standards, to limit or specify conditions for the coverage of some drugs. Second, as discussed below, federal Medicaid law establishes standards for pharmacy practice, including patient counseling and drug utilization review. Third, federal regulations impose reimbursement requirements for prescription drugs furnished to Medicaid beneficiaries. Prescription drug benefits under Medicare are paid pursuant to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (P.L. 108-173), or the Medicare Modernization Acts. In addition to requirements mandated by federal law, individual states have substantial discretion in determining administrative, coverage, eligibility and reimbursement policies under their respective state Medicaid programs that may affect our pharmacy operations.

        The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, executive orders and freezes and funding restrictions, all of which may significantly impact our pharmacy operations. We cannot assure you that payments for pharmaceuticals under the Medicare and Medicaid programs will continue to be based on current methodologies or even remain similar to present levels. We may be subject to rate reductions as a result of federal or state budgetary constraints or other legislative changes related to the Medicare and Medicaid programs including, but not limited to, the Medicare Part D drug benefit. Over the past several years, New York State has reduced Medicaid and EPIC prescription reimbursement rates, adversely impacting our pharmacy sales and gross margins.

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

        Federal Anti-Kickback Statute:    The federal anti-kickback statute, Section 1128B(b) of the Social Security Act (42 U.S.C. 1320a-7b(b)), prohibits, among other things, the knowing and willful offer, payment, solicitation or acceptance of remuneration, directly or indirectly, in return for referring an individual to a provider of services for which payment may be made in whole or in part under a federal healthcare program, including the Medicare or Medicaid programs. In addition, the federal anti-kickback statute prohibits the knowing and willful solicitation or receipt of any remuneration directly or indirectly in return for purchasing, leasing, ordering or arranging for or recommending the purchasing, leasing or ordering of any good, facility, service or item for which payment may be made in whole or in part under a federal health care program, including Medicare or Medicaid. Remuneration has been interpreted to include any type of cash or in-kind benefit, including long-term credit arrangements, gifts, supplies, equipment, prescription switching fees, or the furnishing of business machines. Several courts have found that the anti-kickback statute is violated if any purpose of the remuneration, not just the primary purpose, is to induce referrals.

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

        The False Claims Act:    Under the False Claims Act, or the FCA, civil penalties may be imposed upon any person who, among other things, knowingly or recklessly submits, or causes the submission of false or fraudulent claims for payment to the federal government, for example, in connection with Medicare and Medicaid. Any person who knowingly or recklessly makes or uses a false record or statement in support of a false claim, or to avoid paying amounts owed to the federal government, may also be subject to damages and penalties under the False Claims Act.

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

        In addition to the False Claims Act, the federal government has other civil and criminal statutes, which may be utilized if the government suspects that we have submitted false claims. Criminal provisions that are similar to the False Claims Act provide that if a corporation is convicted of presenting a claim or making a statement that it knows to be false, fictitious or fraudulent to any federal agency, it may be fined not more than twice any pecuniary gain to the corporation, or, in the alternative, no more than $500,000 per offense. Many states also have similar false claims statutes that impose liability for the types of acts prohibited by the FCA.

        In April 2007, former New York State Governor Elliot Spitzer signed legislation implementing the Health and Mental Hygiene Budget for the 2007-2008 fiscal year. New York State's False Claims Act was included within that legislation. The New York State False Claims Act is modeled after the federal False Claims Act. The New York State False Claims Act provides that a false claim can result in civil penalties between $6,000 to $12,000 per claim and possible treble damages. In addition, the New York State Medicaid Inspector General James G. Sheehan has recently announced the commencement of an aggressive audit program targeting Medicaid payments to New York State retail pharmacies. The New Jersey Health Care Claims Fraud Act (N.J.S.A. 2C:21-4.2, et seq.) prohibits the filing of false or misleading claims for payment for health care services and imposes penalties including imprisonment and fines of five times the amount of the claim or more. Section 6031 of the Deficit Reduction Act of 2005 and Section 1901 of the Social Security Act provide a financial incentive for states to enact false claims acts that establish liability to the state for the submission of false or fraudulent claims to the state's Medicaid program.

        If a state false claims act is determined to meet certain enumerated requirements, the state is entitled to an increase of 10 percentage points in its share of any amounts recovered under a state action brought under such law. Under Section 1909(b) of the Social Security Act, the United States Department of Health and Human Services, Office of Inspector General is required to determine, in consultation with the Attorney General of the United States, whether a state has in effect a law relating to false or fraudulent claims submitted to a state Medicaid Program that meets the enumerated requirements. The effective date of Section 1909 of the Social Security Act is January 1, 2007. On August 7, 2007, the Office of Inspector General notified the New York State Attorney General that the New York State False Claims Act met the requirements of Section 1909(b). New Jersey has not had its false claims act reviewed by the Office of the Inspector General for this purpose. On May 19, 2005, New York City Mayor Michael Bloomberg signed into law the New York City False Claims Act (Local

Law 53 of 2005) which authorizes citizens to bring lawsuits to recover treble damages for fraudulent claims submitted to the city. Finally, the submission of false claims may result in termination of our participation in federal or state healthcare programs. Members of management and persons who actively participate in the submission of false claims can also be excluded from participation in federal healthcare programs.

        We believe that we have sufficient procedures in place to provide for the accurate completion of claim forms and requests for payment. Nonetheless, given the complexities of the Medicare, Medicaid and other third party payer programs, some of our billing and record-keeping practices may be alleged to be false claims by the enforcing agency or a private litigant.

Physician Self-Referral Laws

        The federal physician self-referral law, Section 1877 of the Social Security Act (42 U.S.C. § 1395nn, commonly known as the "Stark Law") prohibits physicians from referring Medicare patients for certain designated health services to entities with which the physician or an immediate family member of the physician has a financial relationship, unless an exception applies. The Stark Law is implicated if the physician has an ownership or financial relationship with the entity that is providing the designated health service. The Stark Law also prohibits the entity from billing for services provided pursuant to a prohibited referral. Among the designated services covered by the Stark Law include outpatient prescription drugs. Sanctions for violating the Stark Law include denial of payment and civil monetary penalties of not more than $15,000 for each bill or claim for a service. Any physician or other entity that enters into an arrangement or scheme (such as a cross-referral arrangement) which the physician or entity knows or should know has a principal purpose of issuing referrals by the physician to a particular entity which, if the physician directly made referrals to such entity, would be in violation of the Stark Law and is subject to a civil monetary penalty of not more than $100,000 for each such arrangement or scheme. The Stark Law is implicated if the physician, or an immediate family member of such physician, has an ownership or compensation arrangement with the entity. Both New York and New Jersey have enacted state physician self-referral statutes and regulations that are similar to the Stark Law in scope and purpose. The federal and state physician self-referral laws are also commonly referred to as Fraud and Abuse laws. Although we believe that our relationships with physicians and other individuals are in compliance with the Stark Law and its state equivalents, a government enforcement agent, private litigant or court may determine that our business relationships violate the Fraud and Abuse laws.

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

Healthcare Information Practices

        The Health Insurance Portability and Accountability Act of 1996, or HIPAA, sets forth standards for electronic transactions; unique provider, employer, health plan and patient identifiers; security and electronic signatures as well as privacy protections relating to the exchange of individually identifiable health information. The Department of Health and Human Services, or DHHS, has released several rules mandating compliance with the standards set forth under HIPAA. We believe our pharmacies initially achieved compliance with DHHS's standards governing the privacy of individually identifiable health information that became effective on April 14, 2003 and with DHHS's standards governing the security of electronically stored health information that became effective on April 20, 2005. In addition, we have implemented the uniform standards governing common healthcare transactions by the required compliance date of October 16, 2003. Finally, management has taken or will continue to take all necessary steps to achieve and maintain compliance with the HIPAA standards mentioned above and with other HIPAA rules as applicable, including the standard unique employer identifier rule, the standard health care provider identifier rule and the enforcement rule.

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

        In addition to the HIPAA restrictions relating to the exchange of healthcare information, individual states have adopted laws protecting the confidentiality of patient information which impact the manner in which pharmacy records are maintained. Violation of patient confidentiality rights under common law, state law or federal law could give rise to damages, penalties, civil or criminal fines and/or injunctive relief. We believe that our pharmacy operations, data sales arrangements and prescription file-buying program are in compliance with applicable federal and state privacy protections. However, an enforcement agency or court may find a violation of state or federal privacy protections arising from our pharmacy operations, our data sales arrangements or our prescription file-buying program and such finding of a violation may have a material adverse effect upon our business and our financial results.

Healthcare Reform and Federal Budget Legislation

        In recent years, Congress has passed a number of federal laws that have created major changes in the healthcare system. In December 2000, the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000, or BIPA, was signed into law. Generally, BIPA addressed attempts to modify the calculation of average wholesale prices of drugs, or AWPs, upon which Medicare and Medicaid pharmacy reimbursement has been based. The federal government has been actively investigating whether pharmaceutical manufacturers have been improperly manipulating average wholesale prices, and several pharmaceutical manufacturers have paid significant civil and criminal penalties to resolve litigation relating to allegedly improper practices affecting AWP. In October 2006, First Data Bank, which was one of two primary sources of AWP price reporting, announced that it had entered into a settlement agreement related to its reporting of average wholesale prices, subject to final court approval. Under the terms of the proposed settlement agreement, First Data Bank agreed to reduce the reported AWP of certain drugs by 4% and to discontinue the publishing of AWP at a future time. In May 2007, Medi-Span, the other primary source of average wholesale price reporting, entered into a similar settlement agreement, also subject to final court approval. In January 2008, the court denied approval of the First Data Bank and Medi-Span settlements as proposed and the outcome of the pending litigation remains uncertain. In March 2008, First Data Bank announced the filing of an amended settlement with the court. The impact of the proposed amended settlement and whether the court will approve it is unclear at this time.

        In response to BIPA and other criticisms of AWP pricing methodologies, the Medicare Modernization Act described above contains a number of drug pricing reforms, some of which were effective January 1, 2004. Section 1927 of the Social Security Act established the Medicaid drug rebate program. For a manufacturer's covered outpatient drugs to be eligible for federal Medicaid funding under the Medicaid drug rebate program, the manufacturer must enter into a rebate agreement with the CMS, and pay quarterly rebates to the states. Section 1927(b)(3) of the Act requires a participating manufacturer to report quarterly to CMS the average manufacturer price for each covered outpatient drug. Section 1927(k)(1) of the Social Security Act defines the "average manufacturer price" as the average price paid to the manufacturer by wholesalers for drugs distributed to the retail pharmacy class of trade, after deducting customary prompt pay discounts.

        Under Section 1902(a)(54) of the Social Security Act, each state is required to submit a Medicaid state plan to CMS describing its payment methodology for covered outpatient drugs. Federal regulations require, with certain exceptions, that each state's Medicaid reimbursement for a drug not exceed (in the aggregate) the lower of (a) its estimated acquisition costs plus a reasonable dispensing fee or (b) the provider's usual and customary charge to the public.

        The Deficit Reduction Act of 2005 requires the Secretary of the United States Department of Health and Human Services to provide average manufacturer price data to the states on a monthly basis beginning July 1, 2006. On July 17, 2007, CMS issued a final rule that implemented the provisions of the Deficit Reduction Act with respect to prescription drug reimbursement under the Medicaid program. This rule defined the terms "average manufacturer price" ("AMP") and "best price". It specifies the items that must be included and excluded in the calculation of each term. This rule became effective on October 1, 2007. The rule also implemented the Deficit Reduction Act provision establishing a new reimbursement formula for generic drugs under Medicaid and establishes federal upper limits for generics based on 250% of the lowest AMP in a given drug class. In November 2007, the National Association of Chain Drug Stores and the National Community Pharmacists Association filed a lawsuit in federal court seeking to enjoin the implementation of the proposed AMP reimbursement rules. On December 19, 2007, the United States District Court for the District of Columbia granted a preliminary injunction enjoining CMS from implementing the proposed AMP reimbursement rules. The preliminary injunction remains in place. However, it is uncertain at this time whether HHS and CMS will revise and reissue the AMP reimbursement rules and what impact, if any, the revised and reissued rules, if any, will have on us.

        The new Medicare Part D drug benefit went into effect on January 1, 2006. Prior to January 1, 2006, Medicare beneficiaries were able to receive some assistance with their prescription drug costs through a prescription drug discount card program which began in June, 2004. This discount card program gave enrollees access to negotiated discount prices for prescription drugs.

        On January 28, 2005, CMS published a final rule to implement the Medicare Part D drug benefit. Under the Medicare Part D drug benefit, Medicare beneficiaries are able to enroll in prescription drug plans offered by private entities or, to the extent private entities fail to offer a plan in a given area, through a government contractor. Medicare Part D prescription drug plans include both plans providing the drug benefit on a stand alone basis and Medicare Advantage plans that provide drug coverage as a supplement to an existing medical benefit under the applicable Medicare Advantage plan. Pursuant to the CMS final rule, we will be reimbursed for drugs that we provide to enrollees of a given Medicare Part D prescription drug plan in accordance with the terms of the agreements negotiated between the Medicare Part D plan and us. We accept most Medicare Part D plans in our market areas. The amount of reimbursement to us under Medicare Part D plans is less than the amount under New York and New Jersey state Medicaid, and generally less than traditional nongovernmental third-party plans.

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

Minimum Wage Requirements

        We are impacted by recent legislation in states to increase the minimum hourly wages. New York State increased the minimum hourly wage from $5.15 to $6.00 on January 1, 2005, to $6.75 on January 1, 2006, and again to $7.15 on January 1, 2007. New Jersey increased the minimum hourly wage from $5.15 to $6.15 on October 1, 2005, and again to $7.15 on October 1, 2006. In addition, the U.S. Congress has passed legislation that would result in a federal minimum hourly wage increase to $7.25 in July 2009. While these increases have impacted our cost of labor, we have, and believe we can continue to, offset a significant portion of these cost increases through initiatives designed to further improve our labor efficiency.

Employees

        As of December 29, 2007, we had approximately 6,700 employees. Unions represent approximately 4,800 of our employees. Non-union employees include employees at corporate headquarters, store and warehouse management and all of our store pharmacists. The distribution facility employees are represented by the International Brotherhood of Teamsters, Chauffeurs and Warehousemen and Helpers of America, Local 210. Our three year contract with this union expires on August 31, 2008. Employees in 138 stores are represented by RWDSU/Local 338 and employees in the remaining 104 stores are represented by Local 340A New York Joint Board, UNITE AFL CIO. Our three year contracts with RWDSU/Local 338 and Local 340A expire on March 31, 2009. We expect to commence negotiations to renew these union contracts at the appropriate time.

Intellectual Property

        We hold a number of registered and unregistered trademarks. Trademarks we have registered with the United States Trademark Office include the name "Duane Reade;" the distinctive "DR" logo; "DR Express," and its associated logo; "Christmas in New York;" "Mayfair Chemists;" "Fifth Avenue Preferred;" "Color for the City;" "Apt. 5"; and the logo "Performance Script Network". We have applications currently pending before the United States Trademark Office to register our trademarks "City Chic"; "Duane Reade DRC Diabetes Resource Center," with its associated logo; and "We Pledge" with the Duane Reade logo. We regard the Duane Reade name and logo, as well as our other trademarks, as valuable assets. In September of 1998, we acquired twenty-nine Rock Bottom stores, which we converted to the Duane Reade format in the 1999 fiscal year. In addition, in connection with the Rock Bottom acquisition, we acquired the "Rock Bottom" name and the "Rock Bottom" logo, each of which are registered trademarks.

ITEM 1A.    Risk Factors

        The following risk factors should be read carefully in connection with evaluating us and this annual report on Form 10-K. Certain statements in this "Risk Factors" section are forward-looking statements. See "Forward-Looking Statements" above.

Risks Related to Our Business

We face a high level of competition in our markets.

        We operate in highly competitive markets. In the New York greater metropolitan area, we compete against national, regional and local drugstore chains, discount drugstores, supermarkets, combination food and drugstores, discount general merchandise stores, mass merchandisers, independent drugstores and local merchants. Major chain competitors in the New York greater metropolitan area include CVS, Rite Aid and Walgreens. In addition, other chain stores may enter the New York greater metropolitan area and become significant competitors in the future. Many of our competitors have greater financial and other resources than we do. Currently, we have the largest market share in the New York metropolitan area compared to our competitors in the drugstore business. If any of our current competitors, or new competitors, were to devote significant resources to enhancing or establishing an increased presence in the New York greater metropolitan area, they could make it difficult for us to maintain or grow our market share or maintain our margins, and our advertising and promotional costs could increase. This competition could materially adversely affect our results of operations and financial condition in the future. In addition to competition from the drugstore chains named above, our pharmacy business also competes with hospitals, health maintenance organizations and Canadian imports.

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

        Substantially all of our stores are located in the greater New York metropolitan area. As a result, we are sensitive to, and our success will be substantially affected by, economic conditions and other factors affecting this region, such as the regulatory environment, the cost of energy, real estate, insurance, taxes and rent, weather, demographics, the availability of labor, and geopolitical factors such as terrorism. We cannot predict economic conditions in this region. During the 1990s, the New York City economy grew substantially, and our business benefited from this high rate of economic growth. As a result of the economic recession and the terrorist attack on the World Trade Center in September 2001, however, the New York City economy was materially and adversely affected. Recent improvements in the New York City economy may not continue or impact our business favorably. The level of national economic activity as measured by a number of recent key economic indicators has shown a decline that may potentially lead to a recession in 2008 or 2009, and the New York City economy may be particularly susceptible to a downturn because of difficulties in the financial services industry. Furthermore, to the extent that personal disposable income declines as a result of falling housing prices, increased energy costs or other macroeconomic factors, we could experience lower profit margins, lower sales (particularly in front-end merchandise) and increased levels of shrink. Because most of our stores are located in the highly urbanized areas throughout New York City and the surrounding metropolitan area, our stores experience a higher rate of shrink than our national competitors. in other, less urban markets.

        Our sales and profitability have in the past been affected by events and other factors that affect New York City. Examples include smoking-ban legislation, the August 2003 Northeast power blackout, significant non-recurring increases in real estate taxes and insurance costs and the 2004 Republican National Convention. In 2005, our results were negatively affected by increased labor costs associated with the ongoing shortage of pharmacists in the New York City metropolitan area and increases in New York state and to a lesser extent New Jersey state minimum wage rates. In 2006 and 2007, we continued to experience cost pressures from increased pharmacist salary costs as well as further increases in minimum wage rates. Any other unforeseen events or circumstances that affect the New York City metropolitan area could also materially adversely affect our revenues and profitability.

We require a significant amount of cash flow from operations and third party financing to pay our indebtedness, to execute our business plan and to fund our other liquidity needs.

        We may not be able to generate sufficient cash flow from operations, our suppliers may not continue to extend us normal trade payments terms, and future borrowings may not be available to us under our amended asset-based revolving loan facility or otherwise in an amount we will need to pay our indebtedness, to execute our business plan or to fund our other liquidity needs. We expect to spend approximately $58.7 million in 2008 on capital expenditures, lease acquisitions, pharmacy customer file acquisitions and other costs. We also require working capital to support inventory for our existing stores. In addition, we may need to refinance some or all of our indebtedness, including indebtedness under our amended asset-based revolving loan facility, our senior subordinated notes and our senior secured floating rate notes, or our preferred stock at or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. Failure to generate or raise sufficient funds may require us to modify, delay or abandon some of our future business initiatives or expenditure plans.

Our operations are subject to trends in the healthcare industry.

        Pharmacy sales, which generate lower margins than front-end sales, represent a significant percentage of our total sales. Pharmacy sales, including resales of certain retail inventory, accounted for approximately 46.0% of total sales in the fiscal year ended December 29, 2007, 46.5% of total sales in the fiscal year ended December 30, 2006 and approximately 48.1% of total sales in the fiscal year ended December 31, 2005. Pharmacy sales not only have lower margins than non-pharmacy sales but are also subject to increasing margin pressure, as managed care organizations, insurance companies, government funded programs, employers and other third party payers, which collectively we call third party plans, have become prevalent in the New York greater metropolitan area and as these plans continue to seek cost containment. Also, any substantial delays in reimbursement, significant reduction in coverage or payment rates from third party plans may have a material, adverse effect on our business. In addition, an increasing number of employers are now requiring participants in their plans to obtain some of their prescription drugs, especially those for non-acute conditions, through mail-order providers. Medicare Part D benefits for senior citizens that became available in January 2006 resulted in lower reimbursement rates and resultant gross margins than the non-third party plan margins and state Medicaid reimbursement rates they replaced. These factors and other factors related to pharmacy sales described below may have a negative impact on our pharmacy sales in the future. See "—We face a high level of competition in our markets." Sales to third party prescription plans, which include government-paid plans, represented 93.0% of our prescription sales for the fiscal year ended December 29, 2007, 92.8% of our prescription sales for the fiscal year ended December 30, 2006 and 92.7% of our prescription sales for the fiscal year ended December 31, 2005.

        The continued conversion of various prescription drugs to over-the-counter medications may materially reduce our pharmacy sales and customers may seek to purchase such medications at non-pharmacy stores. Also, if the rate at which new prescription drugs become available slows or if new prescription drugs that are introduced into the market fail to achieve popularity, our pharmacy sales may be adversely affected. The withdrawal of certain drugs from the market or concerns about the safety or effectiveness of certain drugs or negative publicity surrounding certain categories of drugs may also have a negative effect on our pharmacy sales or may cause shifts in our pharmacy or front-end product mix. For example, the rate of growth in pharmacy sales declined in 2005 due to a number of factors, including a decline in demand for hormonal replacement medications, increasing third party plan co-payments, negative publicity surrounding certain arthritis medications, conversion of certain prescription drugs to over-the-counter status and increased mail order and internet based penetration.

        Healthcare reform and enforcement initiatives sponsored by federal and state governments may also affect our revenues from prescription drug sales. These initiatives include:

  •
  proposals designed to significantly reduce spending on Medicare, Medicaid and other government programs;

  •
  changes in programs providing for reimbursement for the cost of prescription drugs by third party plans;

  •
  the Medicare Modernization Act;

  •
  increased scrutiny of, and litigation relating to, prescription drug manufacturers' pricing and marketing practices; and

  •
  regulatory changes relating to the approval process for prescription drugs.

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

        During the fiscal years ended December 29, 2007, December 30, 2006, and December 31, 2005, we were wholly or partially reimbursed by third party plans for approximately 93.0%, 92.8% and 92.7%, respectively, of the prescription drugs that we sold. The percentage of prescription sales reimbursed by third party plans has been increasing, and we expect that percentage to continue to increase. Prescription sales reimbursed by third party plans, including Medicare and Medicaid plans, have lower gross margins than other pharmacy sales. Third party plans may not increase reimbursement rates sufficiently to offset expected increases in prescription acquisition costs, thereby reducing our margins and adversely affecting our profitability. In addition, continued increases in co-payments by third party plans may result in decreases in drug usage.

        In particular, Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective reimbursement rate adjustments, administrative rulings, executive orders and freezes and funding restrictions, all of which may significantly impact our pharmacy operations. For the 2007 fiscal year, approximately 27% of our total prescription sales were paid for by Medicaid or Medicare. Over the last several years, a number of states experiencing budget deficits have moved to reduce Medicaid prescription reimbursement rates. Over the past several years, New York State reduced Medicaid and EPIC prescription reimbursement rates, adversely impacting our pharmacy gross margins. Under the New York State Medicaid Program, reimbursement for a multiple source prescription drug for which a federal upper limit has been set by CMS will be in an amount equal to the specific federal upper limit for the multiple source prescription drug. For a multiple source prescription drug or a brand name prescription drug for which no specific federal upper limit has been set, the lower of the estimated cost of each drug to pharmacies or the dispensing pharmacy's usual and customary price charged to the public will be applied.

        CMS has recently published federal reimbursement protocols governing Medicaid that adopt AMP as a method of determining reimbursement rates in place of current reimbursement requirements based on average wholesale price. This proposed change in reimbursement rates will result in significantly lower gross margins for primarily generic prescriptions provided by retail pharmacies under the various state Medicaid programs. On November 7, 2007, the National Association of Chain Drug Stores and the National Community Pharmacists Association filed a lawsuit in federal court seeking to enjoin the implementation of the proposed AMP reimbursement rules. The federal court granted an injunction postponing the implementation of AMP pending the outcome of this lawsuit. Presently, it is uncertain when this litigation will be resolved or what the ultimate outcome will be. In addition, although there have been legislative initiatives designed to modify the reimbursement rules, it is not clear at this time whether such efforts will have an effect on our business.

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

        In addition to the regulations relating to the conduct of our pharmacy business, our pharmacists are subject to licensing requirements and are required to comply with various federal and state laws regarding compliance with dispensing procedures, anti-fraud statutes, false claims and other rules and regulations. Although we have a compliance program in place, in the event that a pharmacist is determined to not have a valid license for purposes of processing certain state and federal claims or is listed on a federal or state excluded provider list, we could be subject to significant fines and penalties.

        Federal and state laws that require our pharmacists to offer free counseling to their customers about medication, dosage, delivery systems, common side effects and other information the pharmacists deem significant can impact our business. Our pharmacists may also have a duty to warn customers regarding any potential negative effects of a prescription drug if the warning could reduce or negate these effects. Violations of federal, state, and common law privacy protections could give rise to significant damages, penalties, and/or injunctive relief. Additionally, we are subject to federal and state regulations relating to our pharmacy operations, including purchasing, storing and dispensing of controlled substances. Laws governing our employee relations, including minimum wage requirements, overtime and working conditions also impact our business. Increases in the federal minimum wage rate, employee benefit costs or other costs associated with employees could significantly increase our cost of operations, which could materially adversely affect our level of profitability.

We could be materially and adversely affected if either of our distribution centers is shut down.

        We operate two centralized distribution centers, one in Queens, New York and the other in North Bergen, New Jersey. We ship most of our non-pharmacy products to our stores through our distribution centers. If either of our distribution centers is destroyed, or shut down for any other reason, including because of weather or labor issues, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores during the time it takes for us to reopen or replace the centers. We maintain business interruption insurance to protect us from the costs relating to matters such as a shutdown, but our insurance may not be sufficient, or the insurance proceeds may not be timely paid to us, in the event of a shutdown.

We rely on a primary supplier of pharmaceutical products to sell products to us on satisfactory terms. A disruption in our relationship with this supplier could have a material, adverse effect on our business.

        We are party to multi-year, merchandise supply agreements in the normal course of business. The largest of these is with AmerisourceBergen, our primary pharmaceutical supplier, which supplied most of our pharmaceutical products in fiscal 2007 and 2006. Although it is the opinion of management that if any of these agreements were terminated or if any contracting party were to experience events precluding fulfillment of its obligations, we would be able to find a suitable alternative supplier, however, we may not be able to do so without significant disruption to our business. This could take a significant amount of time and result in a loss of customers.

We may be unable to attract, hire and retain qualified pharmacists, which could harm our business.

        As our business expands, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified pharmacists. Our industry is experiencing an ongoing shortage of licensed pharmacists. Competition for qualified pharmacists and other pharmacy professionals has been especially strong, resulting in higher salaries, which we have matched by raising the salaries of our pharmacists. Although we generally have been able to meet our pharmacist staffing requirements in the past, our inability to do so in the future at costs that are favorable to us, or at all, could negatively impact our revenue, and our customers could experience lower levels of customer care. In 2007, we continued to experience cost pressures from increased pharmacist salary costs.

Most of our employees are covered by collective bargaining agreements. A failure to negotiate new agreements when the existing agreements terminate could disrupt our business.

        As of December 29, 2007, we had approximately 6,700 employees. Unions represent approximately 4,800 of our employees. Non-union employees include employees at corporate headquarters, store and warehouse management and all of our store pharmacists. The distribution facility employees are represented by the International Brotherhood of Teamsters, Chauffeurs and Warehousemen and Helpers of America, Local 210. Our three-year contract with this union expires on August 31, 2008. Local 210 represents approximately 400 employees in our Maspeth, New York and North Bergen, New Jersey warehouse facilities. At December 29, 2007, employees in 138 stores were represented by the RWDSU/Local 338 and employees in the remaining 104 stores were represented by Local 340A New York Joint Board, UNITE AFL-CIO. Our three year collective bargaining agreements with RWDSU/Local 338 and Local 340A expire on March 31, 2009.

        While we plan to commence negotiations to renew our union contracts at the appropriate time, upon the expiration of any of our collective bargaining agreements, we may be unable to negotiate new collective bargaining agreements on terms favorable to us, and our business operations may be interrupted as a result of labor disputes, strikes, work stoppages or difficulties and delays in the process of renegotiating our collective bargaining agreements.

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

        Our success depends to a large extent on the continued service of our executive management team. Departures by our executive officers could have a negative impact on our business, as we may not be able to find suitable management personnel to replace departing executives on a timely basis. We do not maintain key-man life insurance on any of our executive officers.

        As previously disclosed, Richard W. Dreiling resigned as our chief executive officer effective January 18, 2008, and David W. D'Arezzo was appointed to be our Interim Chief Executive Officer effective on January 18, 2008. On March 31, 2008, we announced that John A. Lederer would be appointed as our Chief Executive Officer, Chairman of the Board and a director. Mr. Lederer's employment is expected to commence shortly. Mr. D'Arezzo will continue his responsibilities as Senior Vice President and Chief Marketing Officer under Mr. Lederer once Mr. Lederer becomes Chief Executive Officer. For further discussion, see "Item 9B. Other Information."

Continued volatility in insurance related expenses and the markets for insurance coverage could have a material, adverse effect on us.

        The costs of employee health, workers' compensation, property and casualty, general liability, director and officer and other types of insurance could rise, while the amount and availability of coverage can decrease. These conditions are exacerbated by rising healthcare costs, legislative changes, economic conditions and the threat of terrorist attacks such as that which occurred on September 11, 2001. If our insurance-related costs increase significantly, or if we are unable to obtain adequate levels of insurance, our financial position and results of operations could be materially adversely affected.

Certain risks are inherent in providing pharmacy services, and our insurance may not be adequate to cover any claims against us.

        Pharmacies are exposed to risks inherent in the packaging, dispensing and distribution of pharmaceuticals and other healthcare products. Although we maintain professional liability and errors and omissions liability insurance, the coverage limits under our insurance programs may not be adequate to protect us against future claims, and we may not have the ability to maintain this insurance on acceptable terms in the future, which could materially adversely affect our business.

We are subject to trends in the retail industry and changes in consumer preferences, and a failure to anticipate such changes or react to such changes in a timely manner may have a material, adverse effect on our business.

        Our success depends on our ability to respond to changing trends and shifting consumer demand. If we misjudge trends and are unable to adjust our product offerings in a timely manner, our net sales may decline or fail to meet expectations and any excessive inventory may need to be sold at lower prices. For instance, over the past several years, our overall photofinishing business and sales of film have experienced significant declining sales as the industry as a whole experiences declines in the use of traditional technologies and as we have made the transition to digital photofinishing. We have placed self-serve kiosks in several of our store locations in an attempt to respond to the transition to digital photofinishing but our digital photofinishing business may not grow as expected. As a result, our business and prospects could suffer. Trends other than changes in product demand in the retail industry may also adversely affect our business. For example, changing demands for customer and ancillary services, developments in our loyalty card programs and other such trends may also affect the business.

The outcome of current and future litigations and other proceedings in which we are involved may have a material, adverse effect on our results of operations and cash flow.

        We are subject to various litigations and other proceedings in our business, which if determined unfavorably to us, could have a material, adverse effect on our results of operations and cash flow. In addition, any of the current or possible future civil or criminal actions in which we may be involved could require significant management and financial resources, which could otherwise be devoted to the operation of our business. For a more detailed discussion of these litigations and other proceedings, see "Item 3. Legal Proceedings."

Risks Related to Our Capital Structure

Our substantial indebtedness could prevent us from fulfilling our obligations under our indebtedness and may otherwise restrict our activities.

        We have a significant amount of indebtedness. As of December 29, 2007, we had a total of approximately $555.9 million of indebtedness outstanding, consisting of approximately $141.4 million outstanding under the amended asset-based revolving loan facility, $210.0 million of outstanding senior secured floating rate notes, $195.0 million of outstanding senior subordinated notes and approximately $9.5 million of capital lease obligations.

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

        We and our subsidiaries may be able to incur substantial additional indebtedness in the future. We are able to incur up to $220.0 million in total indebtedness under the amended asset-based revolving loan facility, of which approximately $141.4 million was outstanding as of December 29, 2007. Our ability to borrow under the amended asset-based revolving loan facility is subject to a borrowing base formula. The agreement governing the amended asset-based revolving loan facility also allows us to incur additional other indebtedness. The indentures governing the senior secured floating rate notes and the senior subordinated notes contain some limitations on the ability of Duane Reade Inc., Duane Reade GP and their restricted subsidiaries to incur indebtedness; however, those indentures may not prohibit those entities from incurring additional indebtedness. There is no restriction on the ability of Duane Reade Holdings, Inc. to incur indebtedness. If new indebtedness is added to our and our subsidiaries' current indebtedness levels, the related risks that we and they now face would intensify.

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

        Duane Reade Shareholders owns 100.0% of the outstanding shares of our common stock. Oak Hill owns a majority of the voting membership interests in Duane Reade Shareholders. See "Item 6. Selected Financial Data."

        Accordingly, Oak Hill indirectly beneficially owns a majority of our outstanding shares of common stock and can determine the outcomes of the elections of members of our board of directors and the outcome of corporate actions requiring stockholder approval, including mergers, consolidations and the sale of all or substantially all of our assets. Oak Hill also controls our management, policies and financing decisions and is in a position to prevent or cause a change of control. The interests of Oak Hill could conflict with those of our public debt holders. For example, if we encounter financial difficulties or are unable to pay our debts as they come due, the interests of Oak Hill as an equity holder might conflict with the interests of our noteholders. Oak Hill may have an interest in pursuing acquisitions, divestitures or financings or other transactions that, in its judgment could enhance its equity investment, even though such transactions may involve significant risks to our noteholders. In addition, Oak Hill and its affiliates may in the future own interests in businesses that compete with ours.

ITEM 2.    PROPERTIES

        As of December 29, 2007, we were operating stores in the following locations:

No. of Stores
Manhattan, NY	139
Brooklyn, NY	31
Queens, NY	28
Bronx, NY	11
New Jersey	10
Staten Island, NY	8
Nassau County, NY	8
Westchester County, NY	6
Suffolk County, NY	1

Total	242

        All of our stores operated at December 29, 2007 are leased. The average remaining lease term for stores operating as of December 29, 2007 is 8.8 years, which does not include the exercise of lease renewal options available to us. The exercise of the lease renewal options available to us would increase the average remaining lease term to 12.6 years. The following table sets forth the lease expiration dates of our leased stores on an annual basis through 2012 and thereafter. Of the 46 stores with leases expiring by December 31, 2012, 12 have renewal options.

Year	No. of Leases Expiring	Number With Renewal Options
2008	5	0
2009	8	1
2010	12	4
2011	7	1
2012	14	6
Thereafter	196	90

        We occupy approximately 70,000 square feet for our corporate headquarters, located in Manhattan, New York City, under a lease that expires in 2012. We also have a renewal option to extend the lease for an additional five years beyond the initial expiration date.

        We occupy approximately 506,000 square feet of warehouse space in Maspeth, Queens, New York City under a lease that expires in 2017.

        We occupy approximately 114,000 square feet of warehouse space in North Bergen, New Jersey under a lease that expires in 2018.

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

        During 2002, we initiated a legal action against our former property insurance carrier, in an attempt to recover what we believe to be a fair and reasonable settlement for the business interruption portion of our claim originating from the September 11, 2001 World Trade Center terrorist attack, during which our single highest volume and most profitable store was completely destroyed. After a lengthy litigation and appraisal process, an appraisal panel awarded us approximately $5.6 million (in addition to the $9.9 million that was paid by the insurer to us in 2002). As a result of the insurer's refusal to pay this amount and also as a result of the Second Circuit Court of Appeals' interpretation of our insurance policy, in January 2007, we commenced another action in the U.S. District Court for the Southern District of New York to recover both the appraisal panel's award and additional amounts under the policy. In August 2007, the District Court entered judgment in the amount of $0.8 million plus interest, and both parties appealed. The appeals have been briefed and are awaiting argument in the Second Circuit Court of Appeals. However, due to the inherent uncertainty of litigation, there can be no assurance that this appeal will be successful.

        Accordingly, given the risks and uncertainties inherent in litigation, there can be no definitive assurance that we will actually receive any or all of the panel's appraised value of this claim, and we have not recognized any income related to this matter, other than $9.4 million of the original $9.9 million paid by the insurer in 2002. It should be noted that any payment to us that might be forthcoming as a result of this claim may also result in the incurrence of additional expenses that are contingent upon the amount of such insurance claim settlement. These expenses, if incurred, are not expected to exceed $4.0 million.

        In November 2004, Duane Reade Inc. was served with a class action complaint, Damassia v. Duane Reade Inc. The lawsuit was filed in the U.S. District Court for the Southern District of New York. The complaint alleges that, from the period beginning November 1998, we incorrectly gave some employees the title, "Assistant Manager," in an attempt to avoid paying these employees overtime, in contravention of the Fair Labor Standards Act and New York law. The complaint seeks twice an unspecified amount of unpaid wages. We believe this claim to be without merit, and we intend to defend ourselves against this claim. However, due to the uncertainty of litigation, there can be no assurance as to the ultimate outcome of this matter.

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

        In November 2006, the Attorney General of the State of New Jersey filed an action against us alleging that we violated certain state regulations including regulations relating to the presence of expired products on our shelves and certain pricing regulations. This matter was settled with the office of the Attorney General of the State of New Jersey in September 2007, and the settlement will not have a material impact on us or on our operating results.

        In November 2007, we were served with a subpoena from the Office of the Attorney General of the State of New York. The subpoena requested information regarding our services to customers with limited English proficiency. We have cooperated with the Office of the Attorney General and while we believe this matter will be settled on terms acceptable to us there can be no assurances that an acceptable settlement will be reached. Should this matter not be settled, we believe we have valid defenses to any claims that may be made against us and we will vigorously defend ourselves.

        In January 2008, we were served with a subpoena from the Department of Health and Human Services, Office of the Inspector General. The subpoena seeks information relating to the operation of our pharmacy kiosks and information relating to a business relationship that we had with Mobility Plus, a durable medical equipment provider. In February 2008, we received an identical subpoena from the Office of the Attorney General of the State of New York, Medicaid Fraud Control Unit. We are in the process of responding to the information requests from both entities. While we believe we have been in compliance with all applicable rules and regulations, at this stage, there can be no assurance as to the ultimate outcome of this matter.

Proceedings Relating to Anthony J. Cuti

        On September 1, 2006, Anthony J. Cuti, a former Chairman, President and Chief Executive Officer, initiated an arbitration before the American Arbitration Association against Duane Reade Inc., Duane Reade Holdings, Inc. and Duane Reade Shareholders, LLC, which we refer to as the "respondents." The arbitration relates to his termination in November 2005. Mr. Cuti asserts various claims including, with respect to his employment agreement, breach of contract relating to the notice of termination provision, failure to make certain payments toward his 1998 corporate-owned life insurance policy, relief from the non-competition and non-solicitation covenants, failure to provide adequate information relating to the valuation of his profits interest and breach of the covenant of good faith and fair dealing. Other claims relate to the patent rights for our virtual pharmacy kiosk system and payment of an alleged deferred 2001 bonus based on any insurance recovery we may obtain on our business interruption claim in connection with the 2001 World Trade Center tragedy. On March 16, 2007, Mr. Cuti sought leave to file an amended demand asserting additional allegations in support of his claim for breach of contract for failure to comply with the notice of termination provision in his employment agreement, and a claim for defamation. On May 17, 2007, the arbitrator issued an order granting leave to file Mr. Cuti's amended demand. Mr. Cuti seeks monetary damages, declaratory relief, rescission of his employment agreement and the payment of his legal costs and fees associated with his termination and the arbitration.

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

        In our April 2, 2007 press release, we disclosed that, based on new information provided to us, the Audit Committee, with the assistance of independent counsel and forensic accountants, was conducting a review and investigation concerning the propriety of certain real estate transactions and related matters and whether the accounting for such transactions was proper. On April 9, 2007, the respondents sought leave to file proposed amended counterclaims based on that new information. On May 17, 2007, the arbitrator issued an order granting leave to file the amended counterclaims. The amended counterclaims seek rescission of employment agreements entered into between us and Mr. Cuti, return of all compensation paid under the employment agreements, other compensatory and punitive damages and legal costs and fees associated with the Audit Committee's investigation and the arbitration.

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

        On May 22, 2007, we received a grand jury subpoena from the United States Attorney's Office for the Southern District of New York seeking documents relating to the allegations in the amended counterclaims discussed above. We are cooperating fully with the investigation. The SEC has also requested that we provide it with information related to this matter.

        On May 25, 2007, the United States Attorney's Office for the Southern District of New York filed an application requesting that the arbitrator stay further proceedings in the arbitration, including discovery, pending further developments in its criminal investigation of Mr. Cuti. Following briefing by the parties on the application, the arbitrator entered an order staying the arbitration proceedings. The stay has been extended from time to time and is in effect until June 10, 2008.

Litigation Relating to the Acquisition

        We are aware of six purported class action complaints challenging the Acquisition consummated by Duane Reade Inc. and Duane Reade Acquisition that have been filed in the Court of Chancery of the State of Delaware, referred to as the "Delaware Complaints," and three purported class action complaints that have been filed in the Supreme Court of the State of New York. Two of the New York complaints have been dismissed without prejudice. The other New York complaint (the "New York Complaint") is pending, but has not been served on us. The Delaware Complaints name Anthony J. Cuti, a former Chairman and CEO and certain other members of our board of directors and executive officers as well as Duane Reade GP as defendants. Four of the Delaware Complaints name Oak Hill as a defendant. The New York Complaint names Mr. Cuti and certain other members of our board of directors and executive officers as well as Duane Reade GP as defendants. One of the dismissed New York complaints named Oak Hill as a defendant.

        The Delaware Complaints were consolidated on January 28, 2004, and on April 8, 2004, the plaintiffs in the Delaware actions filed a consolidated class action complaint. In the fourth quarter of 2007, all of the complaints were dismissed, with prejudice. We were not required to make any payments to the plaintiffs as a result of these actions.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During fiscal 2007, we did not submit any matters to a vote of our security holders.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        As a result of the Acquisition, we have no publicly traded common stock and we have not paid dividends on our common stock since the Acquisition. We currently do not have any intention to pay a dividend on our common stock.

ITEM 6.    SELECTED FINANCIAL DATA

        The Selected Financial Data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Audited Financial Statements and the notes related to those statements contained herein.

        Duane Reade Holdings, Inc. was formed in December 2003 to acquire Duane Reade Inc. and its subsidiaries. Duane Reade Holdings, Inc. is a wholly-owned subsidiary of Duane Reade Shareholders, LLC, a parent entity also established to effectuate the Acquisition. The Acquisition was completed on July 30, 2004 through the merger of Duane Reade Acquisition (a wholly-owned subsidiary of Duane Reade Holdings, Inc.) into Duane Reade Inc. with Duane Reade Inc. being the surviving entity and a wholly-owned subsidiary of Duane Reade Holdings, Inc. after the merger transaction. As a result of the Acquisition and resulting change in control and change in historical cost basis of accounting, the operating results are presented separately for predecessor periods up to and including the closing date of the Acquisition (December 28, 2003 through July 30, 2004 and the 2003 fiscal year) and the successor periods following the closing date of the Acquisition (July 31, 2004 through December 25, 2004 and the fiscal years ending December 31, 2005, December 30, 2006 and December 29, 2007). The predecessor period financial statements include Duane Reade Inc. and all its subsidiaries and the successor period financial statements include Duane Reade Holdings, Inc. and all its subsidiaries. Duane Reade Holdings, Inc. had nominal activity and no operations prior to the completion of the Acquisition. Except where the context otherwise requires, all references to "we," "us," and "our" (and similar terms) in the data below and the related footnotes mean the successor for periods ending after July 30, 2004 and the predecessor for periods ending on or prior to July 30, 2004.

        The summary historical consolidated financial and other data set forth below as of and for the fiscal year ended December 27, 2003, for the periods from December 28, 2003 to July 30, 2004 and from July 31, 2004 to December 25, 2004 and for the fiscal years ended December 31, 2005, December 30, 2006 and December 29, 2007 have been derived from our audited consolidated financial statements.

	Successor				Predecessor
	Fiscal Year(1)			Period from July 31, 2004 through December 25, 2004(2)	Period from December 28, 2003 through July 30, 2004(2)
						Fiscal Year 2003(1)
	2007	2006	2005
Statement of Operations Data
Net sales	$1,686,752	$1,584,778	$1,589,451	$670,568	$927,801	$1,465,275
Cost of sales(3)	1,176,376	1,108,727	1,135,596	485,961	668,271	1,045,518

Gross profit(3)	510,376	476,051	453,855	184,607	259,530	419,757
Selling, general & administrative expenses(3)	446,696	426,532	425,931	162,067	219,970	353,946
Transaction expenses(4)	—	—	681	37,575	3,005	644
Labor contingency expense(5)	—	(18,004)	4,400	1,789	2,611	12,600
Depreciation and amortization	73,080	71,932	70,594	27,009	21,396	31,419
Store pre-opening expenses	600	305	364	365	470	1,063
Gain on sale of pharmacy files	(1,337)	—	—	—	—	—
Other(6)	15,948	14,747	31,761	26,433	—	—

Operating (loss) income	(24,611)	(19,461)	(79,876)	(70,631)	12,078	20,085
Interest expense, net	60,977	56,947	50,004	15,880	7,977	14,117
Debt extinguishment(7)	—	—	—	7,525	—	812

(Loss) income before income taxes	(85,588)	(76,408)	(129,880)	(94,036)	4,101	5,156
Income tax (expense) benefit	(2,192)	(2,956)	29,492	36,499	(1,046)	(1,399)

Net (loss) income	$(87,780)	$(79,364)	$(100,388)	$(57,537)	$3,055	$3,757

Balance Sheet Data (at end of period)
Working capital(8)	$8,611	$6,204	$50,384	$67,073	N/A	$155,873
Total assets	$742,489	$798,581	$869,602	$953,918	N/A	$789,766
Total debt and capital lease obligations	$555,853	$572,464	$554,222	$511,690	N/A	$272,910
Stockholders' equity (deficit)	$(73,323)	$2,737	$81,834	$181,961	N/A	$318,630
Operating and Other Data
Net cash (used in) provided by operating activities	$19,271	$11,616	$3,004	$(11,561)	$20,694	$45,536
Net cash used in investing activities	$(41,921)	$(29,070)	$(26,629)	$(437,249)	$(31,619)	$(53,207)
Net cash provided by financing activities	$22,635	$17,487	$23,658	$448,801	$11,011	$4,740
Number of stores at end of period	242	248	251	255	N/A	241
Same store sales growth(9)	7.4%	4.6%	1.9%	0.6%	N/A	2.7%
Pharmacy same store sales growth(9)	5.9%	2.6%	0.8%	5.0%	N/A	7.5%
Front-end same store sales growth(9)	8.6%	6.2%	2.8%	-2.8%	N/A	-0.8%
Average store size (square feet) at end of period	6,813	6,987	6,955	7,035	N/A	7,115
Sales per square foot	$975	$881	$862	$813	N/A	$816
Pharmacy sales as a % of net sales(10)	46.0%	46.4%	48.1%	51.0%	N/A	46.7%
Third party plan sales as a % of prescription sales	93.0%	92.8%	92.7%	92.3%	N/A	91.4%
Investing Activities:
Purchase of Duane Reade	$—	$—	$—	$413,684	$—	$—
New, remodeled and relocated stores	23,584	14,104	14,056	11,803	17,214	29,074
Office and warehouse expansions	—	—	—	—	—	2,070
Acquisitions	1,342	—	2,437	7,361	8,741	7,579
Asset proceeds	(3,335)	(2,500)	(7,069)	—	—	—
Other	20,330	17,466	17,205	4,401	5,664	14,484

Total	$41,921	$29,070	$26,629	$437,249	$31,619	$53,207

(1)
The 2005 fiscal year contains 53 weeks. All other years shown contain 52 weeks.

(2)
Statistics shown in the successor period reflect data for the 12 months ended December 25, 2004, as we do not provide these statistics on a partial year basis. Items identified as N/A are not reported by us for the 2004 predecessor period.

(3)
In the fourth quarter of 2007, we changed our method of accounting for store occupancy costs, which change has been given retroactive effect. The statements of operations for each period presented reflects the change in accounting and the resulting reclassification of store occupancy costs from cost of sales to selling, general and administrative expenses. For fiscal years 2007, 2006 and 2005, the impact of the reclassification was a decrease to cost of sales of $158.1 million, $151.5 million and $152.3 million, respectively, with a corresponding increase to gross profit and selling general and administrative expenses. For the successor period July 31, 2004 through December 25, 2004, the predecessor period December 28, 2003 through July 30, 2004 and fiscal 2003, the impact of the reclassification was a decrease to cost of sales of $60.4 million, $77.7 million and $124.0 million, respectively, with a corresponding increase to gross profit and selling, general and administrative expenses. This reclassification had no effect on the operating (loss) income for any of the periods presented.

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

(6)
Note 14 to the consolidated financial statements provides a detailed explanation of these charges.

(7)
We incurred pre-tax expenses of approximately $7.5 million and $0.8 million in the period from July 31, 2004 to December 25, 2004, and the 2003 fiscal year, respectively, related to the retirement of a portion of our debt.

(8)
For the successor periods ended December 29, 2007, December 30, 2006, December 31, 2005 and December 25, 2004 and the predecessor period ended December 27, 2003, working capital reflects the classification of our asset-based revolving loan facility as a current liability, rather than as long-term debt, because cash receipts controlled by the lenders are used to reduce outstanding debt, and we do not meet the criteria of Statement of Financial Accounting Standards No. 6, "Classification of Short Term Obligations Expected to be Refinanced," to reclassify the debt as long-term. At such dates, the revolving loan balance was $141.4 million, $157.1 million, $135.7 million, $153.9 million and $70.4 million, respectively.

(9)
Same-store sales figures include stores that have been in operation for at least 13 months.

(10)
Includes resales of certain retail inventory.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion regarding our financial condition and results of operations for the 52 weeks ended December 29, 2007 and December 30, 2006 and the 53 weeks ended December 31, 2005 should be read in connection with the more detailed financial information contained in our consolidated financial statements and their notes included elsewhere in this annual report. Certain of the statements in this section are forward-looking statements and involve numerous risks and uncertainties including, but not limited to, those described in "Item 1A. Risk Factors." See also "Special Note Regarding Forward-Looking Statements."

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

  •
  Executive Summary—This section provides a general description of our business, including opportunities, risks and uncertainties that we focus on in the operation of our business, a brief discussion of the considerations related to operating in the New York City marketplace and describes the impact of our acquisition on July 30, 2004.

  •
  Results of Operations—This section provides an analysis of the significant line items on the consolidated statements of operations.

  •
  Liquidity and Capital Resources—This section provides an analysis of our working capital position, liquidity, cash flows, sources and uses of cash, contractual obligations and other factors influencing our liquidity.

  •
  Critical Accounting Policies and Estimates—This section discusses those accounting policies that are considered important to our financial condition and results of operations, and require us to exercise subjective or complex judgments in their application. In addition, this section discusses the impact of recently issued accounting pronouncements.

Executive Summary

General Description

        Our business consists of the sale of a wide variety of health and beauty care products, convenience oriented food and general merchandise items and a pharmacy operation managed to supply customers with their prescription needs. We refer to the non-prescription portion of our business as front-end sales because most of these sales are processed through the front check-out sections of our stores. This portion of our business consists of brand name and private label health and beauty care items, food and beverages, tobacco products, cosmetics, housewares, greeting cards, photofinishing services, photo supplies, seasonal and general merchandise and other products. Health and beauty care products, including over-the-counter items, represent our highest volume categories within front-end sales. The front-end portion of our business represented 54.0% and 53.5% of our sales in fiscal 2007 and fiscal 2006, respectively, and is characterized by generally higher gross margins as compared to our pharmacy or back-end business.

        Because of our numerous convenient locations in high-traffic commercial and residential areas and the lack of other convenience-oriented retailers in our core market areas, our front-end business is generally a larger proportion of our total sales than for other major conventional drugstore chains, whose front-end sales average between 30% and 40% of total sales. Over the last few years, pharmacy sales have experienced a slower rate of growth primarily due to increases in third party plan co-payments, reduced sales of hormonal replacement drugs and certain arthritis medications, reduced third party reimbursement rates resulting from changes in regulations or cost-saving measures, limitations on maximum reimbursements for certain generic medications by third party plans, increases in the percentage of sales represented by lower-priced generic medications and increased penetration by mail order and internet-based pharmacies. Our pharmacy sales include all items we sell by prescriptions filled at our retail locations or by our central fill facility and delivered to our stores or direct to customers. In addition, we include in our pharmacy sales certain resales of retail pharmaceutical inventory. Sales processed through third party, private and government-sponsored plans that contract with us as an authorized provider of prescriptions represented 93.0% of our prescription sales in 2007 and 92.8% of our prescription sales in 2006.

        During 2003, President Bush signed the Medicare Modernization Act, which created a new Medicare Part D benefit that expanded Medicare coverage of prescription drugs for senior citizens as well as for certain "dual eligible" individuals that were previously covered under state administered Medicaid plans. This new Medicare coverage took effect in January 2006 and has resulted in decreased pharmacy margins resulting from lower reimbursement rates than our current margins on state Medicaid prescriptions as well as prescriptions that are not subject to third party reimbursement. This new Medicaid Part D program grew rapidly during 2007 and 2006 and is projected to continue to grow in 2008 as more seniors enroll for this coverage. While the program has had an adverse impact on our pharmacy margins we expect that increased utilization of prescription drugs by senior citizens participating in the new programs who previously were cash paying customers will partially offset the effect of the lower margins, although we are not certain this will be the case. The new Medicare Part D program represented approximately 12% of our retail pharmacy sales for each of the years ended December 29, 2007 and December 30, 2006.

        State Medicaid programs which provide prescription benefits to low income households and individuals represented approximately 14% of our retail pharmacy sales in 2007 and 2006. Over the past several years, New York State reduced Medicaid and EPIC prescription reimbursement rates, adversely impacting our pharmacy gross margins. New York State also increased co-payments by $1.00 per prescription for branded drugs and $0.50 per prescription for generics effective in 2006. Under the Medicaid guidelines, providers cannot refuse to dispense prescriptions to Medicaid recipients who claim they do not have the means to pay the required co-payments. Most Medicaid recipients do in fact decline to make the co-payments resulting in the requirement for the provider to absorb this cost. This resulted in lost reimbursements to us of approximately $1.6 million in fiscal 2006. In 2007, the New York State legislature enacted additional reimbursement reductions with an annual impact estimated at approximately $1.8 million. Budget proposals for New York State in 2008 are again reflecting additional reductions in New York Medicaid prescription reimbursements. The State of New Jersey is proposing reductions in dispensing fees and reimbursement rates in 2008. While final budget proposals have not yet been approved by either state, it is highly likely that there will ultimately be further reductions in reimbursements.

        In July 2007, the Centers for Medicare & Medicaid Services issued a final rule that may negatively affect our level of reimbursements for certain generic drugs by setting an upper limit on the amount of reimbursement for such drugs based on the "Average Manufacturer Price." As a result of a lawsuit brought by the National Association of Chain Drug Stores and the National Community Pharmacists Association to challenge the implementation of the new rule, a federal court has temporarily enjoined the implementation of the new rule pending the outcome of the lawsuit. In addition, certain state and federal legislative proposals have been introduced that may modify or mitigate the effects of the new rule. The outcomes of the lawsuit and the legislative proposals are uncertain at this time, so we currently are unable to determine what effect the new rule will ultimately have on our business. See "Item 1. Business—Company Operations—Pharmacy."

        In an effort to offset some of the adverse pharmacy gross margin impacts from the trends discussed above, there has been an intensified effort on the part of retailers to support increased utilization of lower priced but higher margin generic prescriptions in place of branded medications. New generic drug introductions have also enabled retailers to increase the proportion of generic prescriptions to total prescriptions dispensed. Improved generic utilization rates as well as a combination of direct purchases and contractual wholesaler purchases enabled us to partially offset the adverse margin impact of Medicare Part D and reduced state Medicaid reimbursement rates during 2006 and 2007.

        We are also impacted by recent legislation in states to increase the minimum hourly wages. New York State increased the minimum hourly wage from $5.15 to $6.00 on January 1, 2005, to $6.75 on January 1, 2006, and again to $7.15 on January 1, 2007. New Jersey increased the minimum hourly wage from $5.15 to $6.15 on October 1, 2005 and again to $7.15 on October 1, 2006. In addition, the U.S. Congress passed legislation that would result in a federal minimum hourly wage increase to $7.25 in July 2009. While these increases have impacted our cost of labor, we have, and believe we can continue to, offset a significant portion of these cost increases through initiatives designed to further improve our labor efficiency.

        We operate approximately 90% of our 242 stores in New York City and the remainder in the surrounding areas, and our financial performance is therefore heavily influenced by the local economy. We analyze a number of economic indicators specific to New York City to gauge the health of this economy, including unemployment rates, job creation, gross city product and bridge and tunnel commuter traffic volumes. We also analyze market share data, same-store sales trends, average store sales and sales per square foot data among other key performance indicators to monitor our overall performance. During the past several years, the New York City economy generally reflected an improving trend for most of these external economic indicators.

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

        Between 2001 and 2003, the New York City economy experienced a regional cyclical downturn and a series of unusual events, such as the World Trade Center attacks and non-recurring increases in real estate taxes and insurance costs. The New York greater metropolitan area experienced above average unemployment levels, especially in the key midtown and downtown Manhattan financial districts and lagged behind the improving national economy throughout 2003 and the early part of 2004. However, since the second half of 2004, the New York City economy began a gradual improvement to the point where it had essentially achieved a full recovery by the latter part of 2006. Strength in employment rates, tourism and overall commerce continued throughout 2007. The December 2007 unemployment data for New York City indicated an unemployment rate of 5.1%, compared to a national rate of 5.0%. Most recent national data has shown a slowing economy with the threat of recession in 2008 or 2009, and the New York City economy may be particularly susceptible to a downturn because of difficulties in the financial services industry. Furthermore, to the extent that personal disposable income declines as a result of falling housing prices, increased energy costs or other macroeconomic factors, we could experience lower profit margins, lower sales (particularly in front-end merchandise) and increased levels of shrink.

Certain Line Items Presented

        Net sales:    Net sales include all front-end and pharmacy sales as well as certain resales of retail pharmaceutical inventory that are required to be reported on a gross basis in accordance with Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent". Such resales do not result in any material profit. We refer to net sales excluding such resale activity as "net retail sales" and pharmacy sales excluding such resale activity as "pharmacy net retail sales." "Same-store sales" represent sales for stores that have been open for at least 13 months and exclude any resale activity.

        Cost of goods sold:    Cost of goods sold includes all costs of products sold, net of any promotional income or rebates received from manufacturers or wholesalers. Shrink losses are also recorded in cost of goods sold. Prior to the fourth quarter of fiscal 2007, we recorded store occupancy costs (including real estate-related income) as cost of goods sold. In the fourth quarter of fiscal 2007, we changed our accounting for store occupancy costs to reclassify those costs to selling, general and administrative expenses. We believe this change in accounting more closely aligns these store occupancy cost components to the nature of expenses included in our financial statement captions, and will improve the comparability of our financial statement presentation with industry peers.

        Selling general & administrative expenses:    SG&A includes employee wages and related costs, professional fees, store occupancy costs, advertising expenses, credit card fees and all other store and office-related operating expenses. Any real estate-related income is included in store occupancy costs.

        Depreciation and amortization:    Depreciation and amortization consists primarily of depreciation of store fixtures and equipment and amortization of leasehold improvements as well as intangible assets, including pharmacy files and lease acquisition costs.

        Store pre-opening expenses:    These expenses represent the labor costs we incur related to our employees performing various tasks associated with the opening of a new location.

RESULTS OF OPERATIONS

During the fourth quarter of 2007, we changed our method of accounting for store occupancy costs reflected on our statements of operations. The change results in a reclassification of the store occupancy costs previously included within cost of sales to selling, general and administrative expenses. We believe this change in accounting more closely aligns these store occupancy cost components to the nature of expenses included in our financial statement captions, and will improve the comparability of our financial statement presentation with industry peers. For the 52 weeks ended December 29, 2007 and December 30, 2006, the change in accounting results in a decrease to cost of sales of $158.1 million and $151.5 million, respectively, with a corresponding increase to gross profit and selling, general and administrative expenses. For the 53 weeks ended December 31, 2005, the change in accounting results in a decrease to cost of sales of $152.3 million with a corresponding increase to gross profit and selling, general and administrative expenses. The change in accounting had no effect on the operating loss for any of the periods presented. This Management's Discussion and Analysis of Results of Operations has been updated to reflect the change in accounting for all periods presented.

2007 and 2006 Overview

        For the 2007 fiscal year, we achieved net sales of $1.687 billion and incurred a net loss of $87.8 million, as compared to net sales of $1.585 billion and a net loss of $79.4 million in the 2006 fiscal year. The increased net loss sustained in the 2007 fiscal year was primarily attributable to a pre-tax labor contingency credit of $18.0 million recorded in 2006 that resulted from the favorable settlement of the National Labor Relations Board (NLRB) litigation. Excluding the impact of this credit, our net loss would have declined by $9.6 million as compared to the 2006 fiscal year. Following are the other major factors impacting our results in fiscal 2007, compared to fiscal 2006:

  •
  An increased gross margin of $34.3 million, reflecting a continuation of the improved trend of increasing net sales and front-end margins, exhibited over several quarters. These results were partially offset by reduced pharmacy margins resulting from lower margin Medicare Part D sales, and reductions in Medicaid reimbursement rates that went into effect in July 2007.

  •
  An increase in selling, general and administrative expenses of $20.2 million, primarily reflecting increased pharmacist's labor costs, increases in minimum wage rates, union contract wage increases and payroll costs associated with additional corporate staffing to support the continued implementation of the Duane Reade Full Potential program.

  •
  The sale of several pharmacy prescription files in 2007 that resulted in a separately reported gain of $1.3 million.

  •
  An increase in other expenses of $1.2 million in 2007, which consists of increases in our closed store costs of $4.3 million, expenses related to Mr. Cuti of $4.7 million and accounting investigation costs of $1.4 million. This was partially offset by a decrease in asset impairment charges of $9.3 million in 2007.

  •
  An increase in non-cash depreciation and amortization expenses of $1.1 million in 2007. The increase is primarily due to the recent new store openings, renovations, and other capital spending in recent periods as well as the $1.0 million cumulative depreciation adjustment recorded in the third quarter of 2006 resulting from the Audit Committee's accounting investigations. For further discussion, see Note 2 of the notes to the consolidated financial statements.

  •
  An increase in interest expense of $4.0 million that was primarily attributable to higher non-cash interest expense associated with the preferred stock offering completed during the second quarter of 2007.

  •
  A decrease in the income tax provision of $0.8 million that was primarily attributable to a lower estimated effective tax rate.

        For the 2007 fiscal year, gross profit margin was 30.3%, as compared to 30.0% in the 2006 fiscal year. Gross profit margin in 2007 was positively affected by improved front-end selling margins associated with a more favorable mix of promotional and regularly-priced products and a lower LIFO charge, partially offset by higher inventory shrink losses and lower pharmacy margins due to an increased proportion of Medicare Part D prescriptions and reduced reimbursement rates.

        Selling, general and administrative expenses for 2007 were 26.5% of sales, as compared to 26.9% of sales in 2006. The decrease in 2007 as compared to the prior year is attributable to improved leveraging of our store occupancy expenses against increased sales in both pharmacy and front-end, higher real estate related income and reduced legal, consulting and litigation-related expenses, lower advertising costs and various process related efficiencies, partially offset by increases in minimum wage rates and higher store pharmacist costs. Because resale activity does not incur any significant selling, general and administrative costs, we believe it is more informative to discuss such costs as a percentage of sales, excluding such resale activity. Excluding the impact of the resale activity, SG&A expenses for 2007 were 27.5% of retail store sales, as compared to 27.9% in 2006.

2006 and 2005 Overview

        For the 2006 fiscal year, we achieved net sales of $1.585 billion and incurred a net loss of $79.4 million, as compared to net sales of $1.589 billion and a net loss of $100.4 million in the 2005 fiscal year. The 2005 fiscal year included an extra week of sales compared to 2006. Resales of pharmaceutical retail inventory were $54.4 million in 2006 as compared to $84.3 million in 2005. The loss sustained in the 2006 fiscal year was primarily attributable to the following factors:

  •
  Other expenses of $14.7 million, reflecting a $10.2 million non-cash asset valuation write-down resulting from our SFAS No. 144 impairment analysis of certain stores, $2.9 million of costs associated with Mr. Cuti, $1.9 million of expenses attributable to the formation of our new management team, $1.3 million of Oak Hill management fees and $0.8 million of expenses associated with an accounting investigation conducted by our Audit Committee. These amounts were partially offset by the reversal of the $2.4 million excess liability for our Phantom Stock. These costs are contained within the caption "Other" on our Consolidated Statement of Operations.

  •
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

These items were partially offset by non-recurring pre-tax income of $18.0 million recorded in 2006 to reflect the settlement of a labor dispute with a union which, at December 29, 2007, represented associates in 138 of our stores.

        For the 2006 fiscal year, gross profit margin was 30.0%, as compared to 28.6% in the 2005 fiscal year. Gross profit margin in 2006 was positively affected by higher front-end selling margins, increased vendor allowances and reduced inventory shrink losses.

        Selling, general and administrative expenses for 2006 were 26.9% of sales, as compared to 26.8% of sales in 2005. The increase in 2006 as compared to the prior year is primarily due to the decline in resale activity in 2006 which had the effect of increasing our 2006 operating expense ratios to gross sales. Because resale activity does not incur any significant selling, general and administrative costs, we believe it is more informative to discuss such costs as a percentage of sales, excluding such resale activity. Excluding the impact of the resale activity, SG&A expenses for 2006 were 27.9%, as compared to 28.3% in 2005. The decreased SG&A expenses in fiscal 2006 compared to fiscal 2005 were primarily due to reduced legal, consulting and litigation-related expenses, various process related efficiencies and improved sales leverage on store occupancy costs, partially offset by increases in minimum wage rates and higher store pharmacist labor costs. The reduced legal and consulting costs reflected our efforts to resolve certain long-standing legal matters, the most significant of which are related to our efforts to recover the balance of our September 11 business interruption insurance claim and our litigation over the NLRB ruling in a dispute with one of our former unions. In addition, in 2006 we incurred $1.5 million of consulting expenses associated with a number of operational initiatives designed to improve sales and margins, reduce inventory shrink losses and improve working capital management. The increased pharmacist labor rates were due to the continued industry-wide workforce shortage of these professionals and the resultant increase in costs to fill these important positions.

        The following sets forth our results of operations in dollars (in thousands) and as a percentage of sales for the periods indicated.

	Fiscal Year Ended December 29, 2007		Fiscal Year Ended December 30, 2006		Fiscal Year Ended December 31, 2005
	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales
Net sales	$1,686,752	100.0%	$1,584,778	100.0%	$1,589,451	100.0%
Cost of sales	1,176,376	69.7%	1,108,727	70.0%	1,135,596	71.4%

Gross profit	510,376	30.3%	476,051	30.0%	453,855	28.6%
Selling, general and administrative expenses	446,696	26.5%	426,532	26.9%	425,931	26.8%
Transaction expenses	—	0.0%	—	0.0%	681	0.0%
Labor contingency expense	—	0.0%	(18,004)	-1.1%	4,400	0.3%
Depreciation and amortization	73,080	4.3%	71,932	4.5%	70,594	4.4%
Store pre-opening expenses	600	0.0%	305	0.0%	364	0.0%
Gain on sale of pharmacy files	(1,337)	-0.1%	—	0.0%	—	0.0%
Other	15,948	0.9%	14,747	0.9%	31,761	2.0%

Operating loss	(24,611)	-1.5%	(19,461)	-1.2%	(79,876)	-5.0%
Interest expense, net	60,977	3.6%	56,947	3.6%	50,004	3.1%

Loss before income taxes	(85,588)	-5.1%	(76,408)	-4.8%	(129,880)	-8.2%
Income tax (expense) benefit	(2,192)	-0.1%	(2,956)	-0.2%	29,492	1.9%

Net loss	$(87,780)	-5.2%	$(79,364)	-5.0%	$(100,388)	-6.3%

The Twelve Months Ended December 29, 2007 Compared to the Twelve Months Ended December 30, 2006

        Net sales were $1.69 billion in 2007 and $1.58 billion in 2006. The 2007 net sales increased by 6.4% as compared to the prior year net sales. Resale activity increased by $9.1 million as compared to 2006, which represented a 0.6% increase in overall net sales, while net retail sales to customers increased by 5.9% over this same period. Total same store sales in 2007 increased by 7.4% over the prior year.

        Pharmacy sales increased to $776.4 million in 2007 from $736.1 million in 2006, an increase of 5.5%, and represented 46.0% of total sales, as compared with 46.5% of total sales in 2006. Resale activity accounted for 1.2% of the pharmacy sales increase, while pharmacy net retail sales accounted for the remaining 4.3% of the increase. Pharmacy same-store sales increased by 5.9% from last year, and third-party reimbursed pharmacy sales represented 93.0% and 92.8% of total prescription sales in 2007 and 2006, respectively. The percentage of generic drugs dispensed increased by 3.6% over the prior year, negatively impacting the pharmacy same-store sales increase by approximately 3.1%, but contributing to an increase in gross margin per prescription dispensed. Generic drugs generally have lower retail sales prices but are more profitable for us than branded drugs. The average weekly prescriptions filled per store during 2007 increased 1.6% as compared to the prior year.

        Front-end sales increased to $910.3 million in 2007 from $848.6 million in 2006, an increase of 7.3%, and represented 54.0% of total sales, as compared to 53.5% of total sales in 2006. Front-end same-store sales increased by 8.6%, due to improved merchandise offerings, enhanced customer service reflecting the continuing implementation of our "Full Potential" initiative and our store renovation program. Additionally, the stronger New York City economy, a generally improved level of consumer demand resulting from increased tourism and favorable weather patterns have positively influenced our front-end same-store sales. Front-end sales were driven by strong performance in our food and beverage categories, over-the-counter products and health and beauty categories.

        As of December 29, 2007, we operated 242 stores, ten of which were opened during fiscal 2007. We closed 16 stores in 2007. In fiscal 2006 we opened five stores and we closed eight stores.

        Cost of sales as a percentage of net sales was 69.7% and 70.0% in 2007 and 2006, respectively, resulting in gross profit margins of 30.3% and 30.0% in each respective period. The gross profit margin in 2007 reflects the impact of improved front-end selling margins associated with a more favorable mix of promotional and regularly-priced products, improved assortments of higher margin products and a lower LIFO charge. These improvements were offset in part by higher shrink losses, modestly reduced levels of vendor allowances and lower pharmacy margins resulting from increased lower margin Medicare Part D sales. In addition, our gross profit margin was negatively impacted by lower NY Medicaid reimbursement rates. Cost of sales includes a LIFO provision of $1.6 million in 2007 as compared to a LIFO provision of $3.0 million in 2006.

        Selling, general and administrative expenses were $446.7 million, or 26.5% of net sales, and $426.5 million, or 26.9% of net sales, in 2007 and 2006, respectively. Approximately 0.2% of the decrease in the 2007 expense percentage as compared to 2006 was attributable to improved leveraging of our store occupancy expenses and higher real estate related income. The remaining 0.2% was due to improved leveraging of costs against strong same-store sales growth in both pharmacy and front-end, process related improvements, reduced advertising costs and lower legal and professional fees partially offset by increased minimum wage rates and higher costs associated with pharmacist salaries.

        Depreciation and amortization of property and equipment and intangible assets was $73.1 million in 2007, as compared to $71.9 million in 2006. The increase reflects depreciation and amortization due to recent new store openings, renovations and other capital spending in recent periods as well as the cumulative depreciation adjustment recorded in the third quarter of 2006 resulting from the Audit Committee's accounting investigations. For further discussion of the accounting investigations, see Note 2 of the notes to our annual consolidated financial statements.

        We incurred store pre-opening expenses of $0.6 million in 2007, attributable to the opening of ten stores, as compared to $0.3 million in 2006, reflecting five new stores opened during that period.

        During 2007, we sold several pharmacy prescription files that resulted in a separately reported gain of $1.3 million.

        In 2007, we incurred other expenses of $15.9 million, including costs associated with the completed audit committee investigations ($2.3 million) and various other matters related to Mr. Cuti ($6.0 million), costs associated with the closing of various stores ($4.4 million), Oak Hill management fees ($1.25 million), asset impairment charges ($0.9 million) and other costs ($1.2 million). In the corresponding prior year period, we incurred other expenses of $14.8 million including asset impairment charges ($10.2 million), Oak Hill management fees ($1.25 million), costs associated with audit committee investigations ($0.8 million) and costs associated with various matters related to Mr. Cuti ($1.3 million), as well as other miscellaneous costs associated with our management reorganization and the reversal of the excess liability for our phantom shares ($1.2 million).

        Net interest expense for 2007 was $61.0 million, as compared to $56.9 million in 2006. This $4.1 million increase was primarily attributable to higher non-cash interest expense associated with the accretion of the discount on the liability recorded for the preferred stock offering completed during the second quarter of 2007.

        In 2007, we recorded an income tax provision of $2.2 million, inclusive of a valuation allowance of $43.5 million, while in 2006, we recorded an income tax provision of $3.0 million, inclusive of a valuation allowance of $38.1 million. The valuation allowances reflect the significant losses incurred in these years, as well as the anticipated financial performance over the next several years and the unlikelihood of recognizing the future tax benefits of the accumulated losses.

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

        During 2006, we opened five stores and closed eight stores, as compared to seven stores opened and eleven stores closed in 2005. At December 29, 2007, we operated 248 stores.

        Cost of sales as a percentage of net sales in 2006 and 2005 was 70.0% and 71.4%, respectively, resulting in gross profit margins of 30.0% and 28.6%, respectively. As discussed above, gross profit margin in 2006 was positively affected by increased selling margins, higher levels of vendor rebates and allowances, reduced inventory shrink losses and improvements resulting from the enhanced Dollar Rewards loyalty card program.

        Selling, general and administrative expenses for 2006 were 26.9% of sales, as compared to 26.8% of sales in 2005. The increase in 2006 as compared to the prior year is primarily due to the decline in resale activity which had the effect of increasing our operating expense ratios to gross sales. Excluding the impact of the resale activity, SG&A expenses for 2006 were 27.9%, as compared to 28.3% in 2005. The lower SG&A expense percentage in the current year compared to 2005 is primarily due to reduced legal, consulting and litigation-related expenses, and process driven efficiencies, partially offset by increases in minimum wage rates and higher store pharmacist labor costs. The reduced legal and consulting costs reflect our efforts to resolve certain long-standing legal matters, the most significant of which related to our efforts to recover the balance of our September 11 business interruption insurance claim and our litigation over the NLRB ruling in a dispute with one of our unions. In addition, we incurred $1.5 million of consulting expenses associated with a number of operational initiatives designed to improve sales and margins, reduce inventory shrink losses and improve working capital management. The increased pharmacist labor rates were due to the continued industry-wide workforce shortage of these professionals and the resultant increase in costs to fill these critical positions.

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

        In 2006, we recorded an income tax provision of $3.0 million, inclusive of a valuation allowance of $38.1 million, while in 2005, we recorded an income tax benefit of $29.5 million, inclusive of a valuation allowance of $30.4 million. The valuation allowances reflect the significant losses incurred in these years, as well as the anticipated financial performance over the next several years and the unlikelihood of recognizing the future benefits of the accumulated losses.

Liquidity and Capital Resources

Working Capital

        Working capital was $8.6 million as of December 29, 2007 and $6.2 million as of December 30, 2006. Working capital reflects the classification of outstanding borrowings under our amended asset-based revolving loan facility of $141.4 million at December 29, 2007 and $157.1 million at December 30, 2006 as current liabilities. This current classification is required because cash receipts controlled by the lenders are used to reduce outstanding debt, and we do not meet the criteria of Statement of Financial Accounting Standards No. 6, "Classification of Short Term Obligations Expected to be Refinanced" to reclassify the debt as long-term, but is not an indication that this credit facility is expected to be retired within the next year. The amended asset-based revolving loan expires in July of 2011, and we intend to continue to access it for our working capital needs throughout its remaining term.

Cash Flow for the Twelve Months Ended December 29, 2007 as Compared to the Twelve Months Ended December 30, 2006

        Net cash provided by operating activities was $19.3 million in fiscal 2007 as compared to $11.6 million in the 2006 fiscal year. The increase against the prior year primarily reflects improved operating results (which exclude the non-cash labor contingency credit recorded in 2006) and the benefits of our working capital management initiatives.

        Net cash used in investing activities in 2007 was $41.9 million, as compared to $29.1 million in 2006. Capital expenditures in 2007 of $26.1 million were $0.9 million higher than the 2006 figure, while lease acquisition, pharmacy customer file and other costs in 2007 of $19.2 million were higher than 2006 by $12.7 million, principally due to five Gristedes supermarket lease acquisitions completed during the year. Fiscal 2007 cash flow used in investing activities included $3.3 million of proceeds related to the disposition of certain properties, while fiscal 2006 cash flow used in investing activities included $2.5 million of proceeds resulting from similar property dispositions.

        Net cash provided by financing activities in 2007 was $22.6 million, as compared to $17.5 million in 2006. The increase in cash provided by financing activities in the current year reflects the issuance of $39.1 million in preferred stock and warrants (net of expenses of $0.3 million), a portion of which was used to fund the acquisition of five Gristedes supermarket leases and other capital expenditures. This was partially offset by repayments of revolver borrowings with unspent proceeds of the preferred stock and warrants as well as the improvement in cash flow from operations. See Note 12 to the notes to our consolidated financial statements contained elsewhere in this report for additional information regarding this transaction.

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

Operating Capital Requirements

        Our operating capital requirements primarily result from opening and stocking new stores, remodeling and renovating existing retail locations, purchasing pharmacy files and the continuing development of management information systems. We opened 10 new stores in 2007, five new stores in 2006 and seven new stores in 2005. We currently plan to open 15 new stores in 2008 and 12 additional stores in 2009. The new store openings in 2008 include the acquisition of up to two leases in Manhattan from the Gristedes supermarket chain. This acquisition is subject to various conditions including, in some cases, the receipt of landlord consents. The acquisition of the Gristedes leases and the related build-out costs and working capital commitments will be funded through the unspent portion of the $39.1 million of proceeds (net of expenses of $0.3 million) resulting from the issuance of preferred stock and warrants in 2007. Any excess funds will be used to fund our normal capital spending, fund new store openings or reduce our outstanding debt. Capital spending in 2008 that is not related to the Gristedes acquisition is expected to be approximately $43.7 million, with approximately $21.2 million related to maintenance capital spending and approximately $22.5 million related to growth capital spending. We also require working capital to support inventory for our existing and new stores. Historically, we have been able to lease almost all of our store locations, so acquisitions of real estate are not expected to have a significant impact on our capital requirements.

Liquidity Assessment

        Duane Reade Holdings, Inc. is a holding company formed in connection with the Acquisition to hold the common stock of Duane Reade Inc. Duane Reade Holdings, Inc. operates all of its business through Duane Reade Inc. and its subsidiaries and has no other independent assets, liabilities or operations. To the extent it has liquidity requirements, it will depend on distributions of cash from Duane Reade Inc., to the extent permitted by the various agreements to which Duane Reade Inc. is a party. Currently, we do not expect Duane Reade Holdings, Inc. to have any material liquidity requirements.

        We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including revolving loan borrowings under the amended asset-based revolving loan facility will be adequate for the next two years, to make required payments on our indebtedness, to fund anticipated capital expenditures and the acquisition of up to two additional Gristedes leases and to satisfy our working capital requirements. We base this belief on our recent levels of cash flow from operations of approximately $19.3 million in fiscal 2007, projected improvements in working capital management, anticipated levels of capital expenditures and the available borrowing capacity under the $225.0 million amended asset-based revolving loan facility, which was approximately $72.3 million at December 29, 2007. Our availability as of March 24, 2008 was approximately $61.3 million. Our stockholder's deficit is expected to increase in 2008 due to continued losses, however, this deficit does not impact our liquidity as noted above and has no impact on our debt covenants. Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. In addition, our operating results, cash flow and capital resources may not be sufficient for repayment of our indebtedness in the future. Some risks that could adversely affect our ability to meet our debt service obligations include, but are not limited to, reductions in third party prescription reimbursement rates, declines in the New York City economy, increases in competitive activity, adverse changes in vendor credit terms, changes in drug consumption patterns, additional adverse legislative changes or a major disruption of business in our markets from a terrorist event, natural disaster or other unexpected events. Other factors that may adversely affect our ability to service our debt are described above under "Special Note Regarding Forward-Looking Statements." Borrowings under the amended asset-based revolving loan facility and the aggregate $210.0 million senior secured floating rate notes bear interest at floating rates. Therefore, our financial condition will be affected by changes in prevailing interest rates. On May 25, 2005, we entered into a hedging transaction through the acquisition of a "no cost collar." Under this arrangement, we capped our exposure on $130 million of LIBOR-based borrowings under the floating rate notes at a maximum LIBOR rate of 5.30%. In addition, we established a minimum "floor" LIBOR rate of 3.45%, in line with then current LIBOR rates. This hedging arrangement expires on June 16, 2008.

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

        On September 28, 2007, the asset-based revolving loan facility was amended to exclude from the definition of "Capital Expenditures" any expenditure made with the proceeds of any equity securities issued or capital contributions received by us.

        Revolving loans under the amended asset-based revolving loan facility, at our option, bear interest at either:

  •
  a rate equal to LIBOR (the London Interbank Offered Rate) plus a margin of from 1.00% to 2.00%, determined based on levels of borrowing availability reset each fiscal quarter; or

  •
  a rate equal to the prime rate of Banc of America Retail Group Inc. plus a margin of from 0.00% to 0.50%, determined based on levels of borrowing availability reset each fiscal quarter. Borrowings under the amended facility continue to be primarily LIBOR-based. At December 29, 2007 and December 30, 2006, the amended asset-based revolving loan facility bore interest at a weighted average annual rate of 6.72% and 6.94%, respectively

        At December 29, 2007, there was $141.4 million outstanding under the amended asset-based revolving loan facility, and approximately $72.3 million of remaining availability, net of $6.3 million reserved for outstanding standby letters of credit. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt and we do not meet the criteria of SFAS No. 6, "Classification of Short-Term Obligations Expected to be Refinanced—An Amendment of ARB No. 43, Chapter 3A", to reclassify the debt as long-term. We intend to continue to utilize this facility for our working capital needs though the date of its maturity in July 2011.

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

        The senior secured notes bear interest at a floating rate of LIBOR plus 4.50%, reset quarterly. Interest on the senior secured notes is payable quarterly on each March 15, June 15, September 15, and December 15. The senior secured notes mature on December 15, 2010. At December 29, 2007, the senior secured notes bore interest at an annual rate of 9.49%.

        On May 25, 2005, we entered into a hedging transaction through the acquisition of a "no cost collar." Under this arrangement, we capped our exposure on $130.0 million of LIBOR-based borrowings under the senior secured notes at a maximum LIBOR rate of 5.30%. In addition, we established a minimum "floor" LIBOR rate of 3.45% in line with then current LIBOR rates. This hedging arrangement expires on June 16, 2008. The changes in the fair value of the hedge agreement are reflected on the Consolidated Statements of Stockholder's Equity (Deficit) and Comprehensive Income (Loss) included within the financial statements. At December 29, 2007, the LIBOR rate in effect for the senior secured notes was 4.99%, which fell within the range of minimum and maximum allowable interest rates under the "no cost collar." As a result, at December 29, 2007, the "no cost collar" had no impact on our overall effective interest rate on the senior secured notes.

        We guarantee the senior secured notes on a full and unconditional, senior secured basis. Duane Reade Inc. and Duane Reade GP are co-obligors under the senior secured notes. The senior secured notes rank equally in right of payment with any of our, Duane Reade Inc's or Duane Reade GP's unsubordinated indebtedness and senior in right of payment to any of our, Duane Reade Inc's or Duane Reade GP's subordinated or senior subordinated indebtedness. All obligations under the senior secured notes are guaranteed on a senior basis by each of our existing subsidiaries, other than Duane Reade Inc. and Duane Reade GP, and will be guaranteed by future subsidiaries of Duane Reade Inc. and Duane Reade GP except certain foreign and certain domestic subsidiaries. The senior secured notes and the guarantees are collateralized by a first priority interest in substantially all of our assets other than those assets in which the lenders under the amended asset-based revolving loan facility have a first priority interest and certain excluded assets, as defined within the indenture. The senior secured notes and the guarantees are also collateralized by a second priority interest in all collateral pledged on a first priority basis to lenders under the amended asset-based revolving loan facility.

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

        At December 29, 2007, the weighted average combined interest rate in effect on all variable rate debt outstanding, including the benefit afforded by the "no cost collar," was 8.38%.

        Senior Subordinated Notes due 2011    On July 30, 2004, upon completion of the Acquisition, Duane Reade Inc. and Duane Reade GP co-issued $195.0 million of 9.75% senior subordinated notes due 2011. The senior subordinated notes mature on August 1, 2011 and bear interest at 9.75% per annum payable in semi-annual installments on February 1 and August 1. The senior subordinated notes are uncollateralized obligations and subordinated in right of payment to all of our, Duane Reade Inc.'s and Duane Reade GP's existing and future unsubordinated indebtedness, including borrowings under the amended asset-based revolving loan facility and the senior secured notes. The senior subordinated notes will rank equally with any future senior subordinated indebtedness and senior to any future subordinated indebtedness. The senior subordinated notes are guaranteed on an uncollateralized, senior subordinated basis by us and all of Duane Reade Inc.'s existing direct and indirect domestic subsidiaries other than Duane Reade GP, which is a co-obligor under the senior subordinated notes. Upon the occurrence of specified change of control events, we will be required to make an offer to repurchase all of the senior subordinated notes at 101% of the outstanding principal amount of the senior subordinated notes plus accrued and unpaid interest to the date of repurchase. The indenture governing the senior subordinated notes contains certain affirmative and negative covenants that limit the ability of Duane Reade Inc., Duane Reade GP and their restricted subsidiaries to incur additional indebtedness, pay dividends, make repayments on indebtedness that is subordinated to the senior subordinated notes and to make certain other restricted payments, incur certain liens, use proceeds from sales of assets, enter into business combination transactions (including mergers, consolidations and asset sales), enter into transactions with affiliates and permit restrictions on the payment of dividends by restricted subsidiaries. The indenture governing the senior subordinated notes contains customary events of default, which, if triggered, may result in the acceleration of the indebtedness outstanding under the indenture. There are no credit ratings related triggers in the indenture governing the senior subordinated notes that would impact the cost of borrowing, annual amortization of principal or related indebtedness maturity.

Other Factors Influencing our Liquidity

        In June 2005, the appraisal panel in the World Trade Center insurance claim litigation determined the amount of our business interruption loss as a result of the events of September 11, 2001. This determination by the panel is subject to existing appeals and potentially additional appeals, and on June 22, 2005, the Second Circuit Court of Appeals affirmed the decision of the trial court, with modifications, including modifications to certain of the legal tests on which the appraisal panel's decision was based. Based on this decision and related modifications, the appraisal panel revised its previously issued determination to require an additional $5.6 million payment from the carrier in addition to the $9.9 million previously paid by the insurance carrier in 2002. As a result of the insurer's refusal to pay this amount and also as a result of the Second Circuit Court of Appeals' interpretation of our insurance policy, in January 2007, we commenced another action in the U.S. District Court for the Southern District of New York to recover both the appraisal panel's award and additional amounts under the policy. In August 2007, the District Court entered judgment in the amount of $0.8 million plus interest, and both parties appealed. The appeals have been briefed and are awaiting argument in the Second Circuit Court of Appeals. However, due to the inherent uncertainty of litigation, there can be no assurance that this appeal will be successful. Please see "Item 3. Legal Proceedings" for a more detailed explanation of this matter.

        Thirteen of our stores, which generated approximately 5.9% of our net sales for fiscal 2007, have leases scheduled to expire before the end of fiscal 2009. One of these leases has a renewal option. We believe that we will be able to renew the other expiring leases on economically favorable terms or, alternatively, find other economically attractive locations to lease.

        As of December 29, 2007, approximately 4,800 of our approximately 6,700 employees were represented by various labor unions and were covered by collective bargaining agreements. Pursuant to the terms of the collective bargaining agreements covering these employees, we are required, in some instances, to pay specified annual increases in salary and benefits contributions relating to the member employees. We do not believe that these increases will have a material impact on our liquidity or results of operations. Our collective bargaining agreements with the RWDSU/Local 338 and Local 340A New York Joint Board, UNITE AFL-CIO, who, on a combined basis represent approximately 4,400 of our employees in all of our stores, expire on March 31, 2009. Approximately 400 of our employees in our two distribution centers in Maspeth, Queens, NY and North Bergen, NJ are represented by Local 210, International Brotherhood of Teamsters, Chauffeurs and Warehousemen, under a collective bargaining agreement that expires on August 31, 2008.

        The following tables provide information with respect to our commitments and obligations as at December 29, 2007:

	Payments due by Period
Contractual Cash Obligations	Total	Within 1 year	Within 2-3 years	Within 4-5 years	After 5 years
	(dollars in thousands)
Long-Term Debt(1)	$405,032	$—	$210,000	$195,000	$32
Asset-Based Revolving Loan Facility(2)	141,352	—	—	141,352	—
Capital Lease Obligations(3)	9,469	3,994	4,879	596	—
Operating Leases(4)	1,286,674	128,277	249,790	235,018	673,589
Fixed Interest Payments(5)	76,051	19,013	38,025	19,013	—
Severance Payments(6)	135	9	16	16	94
Real Estate Litigation Settlement(7)	327	327	—	—	—
Redeemable Preferred Stock(8)	39,400	—	—	—	39,400
Redeemable Preferred Stock Dividends(8)	89,496	—	—	—	89,496

Total Contractual Cash Obligations	$2,047,936	$151,620	$502,710	$590,995	$802,611

(1)
These amounts include $195.0 million of outstanding senior subordinated notes, $210.0 million of outstanding senior secured floating rate notes and $32,000 outstanding under the senior convertible notes due in 2022. For more information about the terms of the indebtedness described above, please see "—Debt," above.

(2)
At December 29, 2007, approximately $141.4 million was outstanding under our amended asset-based revolving loan facility. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt and we do not meet the criteria of SFAS No. 6, "Classification of Short-Term Obligations Expected to be Refinanced—An Amendment of ARB No. 43, Chapter 3A", to reclassify the debt as long-term, however this is not an indication that this credit facility is expected to be retired within the next year. We intend to continue to use this facility for our working capital needs through the date of its maturity in July 2011.

(3)
In January 2005, we entered into a 60-month lease for equipment to be used in the photofinishing departments of our stores. This lease replaced certain operating leases for similar equipment which were satisfied in December 2004. In December 2007, we entered into a 48-month lease for computer equipment used for the warehousing and distribution of data. Note 10 to the consolidated financial statements provide further detail on our Capital Lease obligations.

(4)
Note 16 to the consolidated financial statements provides further detail on Operating Lease obligations.

(5)
Reflects interest payable on $195.0 million of the senior subordinated notes.

(6)
Reflects future health insurance premium payments specified under the employment contract with Mr. Cuti which are required to be made by us in connection with his replacement on November 21, 2005. In an ongoing arbitration between Mr. Cuti and us (explained in more detail in "Item 3. Legal Proceedings"), we are seeking, among other forms of relief, rescission of employment agreements entered into between us and Mr. Cuti, the return of all compensation paid under the employment agreements, including the benefits described in this footnote, and other monetary damages.

(7)
Reflects cash payments due to the landlord of one of the Company's stores in connection with the settlement of a real estate litigation.

(8)
The Series A redeemable preferred stock has a 12 year mandatory redemption date from the issuance date and provides for an annual cash dividend of 10% payable quarterly, subject to being declared by our Board of Directors. To the extent the dividends are not paid in cash, the dividends will cumulate on a quarterly basis to the extent not paid quarterly. The dividends are currently restricted under the agreements governing our outstanding indebtedness, so we have reflected the dividends in the table above as not being payable until the mandatory redemption date. Each of the 525,334 shares of Series A redeemable preferred stock is immediately redeemable without penalty, at our option prior to the mandatory redemption date, at a liquidation preference of $75.00 per share plus any accrued but unpaid dividends as of the redemption date.

		Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Within 1 year	After 2-3 years	4-5 years	5 years
	(dollars in thousands)
Standby Letters of Credit(1)	$6,334	$6,334	$—	$—	$—

Total Commercial Commitments	$6,334	$6,334	$—	$—	$—

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

        In connection with the November 21, 2005 replacement of Mr. Cuti by Mr. Dreiling, Mr. Cuti's employment contract specifies payments to Mr. Cuti in cash totaling up to $6.6 million. We have paid the full amount through December 29, 2007. In addition, the employment contract provides for continued health insurance coverage for Mr. Cuti during the 25-month period following termination and, upon expiration of that period, if Mr. Cuti is not otherwise eligible under another employer's comparable medical plan, lifetime retiree medical benefits at a cost not to exceed $50,000 annually. In an ongoing arbitration between Mr. Cuti and us (explained in more detail in "Item 3. Legal Proceedings"), we are seeking, among other forms of relief, rescission of employment agreements entered into between us and Mr. Cuti, the return of all compensation paid under the employment agreements, including the benefits described in this paragraph, and other monetary damages.

        In connection with the Acquisition, Mr. Cuti was granted equity interests in Duane Reade Shareholders and Duane Reade Holdings, Inc., consisting of options to purchase shares of our common stock and a profits interest in Duane Reade Shareholders. Mr. Cuti's employment contract provides that, as a result of his replacement on November 21, 2005 by Mr. Dreiling, he had the right to require us to purchase for cash to be paid over a two year period all or a portion of these equity interests as he may designate, at a value determined in accordance with a formula. In connection with his replacement, we have treated all of his equity interests as having vested. The profits interest and options will have no value unless the value of Duane Reade Shareholders and Duane Reade Holdings, Inc., respectively, appreciate following the Acquisition. Mr. Cuti's purchase right will be suspended at any time when the exercise of such purchase rights would result in a default under the financing arrangements of Duane Reade Shareholders, Duane Reade Holdings, Inc. or Duane Reade Inc. On December 21, 2005, Mr. Cuti provided notice to Duane Reade Inc. that he was exercising his repurchase right to cause us to repurchase 5% of his profits interest. Pursuant to the procedures outlined in the new employment agreement, Duane Reade Inc. has advised him that his profits interest as of December 21, 2005 was determined to have no value. The benefits described in this paragraph were all granted under an employment agreement between Mr. Cuti and us. In an ongoing arbitration between Mr. Cuti and us (explained in more detail in "Item 3. Legal Proceedings"), we are seeking, among other forms of relief, rescission of employment agreements entered into between us and Mr. Cuti and the return of all compensation paid under the employment agreements, including the benefits described in this paragraph. The determination that Mr. Cuti's profits interest as of December 21, 2005 had no value is also one of several subjects specifically at issue in the arbitration.

        In connection with the assignment of certain store leases to third parties during 2007, we continue to guarantee lease obligations for six former stores. The respective purchasers have assumed our obligations under these leases and are primarily liable for these obligations. Although we believe it to be unlikely, assuming that each respective purchaser became insolvent, management estimates that we could settle these obligations for amounts substantially less than the aggregate obligation of $24.1 million as of December 29, 2007. The obligations are for varying terms dependent upon the respective lease, the longest of which lasts through May 31, 2022.

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

Receivables—Reserves for Uncollectible Accounts

        At December 29, 2007 and December 30, 2006, accounts receivable included $37.7 million and $39.4 million, respectively, representing amounts due from various insurance companies, pharmacy benefit management companies and governmental agencies under third party payment plans for prescription sales made prior to those dates. Our accounting policy, which is based on our past collection experience, is to fully reserve for all pharmacy receivables over 120 days old that are unpaid at the evaluation date, as well as any other pharmacy receivables deemed potentially uncollectible. Pharmacy receivables other than NY Medicaid are adjudicated at the point of sale and do not generally have issues of collectability. There was approximately $0.1 million reserved for uncollectible pharmacy receivables at each of December 29, 2007 and December 30, 2006. Other receivables, which primarily consist of amounts due from vendors, are reserved for based upon a specific application of our historical collection experience to the total aged receivable balance. At December 29, 2007 and December 30, 2006, these reserves were approximately $1.7 million and $2.0 million, respectively.

Inventory Shrink Estimates

        We perform front-end and pharmacy physical inventories in all of our stores and the distribution centers at least once per year on a staggered cycle basis. Inventories are valued using the average specific item cost, last-in, first-out (LIFO) method reduced by estimated inventory shrink losses for the period between the last physical inventory in each store and the balance sheet date. These shrink estimates are based on the latest chain-wide trends. At December 29, 2007 and December 30, 2006, a change in this shrink estimate of 1.0% of front-end sales would impact year-to-date pre-tax earnings and related reserves by approximately $3.3 million and $2.9 million, respectively.

Insurance Liabilities and Reserves

        At December 29, 2007 and December 30, 2006, there were $4.8 million and $4.5 million of accrued general liability claim costs, respectively, that primarily related to the gross amount payable for customer accident claims. Our policy is to recognize a liability for the estimated projected ultimate settlement value of these claims as well as a provision for incurred but unreported claims as of each balance sheet date. These estimates are made based on a review of the facts and circumstances of each individual claim using experienced third party claims adjustors. These estimates are also reviewed and monitored on an ongoing basis by management. For a majority of the claims, the maximum self-insured portion of any individual claim amounts to $250,000, although our historical claim settlement experience is significantly lower. We carry primary general liability insurance coverage above the self-insured limit of $15 million and also have a general liability umbrella policy that provides an additional $100 million of insurance coverage beyond the primary limit. At December 29, 2007, there were 231 outstanding claims with an average projected settlement value of approximately $20,850, as compared to 251 outstanding claims with an average projected settlement value of approximately $17,850 at December 30, 2006.

Impairment of Long-Lived Assets

        At December 29, 2007, we had net fixed assets of $195.7 million and other net intangible assets consisting of favorable leases and other lease acquisition costs of $74.4 million, customer lists of $42.4 million, capitalized software of $16.1 million and non-competition agreements of $0.3 million. Our policy is to evaluate our intangible and long-lived assets, exclusive of goodwill and indefinite-lived intangible assets, for impairment when circumstances indicate that impairment may have occurred. These circumstances include, but are not limited to, a significant adverse change in legal factors or in the business climate, adverse action or assessment by a regulator, unanticipated competition or the loss of key personnel. When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset's estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate the amount of the impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset's estimated fair value, which may be based on estimated future cash flows. We recognize an impairment loss if the amount of the asset's carrying value exceeds the asset's estimated fair value. Any such write-downs would result in a non-cash operating loss. Our impairment loss calculations can be affected by uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows. Using the impairment evaluation methodology described, we recorded long-lived asset impairment charges totaling $0.9 million and $10.2 million, in the aggregate, during fiscal 2007 and fiscal 2006, respectively.

Impairment of Goodwill and Intangible Assets

        At December 29, 2007, the carrying value of our goodwill and our trade name was approximately $70.1 million and $46.0 million, respectively. Goodwill and indefinite lived intangibles are not amortized but are evaluated annually as of the year end balance sheet date and between annual tests in certain circumstances as required under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". The process of evaluating our goodwill and our trade name for impairment involves the determination of fair value. Inherent in such fair value determinations are certain judgments and estimates, including a projection of future cash flows, the interpretation of economic indicators and market valuations, assumptions in our business plans and other quantitative and qualitative analyses. Our most recent evaluation of goodwill and our trade name as of December 29, 2007 resulted in no impairment charge to these assets. We may be required to perform an additional interim impairment review if circumstances similar to those listed above, under the caption "Impairment of Long-Lived Assets," indicate that impairment may have occurred. We may be required to recognize an impairment charge at the time an interim or future annual impairment review is performed, depending in part on the estimated value of our market capitalization. These types of analyses can be affected by uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and to estimate industry economic factors, as well as the profitability of future business strategies and the selection of an appropriate discount rate that reflects the risk inherent in future cash flows. If actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

Closed Store Reserve

        We occasionally vacate store locations prior to the expiration of the related lease. For vacated locations that are under long-term leases, we record an expense for the difference between our future lease payments and related costs (e.g., real estate taxes and common area maintenance) from the date of closure through the end of the remaining lease term, net of expected future sublease rental income. Our closed store reserve contains uncertainties because management is required to make assumptions and to apply judgment to estimate the duration of future vacancy periods, the amount and timing of future settlement payments, and the amount and timing of potential sublease rental income. When making these assumptions, management considers a number of factors, including historical settlement experience, the owner of the property, the location and condition of the property, the terms of the underlying lease, the specific marketplace demand and general economic conditions. At December 29, 2007 and December 30, 2006, we had a total closed store reserve of $7.7 million and $7.3 million, respectively.

Other Loss Contingencies

        Liabilities for loss contingencies are recorded when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Loss contingencies often take years to resolve and can involve complicated litigation matters and potential regulatory actions, the outcomes of which are difficult to predict. Our estimates are developed in consultation with in-house and outside counsel, and are based upon our current litigation and settlement strategies. To the extent additional information arises or our strategies change, it is possible that our best estimate of the probable liability may also change. At December 29, 2007, we recorded loss contingencies for legal settlement costs of $0.6 million.

Fair Value Measures

        We have certain financial instruments that are accounted for at fair value. Since the financial instruments are not traded, they are valued using valuation models that require judgment. Since judgment is involved in determining the fair value of these financial instruments, there is a risk that the carrying value of financial instruments may be overstated or understated. In 2007, we issued preferred stock and common stock warrants in connection with the acquisition of Gristedes store leases. In accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," we have recorded the portion of the proceeds that are attributable to the preferred stock ($30.7 million) as a liability because of the mandatory redemption feature. The remaining amount of $8.4 million (net of $0.3 million of expenses) was ascribed to the warrants, based on a relative fair value basis, and is recorded within additional paid-in capital. At December 29, 2007, we recorded a $3.2 million liability for the mandatory redemption feature of the preferred stock. The valuation of the mandatory redemption feature requires us to estimate the probability of events which may require the mandatory redemption of our preferred stock. Other significant financial instruments whose fair value is recorded within our consolidated financial statements include a liability for phantom stock, compensation expense for stock options granted by us and a liability for the profits interest of Mr. Cuti. The valuations of these items contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies as well as selecting the appropriate discount rate. If actual results are not consistent with our estimates or assumptions, we may be required to record additional charges or reverse previously recorded charges that could be material.

Seasonality

        The non-pharmacy business is seasonal in nature, with the Christmas holiday season generating a higher proportion of sales and earnings than other periods.

Inflation

        We believe that inflation has not had a material impact on our results of operations during the three years ended December 29, 2007.

Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued SFAS No.157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is applicable for us as of December 30, 2007, the first day of fiscal 2008. The FASB issued FASB Staff Position FAS 157-b, "Effective Date of FASB Statement No. 157", which deferred the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities until fiscal 2009. The adoption of SFAS No. 157 is not currently expected to have a material effect on our consolidated financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141(R), "Business Combinations." SFAS No. 141(R) expands the definition of transactions and events that qualify as business combinations, requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill, changes the recognition timing for restructuring costs, and requires acquisition costs to be expensed as incurred. Adoption of SFAS No. 141(R) is required for business combinations after December 15, 2008. Early adoption and retroactive application of SFAS No. 141(R) to fiscal years preceding the effective date are not permitted. The adoption of SFAS No. 141(R) is not currently expected to have a material effect on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51." SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not currently expected to have a material effect on our consolidated financial statements.

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

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of SFAS No. 109, "Accounting for Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have adopted FIN 48 effective with the quarter ended March 31, 2007, and such adoption did not have a material effect on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our financial results are subject to risk from interest rate fluctuations on debt, which carries variable interest rates. Variable rate debt outstanding at December 29, 2007 included $141.4 million of borrowings under the amended asset-based revolving loan facility and $210.0 million under the senior secured floating rate notes. At December 29, 2007, the weighted average combined interest rate in effect on all variable rate debt outstanding was 8.38%. A 0.50% change in interest rates applied to the $351.4 million balance of floating rate debt would affect pre-tax annual results of operations by approximately $1.8 million. In addition, there were also $195.0 million of senior subordinated notes and $32,000 of senior convertible notes outstanding at December 29, 2007. The senior subordinated notes and senior convertible notes bear interest payable semi-annually at fixed rates of 9.75% and 3.75%, respectively, and are therefore not subject to risk from interest rate fluctuations.

        On May 25, 2005 we entered into a hedging transaction through the acquisition of a "no cost collar." Under this arrangement, we capped our exposure on $130 million of LIBOR-based borrowings under the senior secured notes at a maximum LIBOR rate of 5.30%. In addition, we established a minimum "floor" LIBOR rate of 3.45%, in line with then current LIBOR rates. This hedging arrangement expires on June 16, 2008. At December 29, 2007, the LIBOR rate in effect for the senior secured notes was 4.99%, which fell within the range of minimum and maximum allowable interest rates under the "no cost collar." As a result, on an annualized basis, the interest rate protection afforded by the "no cost collar" amounted to $0.

        The principal objective of our investment management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate our funding needs. As part of our risk management, we may continue to use derivative financial products such as interest rate hedges and interest rate swaps in the future.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DUANE READE HOLDINGS, INC

AUDITED FINANCIAL STATEMENTS

Index

Reports of Independent Registered Public Accounting Firm	60
Consolidated Statements of Operations—
For the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005	61
Consolidated Balance Sheets—
As of December 29, 2007 and December 30, 2006	62
Consolidated Statements of Cash Flows—
For the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005	63
Consolidated Statements of Stockholder's Equity (Deficit) and Comprehensive Income (Loss)—
For the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005	64
Notes to Consolidated Financial Statements	65
Schedule II—Valuation and Qualifying Accounts	143

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Duane Reade Holdings, Inc.:

        We have audited the accompanying consolidated balance sheets of Duane Reade Holdings Inc. and subsidiaries (the "Company") as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 29, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duane Reade Holdings, Inc. and subsidiaries as of December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2007, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 to the consolidated financial statements, in 2007, the Company changed its classification of store occupancy costs from cost of sales to selling, general, and administrative expenses for all periods presented. Also as discussed in Note 1 to the Consolidated Financial Statements, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" as of December 31, 2006.

        As further discussed in Note 1 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payments" as of January 1, 2006. As further discussed in Note 1, the Company adopted Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," as of December 30, 2006.

KPMG LLP
New York, New York
March 31, 2008

DUANE READE HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands)

	Fiscal Year Ended December 29, 2007	Fiscal Year Ended December 30, 2006	Fiscal Year Ended December 31, 2005
Net sales	$1,686,752	$1,584,778	$1,589,451
Cost of sales	1,176,376	1,108,727	1,135,596

Gross profit	510,376	476,051	453,855
Selling, general & administrative expenses	446,696	426,532	425,931
Transaction expenses	—	—	681
Labor contingency (income) expense	—	(18,004)	4,400
Depreciation and amortization	73,080	71,932	70,594
Store pre-opening expenses	600	305	364
Gain on sale of pharmacy files	(1,337)	—	—
Other (Note 14)	15,948	14,747	31,761

Operating loss	(24,611)	(19,461)	(79,876)
Interest expense, net	60,977	56,947	50,004

Loss before income taxes	(85,588)	(76,408)	(129,880)
Income tax (expense) benefit	(2,192)	(2,956)	29,492

Net loss	$(87,780)	$(79,364)	$(100,388)

See accompanying notes to consolidated financial statements.

DUANE READE HOLDINGS, INC.

Consolidated Balance Sheets

(Dollars in thousands)

	December 29, 2007	December 30, 2006
Assets
Current assets
Cash	$1,380	$1,395
Receivables, net	55,707	57,181
Inventories	211,678	218,924
Deferred income taxes	—	2,429
Prepaid expenses and other current assets	13,205	25,659

Total current assets	281,970	305,588
Property and equipment, net	195,740	208,148
Goodwill	70,099	70,384
Other assets, net	194,680	214,461

Total assets	$742,489	$798,581

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$75,769	$83,410
Accrued interest	9,158	9,299
Accrued expenses	43,086	46,380
Current portion of long-term debt	141,352	157,122
Current portion of capital lease obligation	3,994	3,173

Total current liabilities	273,359	299,384
Long-term debt	405,032	405,032
Capital lease obligation, less current portion	5,475	7,137
Deferred income taxes	27,423	29,621
Other non-current liabilities	104,523	54,670

Total liabilities	815,812	795,844

Commitments and contingencies (Note 16)
Stockholders' equity
Preferred stock, $0.01 par; authorized 50,000 shares; issued and outstanding: zero shares at December 29, 2007 and December 30, 2006	—	—
Common stock, $0.01 par; authorized 4,205,600 and 3,050,000 shares at December 29, 2007 and December 30, 2006, respectively; issued and outstanding: 2,595,077 and 2,594,977 shares at December 29, 2007 and December 30, 2006, respectively	26	26
Paid-in capital	251,716	239,807
Accumulated other comprehensive income	4	193
Accumulated deficit	(325,069)	(237,289)

Total stockholders' equity (deficit)	(73,323)	2,737

Total liabilities and stockholders' equity (deficit)	$742,489	$798,581

See accompanying notes to consolidated financial statements.

DUANE READE HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended December 29, 2007	Fiscal Year Ended December 30, 2006	Fiscal Year Ended December 31, 2005
Cash flows from operating activities:
Net loss	$(87,780)	$(79,364)	$(100,388)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	76,733	75,882	74,510
Deferred income taxes	2,065	2,520	(30,150)
Non-cash rent expense	11,678	10,956	13,243
Asset impairment charges	868	10,202	16,600
Reversal of labor contingency liability	—	(18,004)	—
Other non-cash charges (credits)	(163)	382	—
Changes in operating assets and liabilities (net of effect of acquisitions):
Receivables	1,474	(800)	1,675
Inventories	7,246	12,654	31,134
Prepaid expenses and other current assets	12,454	4,255	6,985
Accounts payable	(7,641)	10,699	(7,018)
Accrued expenses	(5,270)	(8,827)	(4,642)
Other assets and liabilities, net	7,607	(8,939)	1,055

Net cash provided by operating activities	19,271	11,616	3,004

Cash flows from investing activities:
Capital expenditures	(26,050)	(25,112)	(25,214)
Lease acquisition, customer file and other costs	(19,206)	(6,458)	(8,484)
Proceeds on sales of assets	3,335	2,500	7,069

Net cash used in investing activities	(41,921)	(29,070)	(26,629)

Cash flows from financing activities:
Issuance of preferred stock and warrants	39,150	—	—
Proceeds from floating rate note offering	—	—	47,750
Capital contributions	2,467	—	—
Borrowings from revolving credit facility	1,982,406	1,850,549	1,833,698
Repayments of revolving credit facility	(1,998,178)	(1,829,120)	(1,851,875)
Deferred financing costs	(5)	(755)	(3,094)
Proceeds from exercise of stock options	10	—	—
Repayment of capital lease obligations	(3,215)	(3,187)	(2,821)

Net cash provided by financing activities	22,635	17,487	23,658

Net increase (decrease) in cash	(15)	33	33
Cash at beginning of year	1,395	1,362	1,329

Cash at end of year	$1,380	$1,395	$1,362

Supplementary disclosures of cash flow information:
Cash paid for interest	$53,006	$52,518	$45,108
Cash paid for taxes on income, net of refunds received	$281	$198	$1,001
Property acquired under capital lease financing	$2,377	$—	$13,529

See accompanying notes to consolidated financial statements.

DUANE READE HOLDINGS, INC.

Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss)

(Dollars in thousands)

	Preferred Stock		Common Stock
					Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)		Comprehensive Income (Loss)
	Shares	Amount $	Shares	Amount $				Total
Balance, December 26, 2004	—	$—	2,594,977	$26	$239,472	$(57,537)	$—	$181,961	$—
Interest rate hedge	—	—	—	—	—	—	260	260	260
Net loss	—	—	—	—	—	(100,388)	—	(100,388)	(100,388)

Balance, December 31, 2005	—	$—	2,594,977	$26	$239,472	$(157,925)	$260	$81,833	$(100,128)

Grant and recognition of stock options	—	—	—	—	335	—	—	335	$—
Interest rate hedge	—	—	—	—	—	—	(67)	(67)	(67)
Net loss	—	—	—	—	—	(79,364)	—	(79,364)	(79,364)

Balance, December 30, 2006	—	$—	2,594,977	$26	$239,807	$(237,289)	$193	$2,737	$(79,431)

Grant and recognition of stock options	—	—	—	—	982	—	—	982	$—
Interest rate hedge	—	—	—	—	—	—	(189)	(189)	(189)
Capital contribution	—	—	—	—	2,467	—	—	2,467	—
Issuance of common stock warrants	—	—	—	—	8,450	—	—	8,450	—
Exercise of stock options	—	—	100	—	10	—	—	10	—
Net loss	—	—	—	—	—	(87,780)	—	(87,780)	(87,780)

Balance, December 29, 2007	—	$—	2,595,077	$26	$251,716	$(325,069)	$4	$(73,323)	$(87,969)

See accompanying notes to consolidated financial statements.

DUANE READE HOLDINGS, INC

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

        The Company, along with certain of its subsidiaries, is a guarantor of the debt obligations of Duane Reade Inc. and Duane Reade, the New York general partnership that holds the operating assets and liabilities ("Duane Reade GP"). The Company has no assets or operations other than its investment in its subsidiaries. Accordingly, the Consolidated Financial Statements present the consolidated net assets and operations of the subsidiaries. The guarantees provided by the Company and its other subsidiaries under the debt obligations of Duane Reade Inc. and Duane Reade GP (described in more detail in Note 9) are full and unconditional, joint and several.

        The primary assets of Duane Reade Holdings, Inc. are its ownership of 100% of the outstanding common stock of Duane Reade Inc. Duane Reade Inc. owns 99% of the outstanding partnership interest of Duane Reade GP, and 100% of all of the outstanding common stock of DRI I Inc. DRI I Inc. owns the remaining 1% partnership interest in Duane Reade GP. Substantially all of the Company's operations of 242 drugstores located in the metropolitan New York market are conducted through Duane Reade GP. In August 1999, two new subsidiaries, Duane Reade International, Inc. and Duane Reade Realty, Inc., were established. Duane Reade GP distributed to Duane Reade Inc. and DRI I Inc. all rights, title, and interest in all its trademarks, trade names and all other intellectual property rights. In turn, Duane Reade Inc. and DRI I Inc. made a capital contribution of these intellectual property rights to Duane Reade International. This change created a controlled system to manage and exploit these intellectual property rights separate and apart from the retail operations. In addition, Duane Reade GP distributed some of its store leases to Duane Reade Inc. and DRI I Inc., which in turn made a capital contribution of these leases to Duane Reade Realty. Duane Reade Realty is the lessee under certain store leases entered into after its creation. Duane Reade Realty subleases to Duane Reade GP the properties subject to those leases.

        Significant accounting policies followed in the preparation of the Consolidated Financial Statements are as follows:

        Reporting year:    The fiscal year for the Company is the 52 or 53 week reporting period ending on the last Saturday in December. The 2007 and 2006 fiscal years contain 52 weeks, while the 2005 fiscal year contains 53 weeks.

        Principles of consolidation:    The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

        Accounting change:    During the fourth quarter of 2007, the Company changed its method of accounting for the store occupancy costs reflected on its statements of operations. The change results in a reclassification of the store occupancy costs previously included within cost of sales to selling, general and administrative expenses. The Company believes this change in accounting more closely aligns these store occupancy cost components to the nature of expenses included in its financial statement captions, and will improve the comparability of its financial statement presentation with industry peers. For the 52 weeks ended December 29, 2007 and December 30, 2006, the change in accounting results in a decrease to cost of sales of $158.1 million and $151.5 million, respectively, with a corresponding increase to gross profit and selling, general and administrative expenses for each of the affected periods. For the 53 weeks ended December 31, 2005, the change in accounting results in a decrease to cost of sales of $152.3 million with a corresponding increase to gross profit and selling, general and administrative expenses. This accounting change had no effect on the operating loss for any of the periods presented.

        Reclassification:    Certain prior year balances have been reclassified to conform to the current year's presentation.

        Cash:    Cash consists of cash on hand at our store locations.

        Receivables:    Receivables consist primarily of amounts due from various insurance companies, pharmacy benefit management companies and governmental agencies under third party payment plans for prescription sales and amounts due from vendors, a majority of which relate to promotional programs. The Company's accounting policy, which is based on its past collection experience, is to fully reserve for all pharmacy receivables over 120 days old that are unpaid at the evaluation date, as well as any other pharmacy receivables deemed potentially uncollectible. Pharmacy receivables other than NY Medicaid are adjudicated at the point of sale and do not generally have issues of collectability. Other receivables, which primarily consist of amounts due from vendors, are reserved for based upon a specific application of the Company's historical collection experience to the total aged receivable balance. The Company has provided an aggregate allowance for doubtful accounts of $1.7 million at December 29, 2007 and $2.0 million at December 30, 2006. The carrying value of the Company's receivables approximates fair value given the short-term maturity of these financial instruments.

        Inventories and cost of sales:    Inventories are stated at the lower of cost or market with cost determined using the specific item average cost last-in, first-out ("LIFO") method. When appropriate, provision is made for obsolete, slow-moving or damaged inventory. At December 29, 2007 and December 30, 2006, inventories would have been $1.6 million and $3.2 million lower, respectively, if they were valued at the lower of specific item average cost first-in, first-out cost or market. The lower specific item average cost first-in, first-out valuation is due to an inventory purchase accounting step-up at July 30, 2004. The Company's primary pharmaceutical supplier provides $30.0 million of inventory on a consignment basis. Prescription drug inventory over the consignment limit is owned. As of December 29, 2007 and December 30, 2006, there was approximately $42.1 million and $45.3 million, respectively, of prescription drug inventory over the $30.0 million consignment limit included in the Company's consolidated balance sheets. Included within cost of sales are all warehouse expenses and distribution costs. The Company reflects promotional allowances from vendors as a reduction of inventory or advertising expense, depending on the nature of the allowance, when such inventory is sold or advertising or promotions have been completed and the related allowances have been earned.

        Property and equipment:    Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of assets as follows:

Buildings and improvements	30 years
Furniture, fixtures and equipment	3-10 years
Computer equipment	5-7 years
Leasehold improvements	Life of lease or, if shorter, remaining useful life

        Other assets:    Deferred financing costs are amortized over the term of the underlying debt. Individual pharmacy customer files are amortized on a straight-line basis over their useful lives,

generally the lesser of seven years or the remaining life of the store lease. Favorable leases are amortized on a straight-line basis over the remaining life of the lease. Non-competition contracts are amortized on a straight-line basis over three years.

        In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes certain costs incurred in the development of internal-use software. The Company capitalized $4.7 million, $4.1 million and $4.7 million of computer software during fiscal 2007, fiscal 2006 and fiscal 2005, respectively. These capitalized costs are amortized over the useful life of the software, generally seven years.

        Impairment:    The carrying values of intangible assets subject to amortization and long-lived assets are reviewed and evaluated for impairment by the Company when events and circumstances indicate that the carrying amount of these assets may not be recoverable. For these intangible and long-lived assets, this evaluation is generally based on the future undiscounted operating cash flows of the related assets. Should such evaluation result in the Company concluding that the carrying amount of intangibles or long-lived assets has been impaired, an appropriate write-down to fair value based on discounted cash flows would be recorded. The Company's most recent evaluation of long-lived assets under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", as of December 29, 2007 resulted in an impairment charge of approximately $0.9 million for stores whose asset carrying values were greater than their undiscounted expected cash flows. The Company recorded an impairment charge of $10.2 million in fiscal 2006 and $0 in fiscal 2005 for stores whose asset carrying values were greater than their undiscounted expected cash flows.

        Goodwill and indefinite lived intangibles that are not amortized are evaluated for impairment annually as of the year end balance sheet date and between annual tests in certain circumstances as required under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". The process of evaluating the Company's goodwill and indefinite lived intangibles for impairment involves the determination of fair value. Inherent in such fair value determinations are certain judgments and estimates, including a projection of future cash flows, the interpretation of economic indicators and market valuations, assumptions in our business plans and other quantitative and qualitative analyses. The Company's evaluation of goodwill and the Company's trade name as of December 29, 2007 and as of December 30, 2006 resulted in no impairment charge to these assets. The Company recorded an impairment charge of $16.6 million against the value of its trade name in fiscal 2005.

        Closed Store Reserve:    The Company occasionally vacates store locations prior to the expiration of the related lease. For vacated locations that are under long-term leases, the Company records an expense for the difference between its future lease payments and related costs (e.g., real estate taxes and common area maintenance) from the date of closure through the end of the remaining lease term, net of expected future sublease rental income. The Company's closed store reserve can be affected by uncertainties because management is required to make assumptions and to apply judgment to estimate the duration of future vacancy periods, the amount and timing of future settlement payments, and the amount and timing of potential sublease rental income. When making these assumptions, management considers a number of factors, including historical settlement experience, the owner of the property, the location and condition of the property, the terms of the underlying lease, the specific marketplace demand and general economic conditions.

        Revenue recognition:    The Company recognizes revenues from the sale of merchandise at the time that the merchandise is sold. The Company does not accrue for product returns because the amounts are de minimis.

        Advertising expenses:    Costs incurred to produce media advertising are charged to expense when the advertising takes place. For the 2007 fiscal year, the 2006 fiscal year and the 2005 fiscal year, advertising expense was $12.6 million, $14.9 million, $16.3 million, respectively.

        Pre-opening expenses:    Store pre-opening costs, other than capital expenditures, are expensed when incurred.

        Operating lease accounting:    Rent expense for operating leases is expensed over the current lease term on a straight line basis commencing from the date of possession or delivery of the underlying asset. Landlord allowances are deferred and amortized on a straight-line basis over the lease term.

        Sales taxes:    The Company reflects sales tax collected at the point-of-sale as a current liability, rather than as a component of revenue. Sales taxes collected in such a manner are remitted to the appropriate state authorities in accordance with their payment schedule.

        Income taxes:    Income taxes are accounted for under the asset and liability method prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amount and tax bases of the respective assets and liabilities as well as for the deferred tax effects of tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Valuation allowances are established when management determines that it is more likely than not that a deferred tax asset will not be realized. For the fiscal years ended December 29, 2007 and December 30, 2006, the Company's balance sheet reflects valuation allowances of $112.0 million and $68.5 million, respectively. Please refer to Note 15 "Income Taxes" for additional information on this topic. The Company also establishes a reserve for costs of exposure on previously filed tax returns.

        Recently issued accounting standards:    In September 2006, the FASB issued SFAS No.157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is applicable for the Company as of December 30, 2007, the first day of fiscal 2008. The FASB issued FASB Staff Position FAS 157-b, "Effective Date of FASB Statement No. 157", which deferred the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities until fiscal 2009. The adoption of SFAS No. 157 is not currently expected to have a material effect on the Company's consolidated financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141(R), "Business Combinations." SFAS No. 141(R) expands the definition of transactions and events that qualify as business combinations, requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill, changes the recognition timing for restructuring costs, and requires acquisition costs to be expensed as incurred. Adoption of SFAS No. 141(R) is required for business combinations after December 15, 2008. Early adoption and retroactive application of SFAS No. 141(R) to fiscal years preceding the effective date are not permitted. The adoption of SFAS No. 141(R) is not currently expected to have a material effect on the Company's consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51." SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not currently expected to have a material effect on the Company's consolidated financial statements.

        In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Instruments," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company has adopted SFAS No. 155, and such adoption has not had an effect on its consolidated financial statements.

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of SFAS No. 109, "Accounting for Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 effective with the quarter ended March 31, 2007, and such adoption did not have a material effect on its consolidated financial statements.

        Employee stock option plans:    The board of directors of Duane Reade Holdings, Inc. adopted the Duane Reade Holdings, Inc. Management Stock Option Plan (the "2004 Option Plan") on July 30, 2004. The 2004 Option Plan is administered by the compensation committee of the board of directors. Any officer, employee, director or consultant of Duane Reade Holdings or any of its subsidiaries or affiliates is eligible to be designated a participant under the 2004 Option Plan. As of December 29, 2007, a maximum of 575,893 shares of the Company's common stock (on a fully diluted basis) may be granted under the 2004 Option Plan.

        Under the 2004 Option Plan, the compensation committee of Duane Reade Holdings, Inc. may grant awards of nonqualified stock options, incentive stock options, or any combination of the foregoing. A stock option granted under the 2004 Option Plan will provide a participant with the right to purchase, within a specified period of time, a stated number of shares of the Company's common stock at the price specified in the award agreement. Stock options granted under the 2004 Option Plan will be subject to such terms, including the exercise price and the conditions and timing of exercise, not inconsistent with the 2004 Option Plan, as may be determined by the compensation committee and specified in the applicable stock option agreement or thereafter.

        Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the "modified" prospective transition method. Under that transition method, compensation expense recognized for the fiscal years ended December 29, 2007 and December 30, 2006 include the vested portion of share-based payments granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company has elected to recognize compensation expense on a straight-line basis over the vesting period of the respective options. Refer to Note 17 for additional information regarding stock option-based compensation expense.

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

Fiscal Year Ended December 31, 2005
Net loss, as reported	$(100,388)
Adjust: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects.(1)(2)	(3,155)

Pro forma net loss	$(103,543)

(1)
Stock-based compensation expense in fiscal 2005 did not reflect any tax effect, as the Company recorded a valuation allowance during the period.

(2)
Includes expense of $2.0 million recorded in fiscal 2005 as a result of the replacement of Mr. Cuti, on November 21, 2005.

        The pro forma compensation expense for stock options has been estimated using the Black-Scholes option pricing model assuming a dividend yield of 0%, expected volatility of 0%, a risk-free interest rate of 4.3% and an expected term of 7 years. The pro forma disclosures may not be representative of the effects on reported net income for future years since options vest over several years and options granted prior to 1995 are not considered.

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

        Inventory shrink:    Inventory balances are presented net of the Company's estimated provision for shrink, which is based on the most recent chain-wide trends. The Company takes physical inventories of front-end merchandise in its distribution centers as well as both front-end and pharmacy merchandise in its stores at least once per year. All store inventories are taken on a staggered cycle basis throughout the year.

        General liability insurance claims:    Liabilities for the gross amount payable of general liability insurance claims are primarily related to customer accidents. The Company's policy is to recognize such liabilities based on estimates of the ultimate settlement value of these claims, as well as for estimated incurred but unreported claims as of each balance sheet date. For a majority of the claims, the Company's maximum self-insured portion of an individual claim does not exceed $250,000, although the Company's historical claim settlement experience is significantly lower. The Company carries primary general liability insurance coverage above the self-insured limit of $15 million and also has a general liability umbrella policy that provides an additional $100 million of insurance coverage beyond the primary limit. At December 29, 2007 and December 30, 2006, the Company has recorded a liability of $4.8 million and $4.5 million, respectively, reflecting the estimated gross self-insured settlement value of its general liability claims.

        Other loss contingencies:    Liabilities for loss contingencies are recorded when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable.

        Fair value measures:    The Company has certain financial instruments that are accounted for at fair value. Since the financial instruments are not traded, they are valued using valuation models that require more judgment. The significant financial instruments recorded within the Company's consolidated financial statements at fair value include non-current liabilities for the mandatory redemption feature of its preferred stock, a liability for phantom stock, compensation expense for stock options granted by the Company and a liability for the profits interest of Mr. Cuti. The valuations of these items contain uncertainties because they require management to make assumptions about the probability of future events, to apply judgment to estimate industry and economic factors and the profitability of future business strategies as well as selecting the appropriate discount rate.

        Significant vendor relationships:    The Company is party to multi-year, merchandise supply agreements in the normal course of business. The largest of these agreements is with AmerisourceBergen, the Company's primary pharmaceutical supplier. Generally, these agreements provide for certain volume commitments and may be terminated by the Company, subject in some cases to specified termination payments, none of which, in management's opinion, would constitute a material adverse effect on the Company's results of operations, financial position or cash flows. It is the opinion of management that if any of these agreements were terminated or if any contracting party was to experience events precluding fulfillment of its obligations, the Company would be able to find a suitable alternative supplier.

2.     Completion of Audit Committee Investigations

  Investigation of Real Estate Transactions and Related Matters:

        As previously disclosed, the Audit Committee of the Company, with the assistance of independent counsel (which engaged forensic accountants), conducted a review and investigation concerning certain real estate transactions and related matters and whether the accounting for such transactions was proper. That review and investigation was completed in 2007.

        As a result of the completion of the review and investigation, the independent counsel of the Audit Committee determined that it would not be necessary to restate any previously-issued financial statements for any periods during the 2005 and 2006 fiscal years. However, the independent counsel identified approximately $14.4 million of pre-tax income from real estate transactions and related matters that occurred during the 2000 through 2004 fiscal years (the "Real Estate Related Transactions") for which the Company's accounting was concluded by the Company to be improper. Based on the conclusions of the independent counsel relating to the Real Estate Related Transactions, as described in more detail below, the Audit Committee determined, on May 22, 2007, that a restatement of the Company's previously-issued financial statements as of and for the five months ended December 25, 2004, the seven months ended July 30, 2004 and the 2000 through 2003 fiscal years (collectively, the "Affected Periods") was required. The Company has filed all of the necessary restated financial statements for the Affected Periods. The restatements have had no material impact on the Company's financial statements for any periods during the 2005, 2006 or 2007 fiscal years.

        The independent counsel concluded that the Real Estate Related Transactions were orchestrated by Anthony J. Cuti, a former Chairman and CEO, who was replaced in November 2005, and were expressly designed to overstate the Company's income. The primary method used in the scheme was to make payments to certain entities that were ostensibly in respect of services provided by the entities and record the payments in connection with the Company's acquisition of various leases. The payments were therefore capitalized as part of the Company's lease acquisition costs and amortized over the lives of the related leases. These amounts were in turn paid back to the Company by the entities ostensibly for terminating operations in certain stores, not exercising certain real estate options and for taking other actions in respect of various leases (the "Company Actions"). The payments made to the Company were generally recorded as income at or about the time the agreements relating to the Company Actions were signed. According to the independent counsel's report, in order to accomplish the scheme, Mr. Cuti made certain false representations to the Company's Chief Financial Officer, other members of the management of the Company and the Company's independent accountants concerning the structure and economic substance of the Real Estate Related Transactions. The independent counsel concluded that the agreements for the Real Estate Related Transactions between the entities and the Company had not been negotiated at arm's length and that the purported consideration in those Real Estate Related Transactions was illusory and lacking in economic substance. The independent counsel therefore concluded that the circular payments to the entities by the Company and payments by the entities back to the Company should not have been made and should not have been reflected in the financial statements as originally reported. The restatement of the financial statements as of and for the Affected Periods included the adjustments required to properly reflect those circular payments and resulting adjustments to the related amortization originally recorded.

        The review and investigation of the independent counsel and the forensic accountants was completed on May 18, 2007. On May 22, 2007, the Company received a grand jury subpoena from the United States Attorney's Office for the Southern District of New York seeking documents related to the above matters. The Company is cooperating fully with that investigation. In the Company's arbitration proceeding against Mr. Cuti, on May 25, 2007, the United States Attorney's Office submitted a letter requesting a stay of the arbitration proceeding, which was granted by the arbitrator and subsequently extended. The stay is currently scheduled to expire on June 10, 2008 if not further extended. The SEC has also requested that the Company provide it with information related to this matter. For more information regarding the arbitration proceeding, please see Note 16 to the audited financial statements contained within this report.

        The Audit Committee's conclusion that the financial statements for the Affected Periods should be restated was based on the conclusions of the independent counsel in the investigation and the accounting impact of the misstatements relating to real estate-related income, combined with the misstatements described below under "Investigation of Credits and Rebillings."

  Investigation of Credits and Rebillings:

        The Audit Committee of the Company, with the assistance of independent counsel, conducted and completed a review and investigation of the fiscal periods from 2000 through September 30, 2006, relating to arrangements originated by Mr. Cuti for the issuance of improper credits and the subsequent rebilling of such credits related to amounts paid to construction and other contractors at its stores and the related improper accounting. The Audit Committee completed its investigation prior to the filing of the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2006 on January 10, 2007.

        The investigation focused principally on the accounting impact of approximately $5.8 million of credits from construction contractors that were improperly taken into the Company's income and offsetting rebillings which were improperly recorded as capital expenditures in subsequent quarters by the Company. The Audit Committee believes that all of such credits were subsequently rebilled by the contractors and that the Company paid the contractors such rebilled amounts.

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

        In the periods from fiscal 2000 through the seven months ended July 30, 2004, increased depreciation resulted in a partial offset and understatement of operating income and income before income taxes. In the periods subsequent to July 30, 2004, increased depreciation resulted in an overstatement of operating loss and loss before income taxes. Income tax expense may also have been reduced as a result, based on the tax impact of such depreciation expense. However, due to the valuation allowance being recorded during 2006, there would not be any impact on income tax expense for the 2006 period.

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

        The Company has filed the necessary restated financial statements for the Affected Periods.

3.     Pharmacy and Customer File Acquisitions

        During the 2007, 2006 and 2005 fiscal years, the Company acquired individual pharmacy customer files (which were merged into existing stores) and the operations, including certain lease-related assets, of a number of pharmacy establishments (which were operated as new stores). The table below provides detail of this acquisition activity for each of the periods presented (dollars in millions).

	Fiscal Year Ended December 29, 2007	Fiscal Year Ended December 30, 2006	Fiscal Year Ended December 31, 2005
Customer prescription files	—	—	4
Pharmacy establishments	1	—	—

Total acquisitions	1	—	4

Purchase price allocation:
Identifiable intangibles	$1.2	$—	$2.4
Inventory	0.3	—	0.4
Other assets	0.3	—	—
Accruals and liabilities	(0.2)	—	(0.3)

Total	$1.6	$—	$2.5

        The acquired operations have been included in the consolidated statements of operations from the date of acquisition and did not have a material effect on the reported results of operations of the Company for the periods presented.

4.     Receivables

        Receivables are summarized as follows (in thousands):

	December 29, 2007	December 30, 2006
Third party pharmacy plans	$37,694	$39,392
Due from vendors	14,569	15,196
Credit cards and other receivables	5,202	4,632

Subtotal	57,465	59,220
Less: allowance for doubtful accounts	(1,758)	(2,039)

Total Receivables, net of allowances	$55,707	$57,181

5.     Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets are summarized as follows (in thousands):

	December 29, 2007	December 30, 2006
Prepaid rent / real estate receivables	$2,433	$14,094
Insurance claims receivable	1,674	1,739
Prepaid insurance	1,992	1,041
Prepaid cigarette taxes	525	910
Prepaid equipment leases & maintenance contracts	1,270	1,270
Miscellaneous prepaids & receivables	5,311	6,605

Total Prepaid expenses and other current assets	$13,205	$25,659

6.     Property and Equipment

        Property and equipment are summarized as follows (in thousands):

	December 29, 2007	December 30, 2006
Furniture, fixtures and equipment	$138,900	$128,705
Building and leasehold improvements including construction in progress	162,307	155,477

	301,207	284,182
Less accumulated depreciation and amortization	105,467	76,034

Total Property and equipment, net	$195,740	$208,148

        Depreciation and amortization of property and equipment was $35.7 million, $33.7 million and $32.2 in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

7.     Other Assets

        Other assets are summarized as follows (in thousands):

	December 29, 2007	December 30, 2006
Favorable leases and other lease acquisition costs (net of accumulated amortization of $60,140 and $42,507)	$74,368	$77,097
Pharmacy customer lists (net of accumulated amortization of $61,465 and $45,049)	42,445	57,745
Trade name	46,000	46,000
Deferred financing costs (net of accumulated amortization of $13,307 and $9,424)	12,102	15,750
Software & systems development costs (net of accumulated amortization of $8,982 and $5,540)	16,081	14,780
Security deposits	2,063	2,153
Other	1,621	936

Total Other assets, net	$194,680	$214,461

        For the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005, amortization of intangible assets was $37.4 million, $38.3 million and $38.4 million, respectively. Amortization expense includes amortization of software and system development costs amounting to $3.4 million, $2.9 million and $2.6 million, respectively. For the 2008 through 2012 fiscal years, the Company expects to incur annual expenses related to the amortization of existing intangible assets of $31.2 million, $26.5 million, $22.7 million, $17.5 million and $10.3 million, respectively.

        The Company's evaluation of goodwill and its trade name as of December 29, 2007 and as of December 30, 2006 resulted in no impairment charge to these assets. The Company recorded an impairment charge of $16.6 million against the value of the Company's trade name in fiscal 2005.

8.     Accrued Expenses

        Other accrued expenses are summarized as follows (in thousands):

	December 29, 2007	December 30, 2006
Accrued salaries and benefits	$15,798	$14,128
Insurance related claims costs	4,810	4,480
Sales tax payable	1,576	1,622
Expense payables	5,168	5,988
Accrued professional fees	3,191	3,074
Closed store reserves	2,624	3,563
Deferred tax liability	1,835	—
Accrued rent	994	1,176
Accrued legal liabilities	606	1,270
Other	6,484	11,079

Total Accrued expenses	$43,086	$46,380

9.     Debt

        Debt is summarized as follows (in thousands):

Description of Instrument	December 29, 2007	December 30, 2005
Current Debt:
Asset-based revolving loan facility(1)	$141,352	$157,122
Non-Current Debt:
Senior floating rate notes due 2010	210,000	210,000
9.75% Senior subordinated notes due 2011	195,000	195,000
2.1478% Senior convertible notes due 2022	32	32

Total Long-term debt	405,032	405,032

Total Debt	$546,384	$562,154

(1)
At December 29, 2007, approximately $141.4 million was outstanding under the Company's asset-based revolving loan facility. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt and the Company does not meet the criteria of SFAS No. 6, "Classification of Short-Term Obligations Expected to be Refinanced—An Amendment of ARB No. 43, Chapter 3A", to reclassify the debt as long-term, however, this is not an indication that this credit facility is expected to be retired within the next year. The Company intends to continue to use this facility for its working capital needs through the date of its maturity in July 2011.

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

        Revolving loans under the amended asset-based revolving loan facility, at the Company's option, bear interest at either:

  •
  a rate equal to LIBOR (the London Interbank Offered Rate) plus a margin of from 1.00% to 2.00%, determined based on levels of borrowing availability reset each fiscal quarter; or

  •
  a rate equal to the prime rate of Banc of America Retail Group Inc. plus a margin of from 0.00% to 0.50%, determined based on levels of borrowing availability reset each fiscal quarter. Borrowings under the amended facility continue to be primarily LIBOR-based. At December 29, 2007 and December 30, 2006, the amended asset-based revolving loan facility bore interest at a weighted average annual rate of 6.72% and 6.94%, respectively.

At December 29, 2007, there was $141.4 million outstanding under the amended asset-based revolving loan facility, and approximately $72.3 million of remaining availability, net of $6.3 million reserved for outstanding standby letters of credit. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt, and the Company does not meet the criteria of Statement of Financial Accounting Standards No. 6, "Classification of Short Term Obligations Expected to be Refinanced," to reclassify the debt as long-term.

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

        The senior secured notes bear interest at a floating rate of LIBOR plus 4.50%, reset quarterly. Interest on the senior secured notes is payable quarterly on each March 15, June 15, September 15, and December 15. The senior secured notes mature on December 15, 2010. At December 29, 2007, the senior secured notes bore interest at an annual rate of 9.49%.

        On May 25, 2005, the Company entered into a hedging transaction through the acquisition of a "no cost collar." Under this arrangement, the Company capped its exposure on $130.0 million of LIBOR-based borrowings under the senior secured notes at a maximum LIBOR rate of 5.30%. In addition, the Company established a minimum "floor" LIBOR rate of 3.45% in line with then current LIBOR rates. This hedging arrangement expires on June 16, 2008. The changes in the fair value of the hedge agreement are reflected on the Consolidated Statements of Stockholder's Equity (Deficit) and Comprehensive Income (Loss) included within the financial statements. At December 29, 2007, the LIBOR rate in effect for the senior secured notes was 4.99%, which fell within the range of minimum and maximum allowable interest rates under the "no cost collar." As a result, the "no cost collar" did not have an impact on the overall effective interest rate for the senior secured notes.

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

        At December 29, 2007, the weighted average combined interest rate in effect on all variable rate debt outstanding, including the benefit afforded by the "no cost collar," was 8.38%.

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

        Debt Maturities.    At December 29, 2007, the aggregate maturities of debt are as follows: (dollars in thousands):

2008	$—
2009	—
2010	$210,000
2011	336,352
2012	—
Thereafter	32

Total	$546,384

10.   Capital Lease Obligations

        The Company has entered into several capital lease agreements. The capital lease obligations are payable in monthly installments and bear interest at a weighted average rate of 11.3%. At December 29, 2007, the aggregate maturity of the capitalized lease obligations and the present value of the net minimum lease payments are as follows (in thousands):

2008	$4,847
2009	4,619
2010	672
2011	616

10,754
Less amounts representing interest	1,285

9,469
Less current maturities	3,994

Total Capital lease obligations, less current portion	$5,475

        At December 29, 2007, assets acquired under capital leases and the corresponding accumulated amortization amounts were $17.5 million and $9.2 million, respectively. At December 30, 2006, assets acquired under capital leases and the corresponding accumulated amortization amounts were $15.1 million and $6.2 million, respectively.

11.   Other Non-current Liabilities

        Non-current liabilities consists of the following:

	December 29, 2007	December 30, 2006
Deferred rent	$40,462	$30,058
Deferred credits	17,429	14,532
Phantom stock liability	1,589	1,454
Closed store reserve	5,079	3,707
Preferred stock—Series A	31,786	—
Preferred stock—mandatory redemption feature	3,173	—
Other	5,005	4,919

Total Other non-current liabilities	$104,523	$54,670

        Deferred credits primarily reflects landlord allowances that will be recognized on a straight-line basis over the lives of the respective lease agreements. The phantom stock liability represents the value of shares of common stock pledged to certain of the Company's Senior Vice Presidents in exchange for certain forfeited payments to which they were entitled in connection with the completion of the Acquisition.

        The Series A preferred stock liability at December 29, 2007 is shown net of an unamortized discount of $7.6 million. The preferred stock has a 12 year mandatory redemption date from the issuance date and provides for an annual cash dividend of 10% payable quarterly subject to being declared by the Board of Directors. To the extent the dividends are not paid in cash, the dividends will cumulate on a quarterly basis to the extent not paid quarterly. Currently the Company would not be permitted under the agreements governing its indebtedness to pay such dividends in cash. The preferred stock's yield to maturity is approximately 12.7%. The preferred stock liability and related mandatory redemption feature are discussed further in Note 12.

12.   Issuance of Preferred Stock and Common Stock Warrants in Connection with the Acquisition of Store Leases

        On February 20, 2007, the Company entered into an agreement to acquire up to eight leases from the Gristedes supermarket chain for certain locations in the borough of Manhattan, New York City. The acquisition of the leases is subject to the satisfaction of certain conditions, including landlord consents. As of December 29, 2007, the Company had completed the lease acquisition on five of these locations, all of which have been opened as new stores at December 29, 2007. The acquisition of these leases has been funded through the issuance of $39.4 million of preferred stock and common stock warrants.

        On March 27, 2007, certain affiliates of Oak Hill Capital Partners L.P. made an equity commitment of $39.4 million in the form of preferred stock and warrants to acquire approximately 11% (on a fully diluted basis) of the Company's common stock at an exercise price of $75.00 per share. The proceeds from this capital infusion are to be used, in part, to acquire the Gristedes leases and to fund certain other capital expenditures. Any funds raised through this commitment in excess of funds needed for the acquisition will be used to fund the Company's normal capital spending, fund new store openings or reduce the Company's outstanding debt. The first portion of this equity commitment of $13.0 million was funded on March 27, 2007 and the balance of the $39.4 million commitment, in which certain members of senior management also elected to participate, was funded on June 28, 2007. The preferred stock has a 12 year mandatory redemption date from the issuance date and provides for an annual cash dividend of 10% payable quarterly subject to being declared by the Board of Directors. To the extent the dividends are not paid in cash, the dividends will cumulate on a quarterly basis to the extent not paid quarterly. The dividends are recorded as interest expense on the Statement of Operations. Currently the Company would not be permitted under the agreements governing its indebtedness to pay such dividends in cash. Each of the 525,334 shares of Series A preferred stock is immediately redeemable without penalty, at the Company's option prior to the mandatory redemption date, at a liquidation preference of $75.00 per share plus any accrued but unpaid dividends as of the redemption date. The Company has the right, at its option, immediately prior to an initial public offering (IPO), to require holders of the preferred stock to convert all (but not less than all) of such shares into a number of shares of the Company's common stock equal to the liquidation preference for such shares of preferred stock, divided by the price per share of the Company's common stock set forth in the final prospectus to be used in connection with the IPO. Upon the occurrence of a change in control, the Company shall be required to redeem all outstanding shares of the Series A preferred stock at a redemption price per share of $75 per share plus accrued and unpaid dividends.

        The warrants are exercisable initially to purchase an aggregate of up to 384,174 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"). The purchase price for each share of Preferred Stock is $75.00 per share, and warrants are convertible to the Company's common stock at a price per share of $75.00, subject to certain adjustments.

        In accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," the Company has recorded the portion of the proceeds that are attributable to the preferred stock ($30.7 million) as a liability because of the mandatory redemption feature. The remaining amount of $8.4 million (net of $0.3 million of expenses) was ascribed to the warrants, based on a relative fair value basis, and is recorded within additional paid-in capital. The Company has also recorded a liability for the preferred stock's mandatory redemption feature which is considered a derivative financial instrument. Such liabilities are included in "Other non-current liabilities" on the Consolidated Balance Sheet, see Note 11.

13.   Stockholders' Equity

  Common Stock of Duane Reade Holdings, Inc.

        At December 30, 2006, the Company's common stock consisted of 3,050,000 authorized shares. In fiscal 2007, the Company increased the number of authorized shares of common stock to 4,205,600. The par value of the common stock is $0.01 per share. There were 2,595,077 and 2,594,977 shares issued and outstanding at December 29, 2007 and December 30, 2007, respectively. Virtually all of the outstanding shares of Duane Reade Holdings, Inc. are beneficially owned by Duane Reade Shareholders, LLC and Oak Hill, together with the equity co-investors, owns on a fully diluted basis 100% of the outstanding membership interests in Duane Reade Shareholders, LLC.

  Preferred Stock of Duane Reade Holdings, Inc.

        In conjunction with the issuance of preferred stock discussed in Note 12, the Company created a new class of preferred stock. At December 29, 2007, 550,000 shares of the Company's Series A preferred stock ($0.01 par value) were authorized to be issued, of which 525,334 shares were outstanding. With respect to dividends and distributions and upon any liquidation event, the Series A preferred stock ranks senior to all classes of common stock.

        At December 29, 2007, the Company is also authorized to issue an additional 50,000 shares of preferred stock ($0.01 par value), none of which were outstanding at December 29, 2007 or December 30, 2006.

  Stockholders and Registration Rights Agreement

        A stockholders and registration rights agreement was entered into among certain members of management and Duane Reade Shareholders. The stockholders and registration rights agreement contains, among other things, certain restrictions on the ability of the parties thereto to freely transfer the securities of Duane Reade Holdings, Inc. held by such parties. In addition, the stockholders and registration rights agreement provides that the holders of a majority of the membership interests in Duane Reade Shareholders may, under certain circumstances, compel a sale of all or a portion of the equity in Duane Reade Holdings, Inc. to a third party (commonly known as drag-along rights) and, alternatively, that stockholders of Duane Reade Holdings, Inc. may participate in certain sales of stock by holders of a majority of the common stock of Duane Reade Holdings, Inc. to third parties (commonly known as tag-along rights). The stockholders and registration rights agreement also contains certain corporate governance provisions regarding the nomination of directors and officers of Duane Reade Holdings, Inc. by the parties thereto. The stockholders and registration rights agreement also provides that Duane Reade Shareholders will have the ability to cause Duane Reade Holdings, Inc. to register common equity securities of Duane Reade Holdings, Inc. under the Securities Act, and provide for procedures by which certain of the equity holders of Duane Reade Holdings, Inc. and Duane Reade Shareholders may participate in such registrations.

  Preemptive Rights Agreement

        A preemptive rights agreement was entered into among certain Oak Hill entities, Duane Reade Shareholders, Duane Reade Holdings, Inc., Duane Reade Inc. and Messrs. Cuti, Henry and Ray. The preemptive rights agreement contains, among other things, certain preemptive rights for management, providing that certain equity securities issued by Duane Reade Shareholders or any of its subsidiaries to the members of Duane Reade Shareholders (other than Mr. Cuti) must dilute the interests of all of the parties to the preemptive rights agreement on a proportionate basis. In connection with any such issuance of equity securities, each of Messrs. Cuti, Henry and Ray have the right to purchase from the issuing entity a percentage of equity securities being issued equal to their percentage interest (including phantom stock interest) in Duane Reade Holdings, Inc. as of such time (and, in the case of Mr. Cuti, taking into account his interest in Duane Reade Shareholders as of such time). To the extent any such members of management no longer maintain equity interests in Duane Reade Shareholders or any of its subsidiaries, they will cease to be beneficiaries of the preemptive rights agreement.

  Issuance of Common Stock Warrants

        As discussed in Note 13, in conjunction with the issuance of preferred stock, the Company also issued warrants to purchase the Company's common stock. The warrants are convertible to the Company's common stock at a price per share of $75.00, subject to certain adjustments. In accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" and Accounting Principles Board Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," the Company has recorded the portion of the proceeds that was ascribed to the warrants, $8.4 million (net of $0.3 million of expenses), based on a relative fair value basis, within additional paid-in capital.

  Additional Capital Contributions

        In 2007, Oak Hill reimbursed the Company for a portion of the Company's legal costs incurred in connection with the arbitration proceedings relating to Mr. Cuti and discussed in Note 16. The reimbursement totaled approximately $2.5 million and was recorded within additional paid-in capital.

14.   Other Expenses

        The table below provides detail of Other expenses for fiscal years 2007, 2006 and 2005 (dollars in thousands).

	2007	2006	2005
Closed store costs	$4,351	$—	$2,100
Asset impairment charges	868	10,202	16,600
Oak Hill management fee	1,250	1,250	1,250
Accounting investigations	2,250	835	—
Former CEO (Mr. Cuti) matters	6,013	1,280	11,811
Other	1,216	1,180	—

Total Other expenses	$15,948	$14,747	$31,761

        When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows in addition to other quantitative and qualitative analyses. The Company's most recent evaluation of long-lived assets under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", as of December 29, 2007 resulted in an impairment charge of approximately $0.9 million for stores whose asset carrying values were greater than their undiscounted expected cash flows. The Company recorded an impairment charge of $10.2 million in fiscal 2006 and $0 in fiscal 2005 for stores whose asset carrying values were greater than their undiscounted expected cash flows.

        The Company's evaluation of goodwill and its trade name as of December 29, 2007 and as of December 30, 2006 resulted in no impairment charge to these assets. The Company recorded an impairment charge of $16.6 million against the value of the Company's trade name in fiscal 2005.

        In the normal course of its business, the Company closes underperforming locations. In accordance with the provisions of SFAS No. 146, "Accounting for the Costs Associated with Exit or Disposal Activities", the Company establishes reserves for closed store costs anticipated to be incurred in connection with such closings. See Note 2 and Note 16 for a discussion of the costs relating to accounting investigations and the proceedings relating to Mr. Cuti. The Oak Hill management fee is payable quarterly and is discussed in Note 18.

15.    Income Taxes

        The income tax provision for the 2007, 2006 and 2005 fiscal years consists of the following (in thousands):

	Fiscal Year Ended Dec. 29, 2007	Fiscal Year Ended Dec. 30, 2006	Fiscal Year Ended Dec. 31, 2005
Current:
Federal	$—	$—	$217
State & Local	126	436	780
Deferred:
Federal	1,866	1,881	(15,402)
State & Local	200	639	(15,087)

Total Income tax expense (benefit)	$2,192	$2,956	$(29,492)

        Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amount and tax bases of the respective assets and liabilities at December 29, 2007 and December 30, 2006 and are summarized as follows (in thousands):

	December 29, 2007	December 30, 2006
Deferred tax assets (liabilities)—current:
Deferred income	$1,026	$1,110
Inventories	(2,823)	(2,416)
Reserves	10,138	12,182
Other, net	311	265

	8,652	11,141
Less: Valuation allowance	(10,487)	(8,712)

Total Deferred income taxes—current asset (liability)	$(1,835)	$2,429

Deferred tax assets (liabilities)—non-current:
Deferred rent	$18,396	$13,720
Deferred income	6,893	5,177
Long lived assets	(72,260)	(87,500)
Labor contingency and other reserves	4,166	4,425
Alternative minimum tax credits	1,668	1,668
Wage-based and other tax credits	9,024	10,554
Net operating losses	103,430	78,262
Other, net	2,771	3,821

	74,088	30,127
Less: Valuation allowance	(101,511)	(59,748)

Total Deferred income taxes—non-current liability	$(27,423)	$(29,621)

        As a result of the Company's significant losses incurred in 2007 and 2006 and its anticipated future performance based on recently completed projections, the Company evaluated the need to record a valuation allowance against its net deferred tax assets as part of the 2007 tax provision accounting procedures. The evaluation undertaken included a review of the individual deferred tax components and a corresponding analysis of the anticipated time period during which the temporary differences giving rise to deferred tax assets and liabilities would reverse. Based on the results of this analysis, the Company determined that except for two specific items, all other deferred tax assets and liabilities were expected to reverse within the same period. The non-reversing items total $29.2 million and include post-2004 goodwill of $8.3 million and the deferred tax liability of $20.9 million associated with the trade name. Because these items are not amortized for financial statement purposes, a reversal of the corresponding deferred tax liability is not expected to occur within the expiration period.

        In fiscal 2007, fiscal 2006 and fiscal 2005, the Company generated net operating losses of approximately $50.2 million, $45.4 million and $62.7 million, respectively. The federal net operating losses can be carried forward 20 years and will begin to expire in fiscal year 2018. The New York state and New York city net operating losses can be carried forward for a period ranging between 15 and 20 years and began to expire in fiscal year 2007. The New Jersey net operating losses can be carried forward seven years and will begin to expire in fiscal year 2011. The federal and state tax effects of these net operating losses are reflected as a tax benefit in the deferred income tax provision.

        Additional deferred tax assets include federal and state tax credits totaling $10.7 million, including New York state Zone Equivalent Area credits of $4.3 million and combined federal Work Opportunity and Alternative Minimum Tax credits of $4.7 million, each of which can be carried forward indefinitely.

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

        At December 29, 2007, the Company has approximately $162.4 million of gross deferred tax assets and approximately $79.7 million of gross deferred tax liabilities, resulting in a net deferred tax asset of $82.7 million. After adjusting for the value of the deferred tax liabilities that do not reverse, the resulting cumulative valuation allowance amounts to $112.0 million, of which $43.5 million was recorded in 2007, compared to $38.1 million recorded in 2006 and $30.4 million recorded in 2005.

        The provision for income taxes for the 2007 fiscal year, the 2006 fiscal year and the 2005 fiscal year differs from the amounts of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax (loss) income as a result of the following (dollars in thousands):

	Fiscal Year Ended December 30, 2007		Fiscal Year Ended December 30, 2006		Fiscal Year Ended December 30, 2005
Pre-tax (loss) income	$(85,588)	100.0%	$(76,408)	100.0%	$(129,880)	100.0%

Statutory rate	(29,956)	35.0	(26,743)	35.0	(45,458)	35.0
State and local taxes, net of federal tax benefit	(8,430)	9.8	(8,112)	10.6	(13,463)	10.4
NOL and tax credit adjustments	(4,704)	5.5	—	0.0	—	0.0
Employment and other tax credits	—	0.0	(328)	0.4	48	(0.0)
Preferred stock dividend	1,491	(1.7)	—	0.0	—	0.0
Other	254	(0.3)	46	(0.1)	(986)	0.8

	(41,346)	48.3	(35,137)	46.0	(59,859)	46.1
Change in valuation allowance	43,538	(50.9)	38,093	(49.9)	30,367	(23.4)

Income tax provision (benefit)	$2,192	(2.6)%	$2,956	(3.9)%	$(29,492)	22.7%

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

        Duane Reade Holdings, Inc. is presently undergoing an examination of its New York State Franchise Tax filings for the 2001 through 2003 tax years. Adjustments proposed by New York State have been previously accrued and, in management's opinion, are not considered material to the Company's consolidated financial statements.

        The Company reflects interest charges incurred in connection with audit settlements as interest expense; however, if any tax-related penalties were to be incurred, such amounts would be recorded as a component of the income tax provision.

16.    Commitments and Contingencies

        Leases:    Duane Reade leases its facilities under operating lease agreements expiring on various dates through the year 2033. In addition to minimum rentals, certain leases provide for annual increases based upon real estate tax increases, maintenance cost increases and inflation. Generally, the Company obtains a free rent period during the construction of leasehold improvements for stores. Additionally, the Company's leases provide for escalations over the term of the lease. Rent expense, including deferred rent, real estate taxes and other rent-related costs and sub-lease income for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 was $149.6 million, $145.1 million and $146.3, respectively.

        Minimum annual cash rent obligations under non-cancelable operating leases at December 29, 2007 (including obligations under new store leases entered into but not opened as of December 29, 2007) are as follows (in thousands):

2008	$128,277
2009	127,042
2010	122,748
2011	118,832
2012	116,186
Thereafter	673,589

Total	$1,286,674

        Amounts anticipated to be received during the periods shown above in connection with sub-lease arrangements existing at December 29, 2007 totals to $63.0 million.

        Purchase Commitments:    The Company is party to multi-year, merchandise supply agreements in the normal course of business. The largest of these agreements is with AmerisourceBergen, the Company's primary pharmaceutical supplier. Generally, these agreements provide for certain volume commitments and may be terminated by the Company, subject in some cases to specified termination payments, none of which, in management's opinion, would constitute a material adverse effect on the Company's results of operations, financial position or cash flows. It is the opinion of management that if any of these agreements were terminated or if any contracting party was to experience events precluding fulfillment of its obligations, the Company would be able to find a suitable alternative supplier.

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

        During 2002, the Company initiated a legal action against its former property insurance carrier, in an attempt to recover what the Company believed to be a fair and reasonable settlement for the business interruption portion of its claim originating from the September 11, 2001 World Trade Center terrorist attack, during which its single highest volume and most profitable store was completely destroyed. After a lengthy litigation and appraisal process, an appraisal panel awarded the Company approximately $5.6 million (in addition to the $9.9 million that was paid by the insurer to the Company in 2002). As a result of the insurer's refusal to pay this amount and also as a result of the Second Circuit Court of Appeals' interpretation of the Company's insurance policy, in January 2007, the Company commenced another action in the U.S. District Court for the Southern District of New York to recover both the appraisal panel's award and additional amounts under the policy. In August 2007, the District Court entered judgment in the amount of $0.8 million plus interest, and both parties appealed. The appeals have been briefed and are awaiting argument in the Second Circuit Court of Appeals. However, due to the inherent uncertainty of litigation, there can be no assurance that this appeal will be successful.

        Accordingly, given the risks and uncertainties inherent in litigation, there can be no definitive assurance that the Company will actually receive any or all of the panel's appraised value of this claim, and the Company has not recognized any income related to this matter, other than $9.4 million of the original $9.9 million paid by the insurer in 2002. It should be noted that any payment to the Company that might be forthcoming as a result of this claim may also result in the incurrence of additional expenses that are contingent upon the amount of such insurance claim settlement. These expenses, if incurred, are not expected to exceed $4.0 million.

        In November 2004, Duane Reade Inc. was served with a class action complaint, Damassia v. Duane Reade Inc. The lawsuit was filed in the U.S. District Court for the Southern District of New York. The complaint alleges that, from the period beginning November 1998, the Company incorrectly gave some employees the title, "Assistant Manager," in an attempt to avoid paying these employees overtime, in contravention of the Fair Labor Standards Act and New York law. The complaint seeks twice an unspecified amount of unpaid wages. The Company believes this claim to be without merit, and the Company intends to defend itself against this claim. However, due to the uncertainty of litigation, there can be no assurance as to the ultimate outcome of this matter.

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

        In November 2007, the Company was served with a subpoena from the Office of the Attorney General of the State of New York. The subpoena requested information regarding services to customers with limited English proficiency. The Company has cooperated with the Office of the Attorney General and believes this matter will be settled on terms acceptable to it. Should this matter not be settled, the Company believes it has valid defenses to any claims that may be made against it and will vigorously defend itself.

        In January 2008, the Company was served with a subpoena from the Department of Health and Human Services, Office of the Inspector General. The subpoena seeks information relating to the operation of the Company's pharmacy kiosks and information relating to a business relationship that the Company had with Mobility Plus, a durable medical equipment provider. In February 2008, the Company received an identical subpoena from the Office of the Attorney General of the State of New York, Medicaid Fraud Control Unit. The Company is in the process of responding to the information requests from both entities. While the Company believes that it has been in compliance with all applicable rules and regulations, at this stage, there can be no assurance as to the ultimate outcome of this matter.

Proceedings Relating to Anthony J. Cuti

        On September 1, 2006, Anthony J. Cuti, a former Chairman, President and Chief Executive Officer of the Company, initiated an arbitration before the American Arbitration Association against Duane Reade Inc., Duane Reade Holdings, Inc. and Duane Reade Shareholders, LLC, which are referred to as the "respondents." The arbitration relates to his termination in November 2005. Mr. Cuti asserts various claims including, with respect to his employment agreement, breach of contract relating to the notice of termination provision, failure to make certain payments toward his 1998 corporate-owned life insurance policy, relief from the non-competition and non-solicitation covenants, failure to provide adequate information relating to the valuation of his profits interest and breach of the covenant of good faith and fair dealing. Other claims relate to the patent rights for the Company's virtual pharmacy kiosk system and payment of an alleged deferred 2001 bonus based on any insurance recovery the Company may obtain on its business interruption claim in connection with the 2001 World Trade Center tragedy. On March 16, 2007, Mr. Cuti sought leave to file an amended demand asserting additional allegations in support of his claim for breach of contract for failure to comply with the notice of termination provision in his employment agreement, and a claim for defamation. On May 17, 2007, the arbitrator issued an order granting leave to file Mr. Cuti's amended demand. Mr. Cuti seeks monetary damages, declaratory relief, rescission of his employment agreement and the payment of his legal costs and fees associated with his termination and the arbitration.

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

        On May 25, 2007, the United States Attorney's Office for the Southern District of New York filed an application requesting that the arbitrator stay further proceedings in the arbitration, including discovery, pending further developments in its criminal investigation of Mr. Cuti. Following briefing by the parties on the application, the arbitrator entered an order staying the arbitration proceedings. The stay has been extended from time to time and is in effect until June 10, 2008.

Litigation Relating to the Acquisition

        The Company is aware of six purported class action complaints challenging the Acquisition consummated by Duane Reade Inc. and Duane Reade Acquisition that have been filed in the Court of Chancery of the State of Delaware, referred to as the "Delaware Complaints," and three purported class action complaints that have been filed in the Supreme Court of the State of New York. Two of the New York complaints have been dismissed without prejudice. The other New York complaint (the "New York Complaint") is pending, but has not been served on the Company. The Delaware Complaints name Anthony J. Cuti, a former Chairman and CEO and certain other members of the Company's board of directors and executive officers as well as Duane Reade GP as defendants. Four of the Delaware Complaints name Oak Hill as a defendant. The New York Complaint names Mr. Cuti and certain other members of the Company's board of directors and executive officers as well as Duane Reade GP as defendants. One of the dismissed New York complaints named Oak Hill as a defendant.

        The Delaware Complaints were consolidated on January 28, 2004, and on April 8, 2004, the plaintiffs in the Delaware actions filed a consolidated class action complaint. In the fourth quarter of 2007, all of the complaints were dismissed, with prejudice. The Company was not required to make any payments to the plaintiffs as a result of these actions.

        Management Agreements:    The Company has employment agreements with several of its executives providing, among other things, for employment terms of up to four years. Pursuant to the terms of such employment and related agreements, the Company may be obligated for certain compensation and benefits in the event of termination.

        Other Commitments:    In connection with the assignment of certain store leases to third parties during 2007, the Company continues to guarantee lease obligations for six former stores. The respective purchasers have assumed the Company's obligations under these leases and are primarily liable for these obligations. Although the Company believes it to be unlikely, assuming that each respective purchaser became insolvent, management estimates that the Company could settle these obligations for amounts substantially less than the aggregate obligation of $24.1 million as of December 29, 2007. The obligations are for varying terms dependent upon the respective lease, the longest of which lasts through May 31, 2022.

17.    Benefit Plans

Management Stock Option Plan

        The board of directors of Duane Reade Holdings, Inc. adopted the Duane Reade Holdings, Inc. Management Stock Option Plan (the "2004 Option Plan"), which became effective on the date the Acquisition was completed. The 2004 Option Plan is administered by the compensation committee of the board of directors. Any officer, employee, director or consultant of Duane Reade Holdings or any of its subsidiaries or affiliates is eligible to be designated a participant under the 2004 Option Plan. As at December 29, 2007, a maximum of 575,893 shares of the Company's common stock (on a fully diluted basis) may be granted under the 2004 Option Plan.

        Under the 2004 Option Plan, the compensation committee of Duane Reade Holdings, Inc. may grant awards of nonqualified stock options, incentive stock options, or any combination of the foregoing. A stock option granted under the 2004 Option Plan will provide a participant with the right to purchase, within a specified period of time, a stated number of shares of the Company's common stock at the price specified in the award agreement. Stock options granted under the 2004 Option Plan will be subject to such terms, including the exercise price and the conditions and timing of exercise, not inconsistent with the 2004 Option Plan, as may be determined by the compensation committee and specified in the applicable stock option agreement or thereafter. Options granted under this plan will (i) be issued at an exercise price equal to or greater than the fair market value at the time of grant, (ii) generally vest ratably over five years and (iii) terminate after ten years.

        A summary of activity under the Stock Option Plan as of December 29, 2007, and changes during the years ended December 29, 2007 and December 30, 2006 are presented below:

	2004 Management Stock Option Plan
	Total Options	Wtd. Avg Exercise Price	Wtd. Avg Fair Value
Options outstanding, December 31, 2005	367,797	$100.00	$24.94
Options granted	63,211	$100.00	$41.43
Options forfeited	(28,757)	$100.00	$24.58
Options cancelled	(106,532)	$100.00	$24.59

Options outstanding, December 30, 2006	295,719	$100.00	$28.63
Options granted	178,000	$100.00	$5.59
Options forfeited	(4,172)	$100.00	$24.55
Options cancelled	(14,542)	$100.00	$18.55
Options exercised	(100)	$100.00	$25.28

Options outstanding, December 29, 2007	454,905
Weighted average remaining life	8.2 years

        As a result of the November 21, 2005 replacement of Mr. Cuti by Mr. Dreiling, all of Mr. Cuti's options had vested and were exercisable until March 21, 2006, on which date the options expired unexercised.

        At December 29, 2007, there are 117,414 options exercisable under the 2004 Option Plan, with a weighted-average remaining life of 7.6 years, a weighted-average exercise price of $100 and an aggregate intrinsic value of $0. The total intrinsic value of options exercised during 2007 was $0. There were no options exercised in either 2006 or 2005.

        For share-based payment grants on or after December 31, 2006, the Company estimated the fair value of such grants using a lattice-based option valuation model. Prior to December 31, 2006, the Company estimated the fair value of share-based payment awards using the Black-Scholes option pricing model. The Company believes the lattice-based option valuation model is a more accurate model for valuing employee stock options since it best models the terms of our options. The Company has engaged an external valuation consultant to provide its option valuation analysis, the results of which were applied to the stock options issued during the 2007 and 2006 fiscal year.

        The fair value of each fiscal 2007 option grant is estimated on the date of grant using the lattice-pricing model with the following assumptions:

  •
  Expected dividend yield: 0%—The Company has historically not paid any dividends, nor does it currently expect to pay dividends in the foreseeable future.

  •
  Expected volatility: 35.0%—The volatility figure reflects the average daily, weekly and monthly volatilities across a 10-year term for comparable industry participants.

  •
  Risk-free interest rate: 4.7%—This reflects the rate portrayed on the U.S. Treasury Yield Curve for a period of time equivalent to the contractual term.

  •
  Expected Post-vesting employment termination: 5.0%—This estimate was derived from management's experience and represents a best estimate.

        For stock options granted prior to December 31, 2006, the fair value of stock options was estimated using the Black-Scholes option-pricing model. The following are weighted-average inputs for the Black-Scholes option-pricing model used for grants under our stock plans during fiscal 2006:

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

        As of December 29, 2007, there was $0.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock-based compensation plan. That cost is expected to be recognized on a straight-line basis over a weighted-average period of 5 years. During the 2007 and 2006 fiscal years, the Company recognized compensation cost related to share-based payments of approximately $1.0 million and $0.3 million, respectively.

        As of December 29, 2007, a total of 120,988 shares of common stock of the Company were reserved for the issuance of additional stock options. The Company expects to satisfy the exercise of stock options utilizing newly-issued shares.

        401(k) Profit-Sharing Plan—The Company maintains an employee savings plan, pursuant to Section 401(k) (the "401(k) Plan") of the Internal Revenue Code ("IRC"), which, prior to January 1, 2002, covered substantially all non-union employees other than key employees as defined by IRC, and, effective January 1, 2002, became available to certain union employees. Eligible participating employees may contribute up to 10% of their pre-tax salaries, subject to certain IRC limitations. The 401(k) Plan, as amended, provides for employer matching contributions at the discretion of the Company (to a maximum of 1% of eligible pre-tax salaries) and has a feature under which the Company may contribute additional discretionary amounts for all eligible employees. During the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005, the Company incurred expenses of $0.9 million, $0.6 million and $0.4 million, respectively, related to employer matching contributions.

        Organized Labor Benefit Plans—Duane Reade Inc.'s collective bargaining agreements with RWDSU/Local 338, Local 340A New York Joint Board, UNITE AFL-CIO and the International Brotherhood of Teamsters, Chauffeurs and Warehousemen and Helpers of America, Local 815 require certain contributions to multi-employer pension and welfare benefit plans for certain of its employees. For the 2007, 2006 and 2005 fiscal years, the expenses for such plans were $5.3 million, $3.6 million and $5.0 million, respectively.

18.    Related Party Transactions

Management Services Agreement

        Under a management services agreement between Oak Hill Capital Management, Inc. (an affiliate of Oak Hill Capital Partners, L.P.) and Duane Reade Acquisition, Oak Hill Capital Management, Inc. agreed to provide financial advisory and management services to the Company as Duane Reade Inc.'s Board of Directors may reasonably request following the Acquisition. In consideration of these services, Oak Hill Capital Management, Inc. receives an annual fee of $1.25 million, payable quarterly.

Tax Sharing Agreement

        Duane Reade Holdings, Inc. is the common parent of an affiliated group of corporations that includes Duane Reade Inc. and its subsidiaries. Duane Reade Holdings, Inc. elected to file consolidated federal income tax returns on behalf of the group. Accordingly, Duane Reade Holdings, Inc., Duane Reade Inc. and its subsidiaries entered into a tax sharing agreement, under which Duane Reade Inc. and its subsidiaries will make payments to Duane Reade Holdings, Inc. These payments will not be in excess of Duane Reade Inc.'s and its subsidiaries' tax liabilities, if these tax liabilities had been computed on a stand-alone basis.

Trucking Services

        The Company is party to a consulting agreement with Transportation Services International ("TSI"), an entity operated by Joseph Cuti, the brother of Mr. Cuti. TSI provides various trucking, logistical and warehousing consultative services to the Company. The Company's agreement with TSI is terminable by either party. The Company's payments to TSI totaled approximately $0.1 million annually in fiscal years 2007, 2006 and 2005.

Service Agreement

        The Company is party to a service agreement with EXLService Holdings, Inc. ("EXL") an entity that is a partially owned by Oak Hill Capital Management, Inc. (an affiliate of Oak Hill Capital Partners, L.P.). EXL is engaged by the Company to perform internal control testing. The Company's agreement with EXL is terminable by either party. The Company's payments to EXL totaled approximately $0.6 million, $0.4 million and $0.2 million in fiscal years 2007, 2006 and 2005, respectively.

19.    Subsequent Events

        On January 18, 2008, Richard W. Dreiling resigned as President, Chief Executive Officer and Chairman of the Board of Directors of the Company, in order to become the Chief Executive Officer of a national retail chain. The Company appointed David W. D'Arezzo on January 18, 2008 as Interim Chief Executive Officer. In addition to serving as Interim Chief Executive Officer, Mr. D'Arezzo continued to serve as Senior Vice President and Chief Marketing Officer of the Company.

        On March 31, 2008, the Company announced that John A. Lederer would be appointed as its Chief Executive Officer, Chairman of the Board and a director. Mr. Lederer's employment is expected to commence shortly. The Company has entered into an employment agreement with Mr. Lederer.

        Following Mr. Lederer's appointment as Chief Executive Officer, Mr. D'Arezzo will continue in his responsibilities as Senior Vice President and Chief Marketing Officer of the Company.

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

        The following condensed consolidating financial information for the Company presents the financial information of Duane Reade Holdings, Inc., the co-obligors and the subsidiary guarantors, prepared on the equity basis of accounting. Such presentation is based on the Company's understanding and interpretation of Rule 3-10 under the Securities and Exchange Commission's Regulation S-X. Deferred income taxes have been allocated to individual entities according to the Company's income tax allocation methodology. Certain of the prior year information have been adjusted to conform its presentation to the current year. The financial information may not necessarily be indicative of results of operations or financial position had the subsidiary guarantors operated as independent entities. Figures presented for the Duane Reade GP subsidiary' statements of operations reflect the impact of change in accounting for store occupancy costs discussed in Note 1.

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Operations

For the fiscal year ended December 29, 2007

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$–	$–	$1,686,752	$40,687	$(40,687)	$1,686,752
Cost of sales	–	–	1,176,376	–	–	1,176,376

Gross profit	–	–	510,376	40,687	(40,687)	510,376
Selling, general & administrative expenses	–	–	513,919	453	(67,676)	446,696
Depreciation and amortization	–	–	73,080	–	–	73,080
Store pre-opening expense	–	–	600	–	–	600
Gain on sale of pharmacy files	–	–	(1,337)	–	–	(1,337)
Other	–	–	15,948	–	–	15,948

Operating (loss) income	–	–	(91,834)	40,234	26,989	(24,611)
Equity earnings in affiliates	87,780	87,780	–	1,567	(177,127)	–
Interest expense, net	–	–	60,977	(26,989)	26,989	60,977

Income (loss) before income taxes	(87,780)	(87,780)	(152,811)	65,656	177,127	(85,588)
Income tax (benefit) expense	–	–	3,914	(1,722)	–	2,192

Net income (loss)	$(87,780)	$(87,780)	$(156,725)	$67,378	$177,127	$(87,780)

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Operations

For the fiscal year ended December 30, 2006

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$—	$—	$1,584,778	$38,317	$(38,317)	$1,584,778
Cost of sales	—	—	1,108,727	—	—	1,108,727

Gross profit	—	—	476,051	38,317	(38,317)	476,051
Selling, general & administrative expenses	—	—	485,933	396	(59,797)	426,532
Labor contingency	—	—	(18,004)	—	—	(18,004)
Depreciation and amortization	—	—	71,932	—	—	71,932
Store pre-opening expense	—	—	305	—	—	305
Other	—	—	14,747	—	—	14,747

Operating (loss) income	—	—	(78,862)	37,921	21,480	(19,461)
Equity earnings in affiliates	79,364	79,364	—	1,410	(160,138)	—
Interest expense, net	—	—	56,947	(21,480)	21,480	56,947

Income (loss) before income taxes	(79,364)	(79,364)	(135,809)	57,991	160,138	(76,408)
Income tax (benefit) expense	—	—	5,232	(2,276)	—	2,956

Net (loss) income	$(79,364)	$(79,364)	$(141,041)	$60,267	$160,138	$(79,364)

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Operations

For the fiscal year ended December 31, 2005

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$—	$—	$1,589,451	$37,628	$(37,628)	$1,589,451
Cost of sales	—	—	1,135,596	—	—	1,135,596

Gross profit	—	—	453,855	37,628	(37,628)	453,855
Selling, general & administrative expenses	—	—	476,498	271	(50,838)	425,931
Labor contingency	—	—	4,400	—	—	4,400
Transaction expense	—	—	681	—	—	681
Depreciation and amortization	—	—	70,594	—	—	70,594
Store pre-opening expense	—	—	364	—	—	364
Other	—	—	31,761	—	—	31,761

Operating (loss) income	—	—	(130,443)	37,357	13,210	(79,876)
Equity earnings in affiliates	100,388	100,388	—	1,395	(202,171)	—
Interest expense, net	—	—	50,004	(13,210)	13,210	50,004

Income (loss) before income taxes	(100,388)	(100,388)	(180,447)	49,172	202,171	(129,880)
Income tax (benefit) expense	—	—	(40,974)	11,482	—	(29,492)

Net (loss) income	$(100,388)	$(100,388)	$(139,473)	$37,690	$202,171	$(100,388)

DUANE READE HOLDINGS, INC.

Condensed Consolidating Balance Sheet

As of December 29, 2007

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Assets
Current assets
Cash	$—	$—	$1,343	$37	$—	$1,380
Receivables	—	—	55,707	—	—	55,707
Due from affiliates	—	78,621	106,656	61	(185,338)	—
Inventories	—	—	211,678	—	—	211,678
Deferred income taxes	—	1,140	5,049	(6,189)	—	—
Prepaid expenses and other assets	—	—	13,205	—	—	13,205

Total current assets	—	79,761	393,638	(6,091)	(185,338)	281,970
Investment in affiliates	(46,423)	(46,423)	—	(2,655)	95,501	—
Property and equipment	—	—	195,740	—	—	195,740
Goodwill, net	—	—	70,099	—	—	70,099
Deferred income taxes	—	1,645	9,032	(10,677)	—	—
Other assets	—	—	148,448	412,377	(366,145)	194,680

Total assets	$(46,423)	$34,983	$816,957	$392,954	$(455,982)	$742,489

Liabilities and Stockholder's Equity
Current liabilities
Accounts payable	$—	$—	$75,769	$—	$—	$75,769
Due to affiliates	—	—	—	185,336	(185,336)	—
Accrued interest	—	—	9,158	—	—	9,158
Accrued expenses	—	(123)	41,374	—	—	41,251
Deferred income taxes	—	1,835	—	—	—	1,835
Current portion of debt	—	—	141,352	—	—	141,352
Current portion of capital lease obligation	—	—	3,994	—	—	3,994

Total current liabilities	—	1,712	271,647	185,336	(185,336)	273,359
Long term debt	—	—	771,177	—	(366,145)	405,032
Capital lease obligation, less current portion	—	—	5,475	—	—	5,475
Deferred income taxes	—	77,258	(78,849)	29,014	—	27,423
Other non-current liabilities	31,113	33,549	102,087	—	(62,226)	104,523

Total liabilities	31,113	112,519	1,071,537	214,350	(613,707)	815,812
Stockholder's equity
Common stock	26	—	—	—	—	26
Paid-in-capital	247,509	247,535	251,743	2,395	(497,466)	251,716
Accumulated other comprehensive income	—	—	4	—	—	4
Retained earnings	(325,071)	(325,071)	(506,327)	176,209	655,191	(325,069)

Total stockholder's equity	(77,536)	(77,536)	(254,580)	178,604	157,725	(73,323)

Total liabilities and stockholder's equity	$(46,423)	$34,983	$816,957	$392,954	$(455,982)	$742,489

DUANE READE HOLDINGS, INC.

Condensed Consolidating Balance Sheet

As of December 30, 2006

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$1,370	$25	$—	$1,395
Receivables	—	—	57,181	—	—	57,181
Due from affiliates	—	72,259	112,934	145	(185,338)	—
Inventories	—	—	218,924	—	—	218,924
Deferred income taxes	—	3,552	5,066	(6,189)	—	2,429
Prepaid expenses and other assets	—	—	25,659	—	—	25,659

Total current assets	—	75,811	421,134	(6,019)	(185,338)	305,588

Investment in affiliates	2,209	2,209	—	(1,101)	(3,317)	—
Property and equipment	—	—	208,148	—	—	208,148
Goodwill	—	—	70,384	—	—	70,384
Deferred income taxes	—	1,645	9,032	(10,677)	—	—
Other assets	—	—	168,229	345,082	(298,850)	214,461

Total assets	$2,209	$79,665	$876,927	$327,285	$(487,505)	$798,581

Liabilities and Stockholder's Equity
Current liabilities
Accounts payable	$—	$—	$83,410	$—	$—	$83,410
Due to affiliates	—	—	—	185,336	(185,336)	—
Accrued interest	—	—	9,299	—	—	9,299
Accrued expenses	—	132	46,248	—	—	46,380
Current portion of long term debt	—	—	157,122	—	—	157,122
Current portion of capital lease obligations	—	—	3,173	—	—	3,173

Total current liabilities	—	132	299,252	185,336	(185,336)	299,384

Long term debt	—	—	703,882	—	(298,850)	405,032
Capital lease obligations, less current portion	—	—	7,137	—	—	7,137
Deferred income taxes	—	74,871	(75,986)	30,736	—	29,621
Other non-current liabilities	—	2,453	52,217	—	—	54,670

Total liabilities	—	77,456	986,502	216,072	(484,186)	795,844

Stockholder's equity
Common stock	26	—	—	—	—	26
Paid-in-capital	239,472	239,498	239,833	2,395	(481,391)	239,807
Accumulated other comprehensive income	—	—	193	—	—	193
Retained earnings (deficit)	(237,289)	(237,289)	(349,601)	108,818	478,072	(237,289)

Total stockholder's equity	2,209	2,209	(109,575)	111,213	(3,319)	2,737

Total liabilities and stockholder's equity	$2,209	$79,665	$876,927	$327,285	$(487,505)	$798,581

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows

For the fiscal year ended December 29, 2007

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Cash flows used in operating activities:
Net (loss) income	$(87,780)	$(87,780)	$(156,725)	$67,378	$177,127	$(87,780)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	—	—	76,733	—	—	76,733
Deferred tax provision	—	(126)	3,913	(1,722)	—	2,065
Deferred rent expense	—	—	11,678	—	—	11,678
Impairment charge	—	—	868	—	—	868
Other non-cash expense	—	—	(163)	—	—	(163)
Equity in income of subsidiaries	87,780	87,780		1,567	(177,127)	—
Changes in operating assets and liabilities:
Receivables	—	399	990	84	—	1,474
Inventories	—	—	7,246	—	—	7,246
Accounts payable	—	—	(7,641)	—	—	(7,641)
Prepaid and accrued expenses	—	(255)	7,440	—	—	7,184
Other assets and liabilities, net	—	(18)	74,920	(67,295)	—	7,607

NET CASH PROVIDED BY OPERATING ACTIVITIES	—	—	19,259	12	—	19,271

Cash flows used in investing activities:
Capital expenditures	—	—	(26,050)	—	—	(26,050)
Lease acquisition and other costs	—	—	(19,206)	—	—	(19,206)
Proceeds from sale of property	—	—	3,335	—	—	3,335

NET CASH USED IN INVESTING ACTIVITIES	—	—	(41,921)	—	—	(41,921)

Cash flows from financing activities:
Issuance of preferred stock and warrants	—	—	39,150	—	—	39,150
Capital contributions	—	—	2,467	—	—	2,467
Borrowings from revolving credit facility	—	—	1,982,406	—	—	1,982,406
Repayments of revolving credit facility	—	—	(1,998,178)	—	—	(1,998,178)
Deferred financing costs	—	—	(5)	—	—	(5)
Proceeds from exercise of stock options	—	—	10	—	—	10
Repayments of capital lease obligations	—	—	(3,215)	—	—	(3,215)

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	22,635	—	—	22,635

Net increase (decrease) in cash	—	—	(27)	12	—	(15)
Cash at beginning of period	—	—	1,370	25	—	1,395

Cash at end of period	$—	$—	$1,343	$37	$—	$1,380

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows

For the fiscal year ended December 30, 2006

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Cash flows from operating activities:
Net income (loss)	$(79,364)	$(79,364)	$(141,041)	$60,267	$160,138	$(79,364)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	—	75,882	—	—	75,882
Deferred tax provision	—	(436)	5,232	(2,276)	—	2,520
Deferred rent expense	—	—	10,956	—	—	10,956
Impairment charge	—	—	10,202	—	—	10,202
Reversal of labor contingency liability	—	—	(18,004)	—	—	(18,004)
Other non-cash expenses	—	—	382	—	—	382
Equity in income of subsidiaries	79,364	79,364	—	1,410	(160,138)	—
Changes in operating assets and liabilities:	—	—	—	—	—
Receivables	—	(276)	(1,074)	550	—	(800)
Inventories	—	—	12,654	—	—	12,654
Accounts payable	—	—	10,699	—	—	10,699
Prepaid and accrued expenses	—	239	(4,811)	—	—	(4,572)
Increase in other assets (liabilities), net	—	473	50,538	(59,950)	—	(8,939)

NET CASH PROVIDED BY OPERATING ACTIVITIES	—	—	11,615	1	—	11,616

Capital expenditures	—	—	(25,112)	—	—	(25,112)
Lease acquisition and other costs	—	—	(6,458)	—	—	(6,458)
Asset sale proceeds	—	—	2,500	—	—	2,500

NET CASH USED IN INVESTING ACTIVITIES	—	—	(29,070)	—	—	(29,070)

Cash flows from financing activities:
Deferred financing costs	—	—	(755)	—	—	(755)
Borrowings from revolving credit facility	—	—	1,850,549	—	—	1,850,549
Repayments of revolving credit facility	—	—	(1,829,120)	—	—	(1,829,120)
Repayments of capital lease obligations	—	—	(3,187)	—	—	(3,187)

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	17,487	—	—	17,487

Net increase in cash	—	—	32	1	—	33
Cash at beginning of period	—	—	1,338	24	—	1,362

Cash at end of period	$—	$—	$1,370	$25	$—	$1,395

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows

For the fiscal year ended December 31, 2005

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Cash flows from operating activities:
Net income (loss)	$(100,388)	$(100,388)	$(139,473)	$37,690	$202,171	$(100,388)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	74,510	—	—	74,510
Deferred tax provision	—	(997)	(40,635)	11,482	—	(30,150)
Deferred rent expense	—	—	13,243	—	—	13,243
Impairment charge	—	—	16,600	—	—	16,600
Equity in income of subsidiaries	100,388	100,388	—	1,395	(202,171)	—
Changes in operating assets and liabilities:
Receivables	—	1,318	17,632	(17,275)	—	1,675
Inventories	—	—	31,134	—	—	31,134
Accounts payable	—	—	(7,018)	—	—	(7,018)
Prepaid and accrued expenses	—	(321)	2,664	—	—	2,343
Increase in other assets (liabilities), net	—	—	34,355	(33,300)	—	1,055

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	—	—	3,012	(8)	—	3,004

Capital expenditures	—	—	(25,214)	—	—	(25,214)
Lease acquisition and other costs	—	—	(8,484)	—	—	(8,484)
Asset sale proceeds	—	—	7,069	—	—	7,069

NET CASH USED IN INVESTING ACTIVITIES	—	—	(26,629)	—	—	(26,629)

Cash flows from financing activities:
Proceeds from senior secured notes	—	—	47,750	—	—	47,750
Deferred financing costs	—	—	(3,094)	—	—	(3,094)
Borrowings from revolving credit facility	—	—	1,833,698	—	—	1,833,698
Repayments of revolving credit facility	—	—	(1,851,875)	—	—	(1,851,875)
Repayments of capital lease obligations	—	—	(2,821)	—	—	(2,821)

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	23,658	—	—	23,658

Net (decrease) increase in cash	—	—	41	(8)	—	33
Cash and cash equivalents at beginning of period	—	—	1,297	32	—	1,329

Cash and cash equivalents at end of period	$—	$—	$1,338	$24	$—	$1,362

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 29, 2007.

        This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Disclosure controls and procedures

        We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") designed to provide reasonable assurance that the information required to be reported in our Exchange Act filings is recorded, processed, summarized and reported within the timeframes specified and pursuant to the regulations of the SEC, including controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

(a) Evaluation of Disclosure Controls and Procedures

        An evaluation was carried out under the supervision and with the participation of our management, including the Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as at the end of the period covered by this annual report.

        Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, our disclosure controls and procedures required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15, are effective.

(b) Changes in Internal Control over Financial Reporting

        During the first quarter of 2008, we hired a Director of Internal Audit, who will report to the Audit Committee of the Board of Directors. The purpose of this new position is to design and implement a risk management assessment process as well as to monitor adherence to policies and procedures, conduct operational and financial audits designed to identify control deficiencies, make recommendations to management and the Audit Committee to strengthen internal control over financial reporting and address opportunities to improve operations and financial reporting. The

Director of Internal Audit will also coordinate special audits as may be directed by the Audit Committee.

        During the fourth quarter of fiscal 2007, we hired a Chief Compliance Officer, who reports to the Interim Chief Executive Officer. The purpose of this new position is to monitor our adherence to various regulatory requirements, codes of conduct and ethics standards, including those designed to ensure accurate and timely financial reporting.

ITEM 9B.    OTHER INFORMATION

        On March 31, 2008, we announced that John A. Lederer will be appointed as Chief Executive Officer, Chairman of the Board and a director of Duane Reade Inc. and Duane Reade Holdings, Inc. We expect that Mr. Lederer will join us very shortly.

        Mr. Lederer, age 52, served as President of Loblaw Companies Limited, Canada's largest food distributor, from 2001 through September 2006. Mr. Lederer also served as a director of Loblaw for much of this period, capping a 30-year career with Loblaw and its subsidiary companies during which he held a number of senior leadership positions. In these roles, he was responsible for the operation and growth of national and regional banners, businesses and divisions. Mr. Lederer is a former director of the Food Marketing Institute and is the founder and former Chair of the President's Choice Children's Charity. He holds a Bachelor of Arts degree from York University. Mr. Lederer is also a director of Tim Hortons Inc., a Canadian-based quick-service restaurant chain.

        David W. D'Arezzo, who was appointed as our Interim Chief Executive Officer on January 18, 2008, will continue in his responsibilities as our Senior Vice President and Chief Marketing Officer following the time Mr. Lederer becomes our Chief Executive Officer.

        The material terms of Mr. Lederer's employment agreement are summarized below.

        Mr. Lederer will receive a base salary of $900,000 per year, subject to annual review. Mr. Lederer will be eligible for a bonus each year based on our budgeted EBITDA (defined in the employment agreement as certain specified target earnings (calculated consistently with calculations made for prior periods) before interest, income taxes, depreciation and amortization, and in addition, to the extent our Board acting reasonably and in good faith so determines, excluding acquisitions, divestitures, refinancings, any change required by GAAP or other extraordinary, noncash or nonrecurring events). If we achieve our EBITDA target, this bonus will be 100% of his base salary. His maximum bonus, if we were to achieve 105% of the EBITDA target, would be 150% of base salary, and his minimum bonus, if we achieve 95% of the EBITDA target, would be 50% of his base salary. Mr. Lederer's bonus would be pro rated for achievement between 95% to 105% of the EBITDA target. We have guaranteed a bonus for fiscal year 2008 of no less than 100% of the base salary Mr. Lederer actually earns in 2008.

        We will grant Mr. Lederer options to purchase 165,000 shares of Duane Reade Holdings, Inc. common stock. The per share exercise price is $100. Sixty percent of the options will vest ratably in annual installments over four years, subject to Mr. Lederer's continued employment, and 40% of the options will vest based on our achievement of performance targets. Fifty percent of the performance portion of Mr. Lederer's options will vest if and when our principal shareholder, Oak Hill, receives at least a 1.5x cash-on-cash return on its July 2004 investment in us, and the remaining 50% will vest if and when Oak Hill receives at least a 2x cash-on-cash return on its July 2004 investment in us, subject to Mr. Lederer's continued employment through the date of any such return.

        In addition, Mr. Lederer will make an investment in Duane Reade Holdings, Inc. common stock equal to $2,000,000 by purchasing 20,000 shares of common stock at a price of $100 per share.

        If Mr. Lederer is terminated for cause or resigns without good reason (as those terms are defined in the employment agreement), he will receive any accrued but unpaid base salary, vacation and business expenses. If Mr. Lederer's employment terminates due to death or disability (as defined in the employment agreement), he will receive any accrued and unpaid base salary plus continuation of salary for up to six months (until he becomes eligible for long-term disability coverage, in the case of disability), plus any earned but unpaid prior year's bonus, together with a pro rata bonus for the year of termination, and any unpaid guaranteed bonus for 2008.

        If Mr. Lederer is terminated without cause or resigns for good reason, he will receive any earned but unpaid base salary, any earned but unpaid annual bonus, the guaranteed minimum 2008 annual bonus if not already paid plus cash severance equal to 24 months of base salary whose present value would be paid in a single lump sum, plus two times a severance bonus paid ratably for 24 months in accordance with our regular payroll practices. If Mr. Lederer's employment terminates before the 2008 annual bonus is determined, the severance bonus would be $900,000. If his employment terminates on or after the 2008 annual bonus is determined but before the 2009 annual bonus is determined, his severance bonus would be equal to the 2008 annual bonus (without regard to the guaranteed minimum 2008 annual bonus). If Mr. Lederer's termination occurs on or after the determination of the 2009 annual bonus, the severance bonus would be the average of the two annual bonuses paid before the termination of his employment (without regard to the guaranteed minimum 2008 annual bonus).

        The initial term of the employment agreement is four years. If either Mr. Lederer or we choose to not renew the term of the employment agreement, Mr. Lederer would receive any accrued base salary plus any accrued but unpaid annual bonus and a pro rata bonus for the year of termination.

        Mr. Lederer will be subject to customary restrictive covenants, including confidentiality restrictions of unlimited duration, and noncompetition and nonsolicitation restrictions during his employment and for two years following termination of employment for any reason (one year following the end of the employment term by reason of non-renewal).

        Mr. Lederer will be entitled to the retirement and welfare benefits that are generally available to our other senior executives. Mr. Lederer will also be entitled to reimbursement of certain costs and expenses to assist him with his relocation from Canada to the greater New York tri-state area, including up to two years of housing costs at up to $10,000 per month, travel expenses for house-hunting trips, moving and closing costs, and $30,000 for any other expenses related to the relocation. To the extent any of such reimbursements (but not the monthly allowance) are taxable to Mr. Lederer, we will also pay him an additional payment such that after the payment of all such taxes and any taxes on the additional payments, he will be in the same after-tax position as if no such tax had been imposed on the reimbursements.

        We have agreed to provide Mr. Lederer with up to $25,000 per year for personal travel for Mr. Lederer and Mr. Lederer's immediate family between Canada and New York Tri-State Area. We have also agreed to pay up to $40,000 of Mr. Lederer's legal fees and tax advice incurred in connection with the negotiation and documentation of Mr. Lederer's employment agreement.

        The above description of Mr. Lederer's employment agreement is not intended to be complete and is qualified in its entirety by the complete text of the employment agreement, which will be filed in the future with the SEC as required by applicable regulations.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

        The following table sets forth information regarding our directors and executive officers as of March 7, 2008:

Name	Age	Position
David W. D'Arezzo	48	Interim Chief Executive Officer, Senior Vice President and Chief Marketing Officer
Michelle D. Bergman	41	Senior Vice President—General Counsel and Secretary
John K. Henry	58	Senior Vice President and Chief Financial Officer
Charles Newsom	57	Senior Vice President—Store Operations
Jerry M. Ray	60	Senior Vice President—Pharmacy Operations
Vincent A. Scarfone	50	Senior Vice President—Human Resources and Administration
Michael S. Green	35	Director
John P. Malfettone	52	Director
Andrew J. Nathanson	49	Director
Denis J. Nayden	54	Director
Tyler J. Wolfram	41	Director

        David W. D'Arezzo was appointed our Interim Chief Executive Officer effective January 18, 2008. Since March 2006, he has also served as our Senior Vice President and Chief Marketing Officer. Prior to joining us, he spent two years as Chief Operating Officer for Raley's Family of Fine Foods, a privately held supermarket chain headquartered in West Sacramento, California. From 2002 to 2003, he served as Executive Vice President of Merchandising and Replenishment at Office Depot, a nationwide office supply retailer, and from 1994 to 2002, he served in various roles with Wegmans Food Markets, a regional specialty supermarket chain operating primarily in the northeastern United States, culminating with the position of Senior Vice President of Merchandising. Prior to joining Wegman's, he held various brand management, marketing and sales positions at Pepsi-Cola Company.

        Michelle D. Bergman has been Senior Vice President—General Counsel since December 2005. Prior to that, Ms. Bergman had served as our Vice President—General Counsel since July 2002. From 2001 to 2002, Ms. Bergman served as Assistant General Counsel of AEA Investors, a private-equity investment firm and prior to that, from 2000 to 2001 she served as Vice President and Counsel at Credit Suisse First Boston, a global investment banking firm. Prior to that, Ms. Bergman was with the law firm of Latham & Watkins LLP.

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

        Charles Newsom has been our Senior Vice President in charge of Store Operations since January 2006. Prior to joining us, he served as Regional Vice President for Winn-Dixie, a regional supermarket retailer operating primarily in the southern United States, from November 2004 to December 2005. From July 2002 until July 2004, he was the Senior Group Vice President for the New York division of the Eckerd Corporation, a national retail drugstore chain, responsible for 459 stores in the New York metropolitan area. Before joining the Eckerd Corporation, he was the President of Pueblo Supermarkets, a regional supermarket chain in San Juan, Puerto Rico, and also served as Senior Vice President of Pueblo International LLC.

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

        Vincent A. Scarfone has been Senior Vice President of Human Resources and Administration since September 2006. Prior to joining us, Mr. Scarfone served as Vice President—Global Human Resources for Bureau Veritas Consumer Products Services from February 2005 to June 2006. From 1984 to 2004, Mr. Scarfone worked for Toys "R" Us Inc., holding several senior human resource positions including, from 2002 to 2004, Vice President of Human Resources, International Division.

        Michael S. Green has been one of our directors since July 2004. Mr. Green is currently a Partner of Oak Hill Capital Management, LLC where he has been since 2000. He serves on the Board of Directors of NSA International, LLC.

        John P. Malfettone has been one of our directors and a director of Duane Reade Inc. since January 2005. He is the Chief Operating Officer of Oak Hill Capital Management, LLC and is responsible for finance, operations, human resources, administration, information technology and business planning. In addition, Mr. Malfettone provides assistance to the Oak Hill investment team in managing portfolio company financial and business matters. Prior to joining Oak Hill in 2004, Mr. Malfettone was the Executive Vice President and Chief Financial Officer of MacDermid Inc., a New York Stock Exchange listed specialty chemical company. Prior to that, from 1990 to 2001, he worked at General Electric Co. serving in numerous roles including GE Capital Assistant Corporate Controller, GE Capital Corporate Controller, GE Capital EVP CFO and Managing Director in GE's private equity business. He joined GE from the accounting and audit firm, KPMG Peat Marwick, where he was promoted to partner in 1988. Mr. Malfettone is on the Board of Directors of NY Credit Advisors.

        Andrew J. Nathanson has been one of our directors since July 2004. Mr. Nathanson is currently a private investor. From 2000 to 2006, Mr. Nathanson served as a Managing Partner at Oak Hill and Vice President of Oak Hill Capital Management, Inc., the principal business of which is acting as the investment adviser of Oak Hill. From 1989 to 2000, Mr. Nathanson served as Managing Director at Donaldson Lufkin & Jenrette Securities Corporation, an investment bank.

        Denis J. Nayden has been one of our directors since January 2005. Mr. Nayden is a Managing Partner of Oak Hill Capital Management, LLC and has been with the firm in that position since 2003. Mr. Nayden co-heads the Oak Hill industry groups focused on investments in basic industries and business and financial services. Prior to joining Oak Hill Capital Management, LLC in 2003, Mr. Nayden was Chairman and Chief Executive Officer of GE Capital from 2000 to 2002 and had a 25-year tenure at General Electric Co., during which time he also served as President and Chief Operating Officer, Executive Vice President, Senior Vice President and General Manager in the Structured Finance Group, Vice President and General Manager in the Corporate Finance Group and Marketing Administrator for Air/Rail Financing as well as in various other positions of increasing responsibility. Mr. Nayden serves on the Boards of Directors of Genpact, GMH Communities Trust,

Healthcare Services, Inc. Primus International, Inc. and RSC Holdings, Inc., as well as the University of Connecticut.

        Tyler J. Wolfram has been one of our directors since July 2004. He is currently a Partner of Oak Hill Capital Management, LLC, where he has been since 2001. During 2000, Mr. Wolfram served as Managing Director of Whitney & Co., a private equity investment firm. From 1998 to 2000, he served as Managing Director of Cornerstone Equity Investors, LLC, a private equity investment firm. Mr. Wolfram serves on the Board of Directors of NSA International, LLC.

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

Code of Ethics

        The Company has implemented a Code of Ethics for its corporate officers, management and other professional personnel. The Code is required to be signed by each such individual, and is kept on file at the Company's corporate office. The full text of the Code of Ethics is available on the Corporate Governance page of the Company's website at www.duanereade.com. Changes to or waivers, if any, of the Company's Code of Ethics would be promptly disclosed on the Company's website.

ITEM 11.    EXECUTIVE COMPENSATION AND RELATED MATTERS—COMPENSATION DISCUSSION AND ANALYSIS

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

        This section explains our executive compensation program as it relates to the following "named executive officers:"

David W. D'Arezzo	Interim Chief Executive Officer (January 2008—current), SVP—Chief Marketing Officer
Richard W. Dreiling	Chief Executive Officer (November 2005—January 2008)
Michelle D. Bergman	SVP—General Counsel
John K. Henry	SVP—Chief Financial Officer
Jerry M. Ray	SVP—Pharmacy Operations

        Our executive compensation program is overseen by the Compensation Committee of the Board of Directors. As discussed in more detail below, we offer our executives a basic compensation structure, comprised of four components:

Component	Objective and Basis	Form
Annual base salary	Provide base compensation that is competitive for each role	Cash
Annual incentive plans	Annual and special incentives to drive company and individual performance and to align executive interests with stakeholder interests	Cash
Long-term incentive awards	Long-term incentive designed to increase shareholder value, focus the management team on our long-term performance and to encourage executive retention	Primarily options
Benefits and other perquisites	Provide for the safety and wellness of our executives, and other purposes as discussed below	Various (see analysis below)

        In making its decisions on an executive's compensation, the Compensation Committee considers the nature and scope of all elements of an executive's total compensation package, the executive's responsibilities and his or her effectiveness in supporting our key strategic, operational and financial goals. In March 2008, the Compensation Committee approved the 2007 Management Incentive Plan (MIP) awards and the fiscal 2008 annual base salary increases for the named executives. We engaged Watson Wyatt Worldwide to complete a Compensation Benchmarking Assessment for Senior Executives as an additional point of reference to assist in establishing the competitive level of compensation for our executives' fiscal 2008 annual base salary increases. Watson is a human resources consulting firm.

        This compensation discussion and analysis also explains the phantom stock awarded to certain senior vice presidents as of the date of our acquisition by Oak Hill.

        1.    Introduction    We are the leading drugstore retailer in the New York metropolitan area, operating 242 stores and employing approximately 6,700 employees at December 29, 2007. Due to the highly competitive nature of the business environment in which we operate, we seek to attract, motivate and retain talented and energetic management and executive-level employees. In order to achieve this objective, we provide competitive compensation packages that offer base salaries as well as short and long-term incentive opportunities based on both company and individual performance.

        In July 2004, we were acquired by Oak Hill, and due to the acquisition we no longer have publicly-traded equity securities. The compensation decisions and policies affecting our senior-level executives are reviewed and approved by the Compensation Committee. The Compensation Committee, which consists entirely of non-management board members, is composed of the following individuals:

  Andrew Nathanson—Chairman

  Denis Nayden

  Tyler Wolfram

        No member of the Compensation Committee participates in any of our employee compensation programs. The Compensation Committee's responsibilities are specified in its charter.

        The purpose of the Compensation Committee is to approve and oversee the total compensation package for our executives, including, without limitation, their base salaries, annual incentives, deferred compensation (including any mandatory deferral or any opportunity for voluntary deferral), stock options and other equity-based compensation, incentive compensation, supplemental and incidental benefits and perquisites. The Committee also administers our Management Stock Option Plan, which we refer to as the "2004 Option Plan" and monitors the performance of the named executive officers.

        During 2007, the Committee met one time to address various executive compensation issues including determination of executive MIP target levels of performance and executive stock option awards. It also met in March 2008 to review executive performance and to review and approve executive salary increases that will become effective in April 2008. At this meeting, the Committee also approved the MIP awards for fiscal 2007 that will be paid in April of 2008.

        2.    Philosophy and Objectives    The Compensation Committee oversees an executive compensation program designed to reflect our focus on achieving sales, Adjusted FIFO EBITDA and growth targets. For the purposes of determining compensation, Adjusted FIFO EBITDA is defined as earnings before interest, income taxes, depreciation, amortization, charges or credits relating to LIFO inventory valuation and certain other non- cash and non-recurring charges. We believe that Adjusted FIFO EBITDA represents a useful measure of assessing the performance of our named executive officers and our ongoing operating activities, as it reflects our earnings trends without the impact of certain non-cash charges and other non-recurring items. The objectives of the compensation program are:

  •
  to attract, motivate and retain top quality executives with the qualifications necessary to drive our short and long-term financial success;

  •
  to encourage the achievement of key strategic, operational and financial goals, as detailed in the Duane Reade Full Potential sales growth and profit enhancement plan and align executives' interests with those of our stakeholders;

  •
  to appropriately reward the positive performance of key executives and other critical employees; and

  •
  provide competitive pay packages that balance both short-term and long-term objectives.

        In designing our compensation programs, we place a heavy emphasis on performance. The Duane Reade Full Potential program consists of six key objectives to turn around our operations which had produced disappointing financial results in 2004 and 2005. The program was developed during the fourth quarter of 2005. The six objectives of the program are:

  •
  Drive growth in front-end and pharmacy sales;

  •
  Create margin improvements in the front-end;

  •
  Improve operating efficiencies and optimize cost structure;

  •
  Reduce litigation cost burden and related management distraction;

  •
  Address underperforming stores to improve results or redeploy capital; and

  •
  Optimize working capital and strengthen liquidity.

        Our performance goals are designed to reflect the successful implementation of the various objectives of the Duane Reade Full Potential program. Our primary metric used to measure implementation is the achievement of targeted Adjusted FIFO EBITDA. This measure is used because targeted improvements in all of the first five objectives above will generally be reflected in increased Adjusted FIFO EBITDA and this same measure is a key driver of improved shareholder value linking our objectives with those of our shareholders. The annual target for Adjusted FIFO EBITDA reflects successful implementation of the program through sales growth, improved gross margins and operating expense reductions.

        In making its decisions on an executive's compensation, the Compensation Committee considers the recommendations of the CEO, the nature and scope of all elements of an executive's total compensation package, the executive's responsibilities and his or her effectiveness in supporting our key strategic, operational and financial goals, including Duane Reade Full Potential.

  3.    The Process of Setting Executive Compensation

        The Compensation Committee is responsible for the review and approval of corporate goals and objectives relevant to the compensation of our Chief Executive Officer. The Committee also evaluates the performance of the Chief Executive Officer in light of those goals and objectives and determines the compensation level of the Chief Executive Officer based on this evaluation. The Chief Executive Officer's role in determining his own compensation level is limited to providing the Compensation Committee with his recommendations. David W. D'Arezzo, who became our Interim Chief Executive Officer on January 18, 2008, has acted as our CEO for purposes of this discussion, except where specifically noted.

        Executive compensation recommendations for the remaining named executive officers are submitted annually to the Compensation Committee from our CEO. The recommendations are based on a number of factors including:

  (i)
  the fact that the successful implementation of our turn-around strategy would require a very strong long-term commitment;

  (ii)
  an assessment of each executive's responsibilities;

  (iii)
  their contributions to the Duane Reade Full Potential program;

  (iv)
  general performance reviews; and

  (v)
  potential for promotion.

        The Compensation Committee reviews the CEO's compensation recommendations and also considers the incumbent managers in place, their overall performance in relation to the requirements of their responsibilities, and the need to balance base annual salaries and benefits with both annual and long term incentives tied to improvements in our performance and achievement of individual objectives.

        In determining the overall compensation level for our named executive officers, our management and the Compensation Committee review publicly available data for a peer group consisting of companies in the chain drug retailing sector. This review of chain drug retailers included Walgreens, CVS, Rite Aid and Long's Drug Stores, all of which are publicly-held. The peer group companies included both large-cap and a smaller regional chain with some consideration being made for the differences in size. Management and the Compensation Committee used the peer group companies to ensure that we are acting responsibly in setting compensation levels and to establish points of reference to determine whether and to what extent we are establishing competitive levels of compensation for our executives. The review of peer group data looked at individual executives with similar responsibilities and covered all elements of financial compensation but focused primarily on base salaries and annual incentive bonuses since the peer group's long-term financial incentives include elements of compensation not available to our named executive officers, for instance, restricted stock grants, stock appreciation rights and defined benefit retirement programs. Based on the review of the peer group data, we determined that additional points of reference would be needed to assist in our assessment of the competitive level of executive compensation for fiscal 2008.

        In February 2008, we initiated a process with Watson to undertake a compensation benchmarking assessment for our named executive officers as well as certain other of our officers. The Watson assessment compared the annual cash compensation (consisting of base salary and MIP target bonus) and the equity compensation of our named executive officers to the compensation arrangements for executives in comparable positions at comparably sized U.S. companies (based on total annual revenue). The assessment also included companies in the retail and trade industry within the United States and included components of several different surveys and responses from several hundred companies. The Watson assessment also adjusted the national averages for the differentials inherent to operating in the New York City area, such as higher costs of living. The Watson assessment provides us and the Compensation Committee with an additional point of reference to assist in the evaluation of the competitiveness of the compensation levels for our executives. Watson did not provide any services to us other than the compensation benchmarking assessment herein described.

        Based on the Watson assessment, we determined that the annual cash compensation for which our named executive officers are eligible in 2008 is within the 75th percentile when compared to similar executive positions at other companies (as adjusted for New York City factors and company sales volume). The annual cash compensation represents the annual base salary and the targeted MIP for which the named executive officers are eligible in 2008.

        For our long-term incentive compensation, based on the Watson assessment data, which includes option and equity awards valued through Black-Scholes or other valuation techniques, we determined that the 2007 equity awards granted to our named executives were within the lower 50th percentile. An important factor we considered when comparing the long-term incentive compensation against this benchmark data was that the Watson assessment included public companies that have equity award programs that can differ significantly from our own long-term incentive program as a private company. These differences relate to the form, frequency, timing and valuation of awards, all of which can materially impact the comparisons. An additional consideration was that our option awards are premium options that require sustained financial performance improvements before the option value can be realized. Our compensation plans also take into consideration that privately-held companies may have annual results that are not indicative of the long-term value that is being created, especially when considering that long-term objectives, such as those outlined in our Full Potential plan, are typically achieved over several years. While the Watson long-term incentive compensation data did provide a point of reference, it was important to also establish more specific valuation criteria based upon our projected future exit year option valuations, vesting over time and company projected performance. We believe that this valuation approach is more closely aligned with our private equity shareholders. When compared to the Watson assessment data, this alternative valuation approach indicates that the value of our long-term incentive awards for our named executive officers would place them between the

50th and 75th percentile ranking levels, when compared to those for similar executive positions at other companies (as adjusted for New York City factors and company sales volume). We believe, based on our company specific analysis and the relevant benchmark reference data discussed above, that our long-term incentive plan provides close alignment with our shareholders, focuses management on long-term performance and encourages executive retention.

        4.    Components of Executive Compensation    The key components of compensation for executive officers are annual base salary, annual cash awards under our MIP which reflect the achievement of both corporate and personal objectives and long-term incentive stock options awards under the 2004 Option Plan.

        Annual Base Salary—The named executive officers receive base salaries that reflect their responsibilities, industry experience and job performance. The salary levels established by the Compensation Committee are considered sufficient to attract and retain qualified individuals who possess the qualities needed to ensure our long-term financial success. The named executive officers' salaries are reviewed annually after the completion of our fiscal year.

        In March 2008, the Compensation Committee approved the annual salary increases for all of the named executive officers. The decision to approve the annual salary increases was based on a review of their performance in 2007 by the Compensation Committee, the amounts budgeted for fiscal 2008, and individual assessments and recommendations for the named executive officers made by Mr. D'Arezzo. The specific increases in salary are highlighted below and the evaluations of their performance included assessments of their effectiveness in managing their individual responsibilities, contributions to the overall team performance and various leadership qualities. The recommendations for base salary increases relative to the named executive officers were 3% to cover basic increases in cost of living expenses. No additional increases were granted as the existing base salary compensation for named executives was deemed to be competitive.

        In April 2007, all of the named executive officers received annual salary increases based on a review of their performance in 2006 by the Compensation Committee and individual assessments and recommendations for the senior vice presidents made by Mr. Dreiling. The specific increases in salary are also highlighted below.

        Management Incentive Plan—One of the primary objectives of the compensation program is to encourage our executives to achieve the goals of the Duane Reade Full Potential Plan. To that end, awards under the MIP are based upon the attainment of both corporate and individual objectives. Under the MIP, awards are set at a target level specific to each named executive officer, generally 100% of annual base salary. The MIP awards can range between a minimum of 50% of annual base salary and a maximum of 150% of annual base salary, but the amounts may be zero if performance factors fall below our threshold annual Adjusted FIFO EBITDA goal.

        Under the MIP, 100% of the available MIP pool is based upon the attainment of our annual Adjusted FIFO EBITDA goal. A nondiscretionary 80% of the annual amount awarded from the MIP pool is based upon achievement of Adjusted FIFO EBITDA, while the remaining 0% to 20% of an individual's MIP award is based upon the individual's successful completion of one or more personal objectives. Determination of the named executive's level of achievement of his or her personal objectives is made by the CEO and the Compensation Committee. Payments in respect of the personal objective portion of the MIP award are based upon the CEO's recommendations relative to each executive's contributions to the Duane Reade Full Potential program and considered a range of operational initiatives to improve customer service, upgrade store standards, improve merchandising assortments, improve store presentations and promotional programs, reduce out of stocks and improve underperforming stores. Achievement in reducing litigation costs, management of inventory and process-based productivity improvements are also considered.

        In March 2008, the Compensation Committee authorized us to award MIP payments to each named executive, except for Mr. Dreiling, who resigned on January 18, 2008. The specific awards are highlighted below. The Committee concluded that MIP payments were appropriate due to our improved financial performance during 2007. The improvements include increased sales of 6.4% in 2007, higher gross margins of $34.4 million in 2007, reduced selling, general and administrative expense ratios and achieving the upper range of the targeted Adjusted FIFO EBITDA goal. In addition, during 2007, working capital was generally well controlled, with further reductions in inventory investment throughout the year. The approved MIP award represents 90% of the target award and was based on our having achieved the upper range of the targeted Adjusted FIFO EBITDA goal for fiscal 2007.

        Special Incentive Plans—Messrs. Henry and Ray and Ms. Bergman are entitled to an additional incentive payout depending on the amount of insurance proceeds, if any, that are collected by us as a result of our ongoing litigation with the insurance provider over the scope of our insurance coverage for our former location at the World Trade Center site (if they are still employed by us on the date of receipt of future insurance proceeds). Messrs. Henry and Ray are entitled to a maximum bonus payout equal to what they would have received if the insurance proceeds, taken together with our Adjusted FIFO EBITDA performance in 2001, would have entitled them to such a bonus for that year. Ms. Bergman is entitled to receive a target bonus if the insurance proceeds are equal to a preset level which has been determined by the Compensation Committee and a maximum bonus if the insurance proceeds reach a predetermined and higher amount. We believe it is necessary to keep the amounts of the potential thresholds confidential due to considerations relating to the lawsuit. The Compensation Committee determined to award such amounts to Messrs. Henry and Ray and any other management that were participating in the annual incentive compensation program in 2001 (if they are still employed by us on the date of receipt of future insurance proceeds) as a result of their service to us during 2001 and to Ms. Bergman as a result of her position as General Counsel in charge of managing the litigation throughout the case. It should be noted that unless we are successful in our litigation efforts, there will be no additional incentive payments under this program. For more information regarding this litigation, please see "Item 3. Legal Proceedings."

        The Compensation Committee also has the ability to award discretionary bonuses for superior performance or to recognize outstanding achievements. The Compensation Committee did not award any discretionary bonuses in 2007. In February 2008, in recognition of the additional duties assumed by Mr. D'Arezzo in connection with his appointment to be our Interim CEO, Mr. D'Arezzo received an additional payment of $50,000 from us. In March 2008, the Compensation Committee approved two additional future quarterly payments of $50,000 each to Mr. D'Arezzo, payable upon our attainment of the first and second quarter 2008 Adjusted FIFO EBITDA targets, provided that in the case of the second fiscal quarter, Mr. D'Arezzo shall serve as our Interim CEO for at least one day of such fiscal quarter. The additional duties assumed by Mr. D'Arezzo as Interim CEO included oversight of all company operations, including front-end, pharmacy and logistics as well as certain administrative areas including human resources, finance, real estate, legal and information technology. In addition, the number of Mr. D'Arezzo's executive-level direct reports increased from three to eight, significantly expanding the functional areas for which he is directly responsible.

        Long-term Incentive Awards—Our primary long-term incentive awards are stock options. The stock options are issued under our 2004 Option Plan. We design our long-term incentive awards to increase shareholder value, focus the management team on our long-term performance and encourage executive retention.

        Under the 2004 Option Plan, the Compensation Committee may grant awards of non-qualified stock options, incentive stock options, or any combination of the foregoing. A stock option granted under the 2004 Option Plan will provide a participant with the right to purchase, within a specified period of time, a stated number of shares of our common stock at the price specified in the award agreement. Stock options granted under the 2004 Option Plan will be subject to such terms, including the exercise price and the conditions and timing of exercise, not inconsistent with the 2004 Option Plan, as may be determined by the Compensation Committee and specified in the applicable stock option agreement.

        The named executive officers are typically granted stock options when they enter into letter agreements which set forth the terms of their continuing employment with us. Additional option awards may be granted based upon our financial performance. The number of additional stock options granted would be based upon the level of responsibility of the named executive officer, his or her potential contribution to the long-term objectives of the organization, his or her existing level of compensation and the achievement of performance level benchmarks described below.

        On December 31, 2006, we granted 83,300 options to the named executive officers. The options granted to the named executive officers include two components: 1) 60% of the options are service-based with vesting that occurs in 25% increments on each of the first through fourth anniversary dates and 2) 40% of the options are performance-based with vesting subject to our achieving certain minimum annual financial performance levels for fiscal years 2006 through 2010. The performance component also includes a provision to "catch up" missed annual performance vesting based upon achievement of minimum cumulative financial performance levels. Such performance levels are based on internal Adjusted FIFO EBITDA performance with annual vesting potential of 20% for each of the fiscal years 2006 through 2010. The performance options' threshold performance was achieved for 2007 and 2006. Future annual improvements required to achieve performance vesting are an average of approximately 16% annually. The options have a life of ten years and have been granted with an exercise price of $100.00 per share. This exercise price reflects the market value of our shares on July 30, 2004, when we were acquired by Oak Hill. The number of options granted to each named executive officer on December 31, 2006 was based on the previous option grants received by the named executive and his or her level of responsibility, potential contribution to the long-term objectives of the organization and existing level of compensation.

        We utilized a service-based and a performance-based component for the December 31, 2006 grant because this structure is designed to link the management team's long-term incentive rewards with the economic value of the original equity investors and create a requirement for significant value creation before the benefits of this aspect of their incentives are achieved. The vesting period also encourages executive retention and increases in shareholder value by aligning the interests of executives with those of shareholders and focusing the management team on our long-term performance. The percentage allocation between the service-based and performance-based components reflected the terms of a previous option grant to our former CEO, Mr. Dreiling, and allowed us to better align the compensation of our named executive officers.

        Due to the declines in financial performance during 2004 and 2005 and the resultant decline of our market value during those years, the options granted during 2006 and 2007 were premium options, requiring us to achieve sustained financial performance improvements before the option value can be realized. We have never made a practice of timing the grant of stock options to coincide with the release of material non-public information.

        On February 1, 2007 we entered into Transaction Bonus Award agreements with the named executive officers and other members of senior management under which these executives may receive a transaction bonus if they are employed by us on the date on which we are sold. Such Transaction Bonus Awards are payable in cash, at specified amounts, and are to be reduced by the value at the time of such sale (determined based on the price per share of our common stock to be received by our stockholders in connection with the sale) of any unexercised stock options granted under the 2004 Option Plan. These Transaction Bonus Awards are only payable in the event that we are sold on or prior to December 31, 2010. The purpose of the Transaction Bonus Awards is to ensure that some degree of the long-term incentive is achieved if we are sold before a reasonable period of time has passed to create value in the options themselves. Since the management team does not control the timing of any potential sale, failure to provide this type of long-term incentive would diminish the competitiveness of the overall compensation plan.

        5.    Perquisites and Other Benefits—Our executive officers are eligible to participate in the same medical insurance program, 401(k) defined contribution retirement plan and other elective benefit programs that are available to the majority of our non-union employees. In addition, we provide company-paid life insurance to each of our executive officers with a death benefit of twice his or her annual salary, up to a maximum value of $500,000, and we provide company-paid dental coverage to each of our executive officers and their dependants. The CEO, senior vice presidents and all vice presidents also have a company-paid fully- funded individual disability insurance plan that covers them in the event they are unable to work. This disability program is a common perquisite for senior executive officers and is intended to address each covered executive's concerns associated with providing for adequate continuation coverage of his or her base salary in the event he or she becomes disabled. In addition, certain executives are entitled to miscellaneous perquisites including travel allowances and reimbursement of certain professional and relocation-related expenses.

        To provide for the wellness of our executives, the CEO, senior vice presidents and vice presidents are also eligible for company-paid annual physical exams.

        6.    Severance Benefits—We have entered into agreements with our senior executives that will require us to pay severance benefits, under certain circumstances, upon the executive's termination. We provide these severance benefits because they are needed for our overall compensation package to be competitive in the retail drugstore environment. Generally, if the executive is terminated "without cause" (as such term is defined in their agreements), he or she will be entitled to one year's salary continuation and payment for unused vacation and will be eligible to continue to participate in our medical benefits program during that time. In addition, the executive will have a minimum of 90 days in which to exercise the portion of stock options that had vested as of the termination date. Upon a termination "without cause," all unvested stock options will be immediately forfeited. If the executive is terminated for "cause," he or she will only be entitled to any unpaid salary and unused vacation earned through the termination date. All stock options, whether or not vested, shall be immediately forfeited upon the termination date. Terminations resulting from a change in control are deemed to occur "without cause," and will result in the immediate vesting of all service-based stock options, whether or not previously vested.

        The Compensation Committee views the severance benefits as appropriate for the named executive officers, since they may not be in a position to readily obtain comparable employment within a reasonable period after a termination "without cause." As defined in Mr. Dreiling's employment contract, upon termination without cause or for good reason prior to or after a change in control, he would have been entitled to a severance payment of twice the sum of (i) his fiscal 2007 annual salary and (ii) his 2006 guaranteed bonus amount. This was reflective of the Mr. Dreiling's position as our CEO and the additional difficulties he may have encountered when seeking comparable employment within a reasonable period after a termination "without cause." We compete for executive talent in a highly competitive market in which companies routinely offer similar benefits to senior employees.

  Compensation Committee Report

        The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Andrew J. Nathanson, Chairman
Denis J. Nayden
Tyler J. Wolfram

SUMMARY COMPENSATION TABLE FOR FISCAL YEAR 2007

        The following table sets forth information regarding the fiscal 2007 and fiscal 2006 compensation for our chief executive officer, chief financial officer and our three other most highly compensated executive officers in fiscal 2007. As previously disclosed, Richard W. Dreiling resigned as our chief executive officer effective as of January 18, 2008, and David D'Arezzo was appointed to be our interim chief executive officer effective on January 18, 2008.

Name	Principal Position	Year	Salary		Bonus(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation(4)	All Other Compensation(5)	Total
David W. D'Arezzo	Interim Chief Executive Officer (January 2008—current) and SVP—Chief Marketing Officer	2007 2006	472,808 336,154	(1)	— —	165,348 92,278	215,325 177,100	26,711 550,626	880,192 1,156,158
Richard W. Dreiling	Chief Executive Officer (November 2005—January 2008)	2007 2006	859,615 825,000		— 330,000	31,416 —	— 825,000	19,972 129,660	911,003 2,109,660
Michelle D. Bergman	SVP—General Counsel	2007 2006	359,692 350,000		— —	61,403 —	327,600 350,000	6,235 9,025	754,930 709,025
John K. Henry	SVP—Chief Financial Officer	2007 2006	441,769 430,000		— 75,000	32,558 —	402,300 430,000	24,311 28,433	900,938 963,433
Jerry M. Ray	SVP—Pharmacy Operations	2007 2006	441,769 430,000		— 75,000	46,838 —	402,300 344,000	21,503 22,106	912,410 871,106

(1)
Mr. D'Arezzo joined us on March 20, 2006. The amount shown reflects a pro-rated portion of his annual salary for that fiscal year.

(2)
In accordance with the provisions of his employment contract, Mr. Dreiling was paid a one-time bonus of $330,000 in 2006 upon completion of 90 days of employment with Duane Reade. Messrs. Henry and Ray each received retention bonuses of $75,000 in 2006.

(3)
The amounts in this column reflect the compensation cost recorded under SFAS No. 123(R) for options to purchase shares of common stock of Duane Reade Holdings, Inc. granted under our 2004 Option Plan in connection with the hiring and continued employment of the named executive officers. During 2007 and 2006, there were no stock options forfeited by any of the named executive officers. For a full discussion of the assumptions and methodology employed in determining the grant date fair value and resultant compensation expense under SFAS No. 123(R) attributable to stock options granted during 2007 and 2006, please refer to Note 1 of the consolidated financial statements included elsewhere in this report.

(4)
The amounts in this column reflect cash incentives awarded under the Management Incentive Plan for fiscal 2007 that are expected to be paid to the named executive officers in April 2008 and the amounts for fiscal 2006 that were paid to the named executive officers on April 5, 2007.

(5)
The table below shows the components of "All Other Compensation" for the named executive officers.

Name	Year	401(k) Matching Contribution ($)	Relocation, Travel & Expense Related ($)		Disability Insurance Reimbursement ($)	Life and Dental Insurance Premium ($)(C)	Income Tax Gross-Up ($)		Total ($)
David W. D'Arezzo	2007 2006	2,250 1,274	10,330 309,841	(A)	10,969 11,020	3,162 4,677	— 223,814	(A)	26,711 550,626
Richard W. Dreiling	2007 2006	2,250 3,000	1,513 63,418	(B)	12,615 12,735	3,594 5,694	— 44,813	(B)	19,972 129,660
Michelle D. Bergman	2007 2006	— 808	— —		3,523 3,540	2,712 4,677	— —		6,235 9,025
John K. Henry	2007 2006	— 3,000	6,000 6,000		13,637 13,739	4,674 5,694	— —		24,311 28,433
Jerry M. Ray	2007 2006	2,250 3,000	— —		14,175 14,240	5,078 4,866	— —		21,503 22,106

(A)
The amounts shown for Mr. D'Arezzo includes a reimbursement for the loss incurred by Mr. D'Arezzo on the sale of his former home in California ($173,000), a real estate commission and other closing costs incurred upon the sale of his former home ($91,841), and the value of temporary living accommodations and other relocation expenses ($45,000). In addition, we provided Mr. D'Arezzo with an income tax reimbursement paid in connection with the relocation payment ($223,814).

(B)
The amounts shown for Mr. Dreiling include the value of temporary living accommodations and other relocation expenses ($63,418), the income tax reimbursement paid in connection with the relocation payment ($44,813).

(C)
The amounts shown in this column include the company-paid dental insurance premium for each of the dependents of the named executive officers.

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2007

        The following table sets forth information regarding fiscal 2007 annual incentive awards and stock options granted to our named executive officers in fiscal 2007.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)				Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(3)
					All Other Option Awards: Number of Securities Underlying Options (#)(2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
David W. D'Arezzo	— 12/31/06	119,625 —	239,250 —	358,875 —	— 23,000	— 100	— 128,570
Richard W. Dreiling(4)	— 12/31/06	— —	— —	— —	— 11,000	— 100	61,490
Michelle D. Bergman	— 12/31/06	182,000 —	364,000 —	546,000 —	— 21,500	— 100	120,185
John K. Henry	— 12/31/06	223,500 —	447,000 —	670,500 —	— 11,400	— 100	63,726
Jerry M. Ray	— 12/31/06	223,500 —	447,000 —	670,500 —	— 16,400	— 100	91,676

(1)
Represents awards under the Management Incentive Plan in respect of our achieving our 2007 financial performance (Adjusted FIFO EBITDA) target of $80.0 million. The payout ranges from 50% to 150% of the targeted award amount. The Target award amount is stipulated in each named executive officer's employment letter. The actual amount to be awarded for fiscal 2007 is 90% of the target amount and is set forth in the Summary Compensation Table in the Non-Equity Incentive Plan Compensation column.

(2)
Options shown in this column were granted under the Duane Reade Holdings, Inc. Management Stock Option Plan. Upon a termination "without cause," all unvested stock options will be immediately forfeited. If the executive is terminated for "cause," he or she will only be entitled to any unpaid salary and unused vacation earned through the termination date. All stock options, whether or not vested, shall be immediately forfeited upon the termination date. Terminations resulting from a change in control are deemed to occur "without cause," and will result in the immediate vesting of all service-based stock options, whether or not previously vested.

  The options granted to the named executive officers on December 31, 2006 include two components: 1) 60% of the options are service-based with vesting that occurs in 25% increments on each of the first through fourth anniversary dates and 2) 40% of the options are performance-based with vesting subject to our achieving certain minimum annual financial performance levels for fiscal years 2006 through 2010. The performance component also includes a provision to "catch up" missed annual performance vesting based upon achievement of minimum cumulative financial performance levels. Such performance levels are based on internal Adjusted FIFO EBITDA performance with annual vesting potential of 20% for each of the fiscal years 2006 through 2010. The performance options' threshold performance was achieved for 2007 and 2006. Future annual improvements required to achieve performance vesting are an average of approximately 16% annually. The options have a life of ten years and have been granted with an exercise price of $100.00 per share.

(3)
The amounts in this column reflect the grant date fair value of the options issued and represent the total amount of compensation expense to be recorded in our financial statements under SFAS 123(R) in connection with the vesting of this grant during the five year vesting period commencing on the grant date.

(4)
The employment agreement with Mr. Dreiling provided for an annual Management Incentive Plan opportunity ranging from 50% to 150% of his annual base salary, with a target award of 100% of his annual base salary. As previously disclosed, Mr. Dreiling resigned as our chief executive officer and chairman effective as of January 18, 2008, thereby forfeiting his 2007 MIP payout. Under the terms of his employment agreement, the payout would have ranged from $437,500 to $1,312,000, with a target of $875,000.

Interim Chief Executive Officer Employment Arrangements

Mr. D'Arezzo's Employment Arrangements

        Mr. D'Arezzo was appointed to be our interim chief executive officer effective on January 18, 2008. Since March 2006, Mr. D'Arezzo has also been a Senior Vice President and our Chief Marketing Officer. In February 2008, in recognition of the additional duties assumed by Mr. D'Arezzo in connection with his appointment to be our Interim CEO, Mr. D'Arezzo received an additional payment of $50,000 from us. In March 2008, the Compensation Committee approved two additional future quarterly payments of $50,000 each to Mr. D'Arezzo, payable upon the attainment by us of the first and second quarter 2008 Adjusted FIFO EBITDA targets, provided that in the case of the second fiscal quarter, Mr. D'Arezzo shall serve as our Interim CEO for at least one day of such fiscal period.

        On March 1, 2006, we entered into an employment letter with Mr. D'Arezzo for his role as Senior Vice President and Chief Marketing Officer. The total compensation payable to Mr. D'Arezzo under his original employment letter, and subsequent changes, include:

  •
  an annual base salary of $460,000; Effective on April 8, 2007, Mr. D'Arezzo's annual base salary was increased to $478,500.

    In March 2008, the Compensation Committee approved the increase of Mr. D'Arezzo's annual base salary to $493,000. This increase will become effective on April 6, 2008. During the process of setting Mr. D'Arezzo's annual base salary, the Compensation Committee noted that Mr. D'Arezzo's responsibilities as Chief Marketing Officer also include responsibility for the procurement and inventory management functions. In addition, as the Chief Marketing Officer, Mr. D'Arezzo is responsible for many of the initiatives which will help us achieve our objectives of front-end sales growth and margin improvements in the front-end.

  •
  an annual MIP opportunity of between 0% and 75% of base salary, with a target of 50% of base salary;

    In March 2008, the Compensation Committee approved a 2007 MIP award for Mr. D'Arezzo of $215,325. The approved MIP award represents 90% of Mr. D'Arezzo's target award and was based on our achieving the upper range of the targeted Adjusted FIFO EBITDA goal for fiscal 2007 and the determination that Mr. D'Arezzo had achieved his MIP personal objectives for 2007.

    In March 2008, Mr. D'Arezzo's annual MIP opportunity was increased to between 0% and 150% of base salary, with a target of 100% of base salary. The increase is effective for fiscal 2008 and was necessary to align Mr. D'Arezzo's MIP target with our other named executive officers who are also Senior Vice Presidents.

  •
  a grant of options to acquire 13,000 shares of our common stock on March 1, 2006.

    On December 31, 2006, Mr. D'Arezzo was granted an additional 23,000 stock options. The stock options are discussed within the Long-term Incentive Awards section above. The additional stock options granted to Mr. D'Arezzo were based on his level of responsibility as Senior Vice President and Chief Marketing Officer, his potential contribution to the long-term objectives of the organization, his existing level of compensation and the achievement of certain performance level benchmarks as described within the Long-term Incentive Awards section within the Compensation Discussion & Analysis above.

New CEO (Mr. Lederer) Employment Arrangements

        On March 31, 2008, we announced that John A. Lederer will be appointed as our Chief Executive Officer, Chairman and a director. We expect that Mr. Lederer will join us very shortly. For more information regarding Mr. Lederer and his employment arrangements, see "Item 9B. Other Information."

Former CEO (Mr. Dreiling) Employment Arrangements

Mr. Dreiling's Employment Arrangements

        Mr. Dreiling joined us as our President and Chief Executive Officer on November 21, 2005 and was appointed as Chairman of the Board of Directors on March 26, 2007. As previously disclosed, Mr. Dreiling resigned as our chief executive officer and chairman effective as of January 18, 2008. Mr. Dreiling was not entitled to receive any further salary, bonuses, benefits or severance after his date of resignation. In addition, unvested stock options were forfeited by Mr. Dreiling. The following discussion reflects Mr. Dreiling's employment arrangement with us during 2007, prior to his resignation.

        The employment agreement with Mr. Dreiling provided for an initial annual base salary of $825,000 and an annual bonus opportunity ranging from 50% to 150% of his base salary; provided, however, that Mr. Dreiling's annual bonus for fiscal year 2006 was guaranteed at no less than 100% of his base salary, subject to his remaining employed by us on the date such 2006 annual bonuses were paid to other senior executives. Mr. Dreiling received this bonus of $825,000 on April 5, 2007. The actual annual bonus paid to Mr. Dreiling could have been as high as 150% of his annual base salary, had Duane Reade Inc. achieved 105% of its pre-determined internal Adjusted FIFO EBITDA target (as set forth in the employment agreement). On February 17, 2006, in accordance with the conditions set forth in his employment agreement, upon completion of 90 days of employment, we paid Mr. Dreiling a one-time bonus of $330,000.

        Mr. Dreiling's employment agreement provided that, under a separate stock option agreement, Mr. Dreiling was granted a nonqualified stock option under our 2004 Option Plan to purchase 150,363 shares of our common stock, representing approximately 5% of our outstanding common stock on a fully diluted basis as of November 21, 2005, which is the effective date of the employment agreement. These options were issued on November 21, 2005 with 60% representing service-based options vesting over four years and 40% representing performance based options vesting upon achievement of certain specified financial targets.

        On December 31, 2006, Mr. Dreiling was granted an additional 11,000 stock options. The stock options are discussed within the Long-term Incentive Awards section above.

        On January 18, 2008, in connection with Mr. Dreiling's resignation, 116,254 unvested stock options (representing a combination of service-based and performance-based options) expired unexercised. The remaining 45,109 service-based stock options, which had vested during his period of employment with us, will expire on April 17, 2008, if they are not previously exercised.

        Mr. Dreiling was entitled to the pension and welfare benefits that are generally available to our other senior executives. Mr. Dreiling was also entitled to reimbursement of certain costs and expenses to assist him with his relocation from Pleasanton, California to the greater New York tri-state area, including six months of temporary housing costs at up to $5,000 per month, travel expenses for house-hunting trips, moving and closing costs, and $30,000 for any other expenses related to the relocation. To the extent any of such reimbursements were taxable to Mr. Dreiling, we also paid him an additional payment such that after the payment of all such taxes and any taxes on the additional payments, he would be in the same after-tax position as if no such tax had been imposed. In 2006, in connection with his relocation, we reimbursed Mr. Dreiling for a total of $108,231, including $63,418 of relocation-related costs and $44,813 of income tax gross-up payments.

Senior Vice President Arrangements

        We believe that our success depends to a significant extent upon the efforts and abilities of our named executive officers and others within our Senior Vice President management group. At December 29, 2007, we had six Senior Vice Presidents. This section discusses the compensation arrangements as they relate to our Senior Vice Presidents that are also named executive officers.

        On March 16, 2004, Messrs. Henry and Ray entered into letter agreements with Duane Reade Acquisition, which set forth the terms of their continuing employment with Duane Reade Inc. The letter agreements are referred to as "SVP employment letters" in this report. The SVP employment letters provide for annual base salaries that are equal to those received by these senior vice presidents as of March 16, 2004, with provision to be granted base salary increases after completion of the Acquisition. These senior vice presidents and other members of management were granted salary increases effective on August 1, 2004. The SVP employment letters also provide for additional compensation in the form of bonuses that range from 0% to 150% of their respective base salaries subject to the satisfaction of performance targets.

        The total compensation payable to Mr. Henry under his original SVP employment letter, and subsequent changes, include:

  •
  an annual base salary of $350,000 that was increased to $430,000 on August 1, 2004. Effective on April 8, 2007, Mr. Henry's annual base salary was increased to $447,000.

    In March 2008, the Compensation Committee approved an increase to Mr. Henry's annual base salary to $460,000. This increase will become effective on April 6, 2008 and is consistent with the annual base salary increases for the other named executive officers.

  •
  an annual bonus opportunity of between 0% and 150% of base salary, with a target of 100% of base salary;

    In March 2008, the Compensation Committee approved a 2007 MIP award for Mr. Henry of $402,300. The approved MIP award represents 90% of Mr. Henry's target award and was based on our achieving the upper range of the targeted Adjusted FIFO EBITDA goal for fiscal 2007 and the determination that Mr. Henry had achieved his MIP personal objectives for 2007.

  •
  a grant at the Acquisition of new options to acquire 30,600 shares of our common stock, representing approximately 1.1% of our common stock;

  On December 31, 2006, Mr. Henry was granted an additional 11,400 stock options. The stock options are discussed within the Long-term Incentive Awards section within the CD&A above.

  •
  a grant at the Acquisition of 7,422 shares of SVP Phantom Stock (representing less than 1% of our common stock).

        The total compensation payable to Mr. Ray under his original SVP employment letter, and subsequent changes, include:

  •
  an annual base salary of $350,000 that was increased to $430,000 on August 1, 2004. Effective on April 8, 2007, Mr. Ray's annual base salary was increased to $447,000.

    In March 2008, the Compensation Committee approved an increase to Mr. Ray's annual base salary to $460,000. This increase will become effective on April 6, 2008 and is consistent with the annual base salary increases for the other named executive officers.

  •
  an annual bonus opportunity of between 0% and 150% of base salary, with a target of 100% of base salary;

    In March 2008, the Compensation Committee approved a 2007 MIP award for Mr. Ray of $402,300. The approved MIP award represents 90% of Mr. Ray's target award and was based on our achieving the upper range of the targeted Adjusted FIFO EBITDA goal for fiscal 2007 and the determination that Mr. Ray had achieved his MIP personal objectives for 2007.

  •
  a grant at the Acquisition of new options to acquire 13,600 shares of our common stock, representing less than 1% of our common stock;

  On December 31, 2006, Mr. Ray was granted an additional 16,400 stock options. The stock options are discussed within the Long-term Incentive Awards section within the CD&A above.

  •
  a grant at the Acquisition of 16,316 shares of SVP Phantom Stock (representing less than 1% of our common stock).

        On December 16, 2005, Michelle Bergman was promoted to Senior Vice President and General Counsel. Prior to this promotion she was Vice President and General Counsel. Under the terms of her employment letter, Ms. Bergman may receive a severance payment, to be paid over 12 months, equal to her prior 12 months' base salary.

        The total compensation payable to Ms. Bergman under her original employment letter, and subsequent changes, include:

  •
  An annual base salary of $350,000. Effective on April 8, 2007, Ms. Bergman's annual base salary was increased to $364,000.

    In March 2008, the Compensation Committee approved an increase to Ms. Bergman's annual base salary to $375,000. This increase will become effective on April 6, 2008 and is consistent with the annual base salary increases for the other named executive officers.

  •
  An annual bonus opportunity of between 0% and 150% of base salary, with a target of 100% of base salary;

    In March 2008, the Compensation Committee approved a 2007 MIP award for Ms. Bergman of $327,600. The approved MIP award represents 90% of Ms. Bergman's target award and was based on our achieving the upper range of the targeted Adjusted FIFO EBITDA goal for fiscal 2007 and the determination that Ms. Bergman had achieved her MIP personal objectives for 2007.

  •
  A grant of new options on December 16, 2005 to acquire 6,100 shares of our common stock representing less than 1% of our common stock, in addition to the 2,400 options previously granted.

    On December 31, 2006, Ms. Bergman was granted an additional 21,500 stock options. The stock options are discussed within the Long-term Incentive Awards section within the CD&A above.

OUTSTANDING EQUITY AWARDS AT END OF FISCAL YEAR 2007

Management Stock Option Plan

        Our board of directors adopted the Duane Reade Holdings, Inc. Management Stock Option Plan, which is referred to in this report as the "2004 Option Plan," which became effective on the date the Acquisition was completed. The 2004 Option Plan is administered by the Compensation Committee. Any officer, employee, director or consultant of Duane Reade Holdings or any of its subsidiaries or affiliates is eligible to be designated a participant under the 2004 Option Plan. On November 21, 2005, we amended the 2004 Option Plan so that a maximum of 370,293 shares of our common stock (on a fully diluted basis) may be granted under the 2004 Option Plan. On March 27, 2007, we again amended the 2004 Option Plan so that a maximum of 575,893 shares of our common stock (on a fully diluted basis) may be granted under the 2004 Option Plan.

        Under the 2004 Option Plan, the compensation committee of Duane Reade Holdings may grant awards of nonqualified stock options, incentive stock options, or any combination of the foregoing. A stock option granted under the 2004 Option Plan will provide a participant with the right to purchase, within a specified period of time, a stated number of shares of our common stock at the price specified in the award agreement. Stock options granted under the 2004 Option Plan will be subject to such terms, including the exercise price and the conditions and timing of exercise, not inconsistent with the 2004 Option Plan, as may be determined by the compensation committee and specified in the applicable stock option agreement or thereafter.

        The following table provides information about all equity compensation awards held by the named executive officers at December 29, 2007:

Option Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date
David W. D'Arezzo(1)(6)	12/30/06 03/20/06	— 2,600	23,000 10,400	$ $	100 100	12/31/16 03/20/16
Richard W. Dreiling(2)(6)	12/30/06 11/21/05	— 45,109	11,000 105,254	$ $	100 100	12/31/16 11/21/15
Michelle D. Bergman(3)(6)	12/30/06 12/16/05 07/30/04	— 3,660 1,440	21,500 2,440 960	$ $ $	100 100 100	12/31/16 12/16/15 07/30/14
John K. Henry(4)(6)	12/30/06 07/30/04	— 18,360	11,400 12,240	$ $	100 100	12/31/16 07/30/14
Jerry M. Ray(5)(6)	12/30/06 07/30/04	— 8,160	16,400 5,440	$ $	100 100	12/31/16 07/30/14

(1)
Mr. D'Arezzo received an initial grant of 13,000 options on March 20, 2006 in connection with his joining us. These options are service-based and vest in equal 20% increments on each of the first through fifth anniversaries of the grant date. Mr. D'Arezzo received an additional grant of 23,000 stock options on December 30, 2006. The terms of this stock option grant are described within the Long-term Incentive Awards section above. The vesting terms are described in note 6 below.

(2)
Mr. Dreiling received a grant of 150,363 options on November 21, 2005 in connection with his joining us. The options granted to the named executive officers on December 31, 2006 include two components: 1) 60% of the options are service-based with vesting that occurs in 25% increments on each of the first through fourth anniversary dates and 2) 40% of the options are performance-based with vesting subject to our achieving certain minimum annual financial performance levels for fiscal years 2006 through 2010. The performance component also includes a provision to "catch up" missed annual performance vesting based upon achievement of minimum cumulative financial performance levels. Such performance levels are based on internal Adjusted FIFO EBITDA performance with annual vesting potential of 20% for each of the fiscal years 2006 through 2010. The performance options' threshold performance was achieved for 2007 and 2006. Future annual improvements required to achieve performance vesting are an average of approximately 16% annually. The options have a life of ten years and have been granted with an exercise price of $100.00 per share. As previously disclosed, Mr. Dreiling resigned as our chief executive officer and chairman effective as of January 18, 2008. Mr. Dreiling forfeited all unvested stock options on the date of his resignation. The vested options will expire on April 17, 2008, if not previously exercised.

(3)
Ms. Bergman received an initial grant of 2,400 stock options on July 30, 2004 in connection with the completion of the Acquisition by Oak Hill. These options are service-based and vest in equal 20% increments on each of the first through fifth anniversaries of the grant date. On December 16, 2005, in recognition of Ms. Bergman's promotion to the position of senior vice president, she received an additional grant of 6,100 stock options, whose vesting schedule is identical to her original grant. Ms. Bergman received an additional grant of 21,500 stock options on December 30, 2006. The terms of this stock option grant are described within the Long-term Incentive Awards section above. The vesting terms are described in note 6 below.

(4)
Mr. Henry received an initial grant of 30,600 options on July 30, 2004 in connection with the completion of the Acquisition by Oak Hill. These options are service-based and vest in equal 20% increments on each of the first through fifth anniversaries of the grant date. Mr. Henry received an additional grant of 11,400 stock options on December 30, 2006. The terms of this stock option grant are described within the Long-term Incentive Awards section above. The vesting terms are described in note 6 below.

(5)
Mr. Ray received an initial grant of 13,600 options on July 30, 2004 in connection with the completion of the Acquisition by Oak Hill. These options are service-based and vest in equal 20% increments on each of the first through fifth anniversaries of the grant date. Mr. Ray received an additional grant of 16,400 stock options on December 30, 2006. The terms of this stock option grant are described within the Long-term Incentive Awards section above. The vesting terms are described in note 6 below.

(6)
The options granted to the named executive officers on December 31, 2006 include two components: 1) 60% of the options are service-based with vesting that occurs in 25% increments on each of the first through fourth anniversary dates and 2) 40% of the options are performance-based with vesting subject to our achieving certain minimum annual financial performance levels for fiscal years 2006 through 2010. The performance component also includes a provision to "catch up" missed annual performance vesting based upon achievement of minimum cumulative financial performance levels. Such performance levels are based on internal Adjusted FIFO EBITDA performance with annual vesting potential of 20% for each of the fiscal years 2006 through 2010. The performance options' threshold performance was achieved for 2007 and 2006. Future annual improvements required to achieve performance vesting are an average of approximately 16% annually. The options have a life of ten years and have been granted with an exercise price of $100.00 per share.

Senior Vice President Phantom Stock

        The following discussion of senior vice president phantom stock relates to phantom stock shares which became fully vested on July 30, 2006.

        Certain senior vice presidents of Duane Reade Inc. were awarded SVP phantom stock under a phantom stock plan that was adopted effective as of the date of the Acquisition, representing, in the aggregate, approximately 0.8% of the shares of our common stock (on a fully diluted basis). The SVP phantom stock was granted to the senior vice presidents for future services and in exchange for relinquishing certain payments to which they were entitled in connection with the Acquisition and for entering into new employment letters.

        At the closing of the Acquisition, Messrs. Henry and Ray relinquished an aggregate amount of approximately $1.6 million with respect to their rights under Duane Reade Inc.'s supplemental executive retirement plan/split dollar life insurance arrangement which would have required us to transfer ownership of the underlying life insurance policies to each of them. In addition, Mr. Ray relinquished retention payments totaling approximately $0.3 million, stock option proceeds of approximately $0.1 million and a payment of approximately $0.4 million under an existing price guarantee on stock options awarded to him in May 1999.

        Each of Messrs. Henry and Ray entered into an award agreement under the Phantom Stock Plan under which he was awarded a specific number of shares of SVP phantom stock. References to awards are references to the total number of shares of SVP phantom stock granted to a particular senior vice president. This was a one time award of phantom stock to the senior vice presidents, and no other awards of phantom stock have been or are expected to be made. Each share of SVP phantom stock corresponds to a share of our common stock. The SVP phantom stock awards vested ratably over a two year period, subject to partial acceleration upon a change of control. Acceleration occurring in connection with a change of control will be to the extent necessary to participate in a transfer giving rise to a tag-along or drag-along right (as if the phantom shares representing the SVP phantom stock were actual shares, to the extent applicable). Awards are generally to be settled (or paid) in shares of our common stock or, in connection with a drag-along event, using the same form of consideration received by our common stockholders in connection with such a transaction, by treating one share of SVP phantom stock as a share of our common stock. Awards of SVP phantom stock will settle in whole or in part, depending upon the extent to which the senior vice president has vested in his award, on a drag-along event, tag-along event, initial public offering of our common stock or five years following the Acquisition. Awards of SVP phantom stock will also settle, to the extent vested, following the senior vice president's death or termination of employment without "Cause" or for "Good Reason" as each term is defined in the new SVP employment letter. Upon termination of employment under certain limited circumstances, the SVP phantom stock awards may be settled in cash at fair market value, treating each share of SVP phantom stock as one share of our common stock. Shares of our common stock received by the senior vice presidents through the settlement of a SVP phantom stock award are subject to the stockholders and registration rights agreement which is more fully described in "Certain Relationships and Related Transactions—Agreements Relating to Duane Reade Holdings—Stockholders and Registration Rights Agreement." In addition, SVP phantom stock awards participate in dividends to the same extent as the holders of our common stock. SVP phantom stock awards also contain a sunset provision that provides that these awards, to the extent not yet settled, may be settled in shares of our common stock no earlier than July 30, 2009.

OPTION EXERCISES AND STOCK AWARDS VESTED IN 2007

        There were no options exercised by any of the named executive officers in fiscal 2007. In fiscal 2007, there were no stock awards which vested.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

        The following table describes the potential payments upon termination of employment or a change in control of Duane Reade for each of the named executive officers effective on December 29, 2007:

Benefits and Payments Upon Termination	Voluntary Termination	Termination for Cause or without Good Reason	Termination without Cause or for Good Reason prior to Change in Control	Termination without Cause or for Good Reason after Change in Control	Death
David W. D'Arezzo
Severance Payment(8)	$—	$—	$478,500	$478,500	$—
Value of Stock Options(2)	—	—	—	—	—
Transaction Bonus Award(10)	—	—	—	500,000	—
Management Incentive Plan	—	—	—	—	—
Benefits(3)(11)	37,017	37,017	37,017	37,017	537,017

Total	$37,017	$37,017	$515,517	$1,015,517	$537,017
Richard W. Dreiling
Severance Payment(1)	$—	$—	$3,400,000	$3,400,000	$—
Value of Stock Options(2)	—	—	—	—	—
Transaction Bonus Award(10)	—	—	—	1,000,000	—
Management Incentive Plan	—	—	—	—	875,000
Benefits(4)(11)	69,694	69,694	76,726	76,726	569,694

Total	$69,694	$69,694	$3,476,726	$4,476,726	$1,444,694

Michelle D. Bergman
Severance Payment(8)	$—	$—	$364,000	$364,000	$—
Value of Stock Options(2)	—	—	—	—	—
Transaction Bonus Award(10)	—	—	—	400,000	—
Management Incentive Plan	—	—	—	—	—
Benefits(5)(11)	28,000	28,000	28,000	28,000	378,000

Total	$28,000	$28,000	$392,000	$792,000	$378,000
John K. Henry
Severance Payment(8)	$—	$—	$447,000	$447,000	$—
Value of Stock Options(2)	—	—	—	—	—
Value of Phantom Shares(9)	496,766	496,766	496,766	496,766	496,766
Transaction Bonus Award(10)	—	—	—	500,000	—
Management Incentive Plan	—	—	—	—	—
Benefits(6)(11)	35,139	35,139	35,139	35,139	535,139

Total	$531,905	$531,905	$978,905	$1,478,905	$1,031,905
Jerry M. Ray
Severance Payment(8)	$—	$—	$447,000	$447,000	$—
Value of Stock Options(2)	—	—	—	—	—
Value of Phantom Shares(9)	1,092,049	1,092,049	1,092,049	1,092,049	1,092,049
Transaction Bonus Award(10)	—	—	—	400,000	—
Management Incentive Plan	—	—	—	—	—
Benefits(7)(11)	37,187	37,187	37,187	37,187	537,187

Total	$1,129,236	$1,129,236	$1,576,236	$1,976,236	$1,629,236

(1)
As defined in Mr. Dreiling's employment contract, this represents twice the sum of (i) the current fiscal 2007 annual salary and (ii) the 2006 guaranteed bonus amount.

(2)
Based upon the exercise price of $100.00 per share and the December 29, 2007 equity fair valuation of $66.93 per share, the stock options are considered to have no value.

(3)
As defined in Mr. D'Arezzo's employment letter, upon termination, he would be entitled to receive payment for: (i) accrued but unpaid salary through the date of termination ($18,404) and (ii) reimbursement for all properly documented business expenses incurred through the date of termination ($209). In addition, the table assumes we would pay Mr. D'Arezzo for two weeks of unused vacation time.

(4)
As defined in Mr. Dreiling's employment contract, upon termination, he would be entitled to receive payment for: (i) accrued but unpaid salary through the date of termination ($33,654) and (ii) reimbursement for all properly documented business expenses incurred through the date of termination ($2,386). In addition, in the event that Mr. Dreiling's termination occurs without cause or for good reason, he would be entitled to continued participation in our executive health insurance benefits program for a period not to exceed twenty-four months, subject to the condition that this coverage shall cease upon Mr. Dreiling's eligibility to participate in another employer's comparable health insurance benefits program ($7,032). In addition, the table assumes we would pay Mr. Dreiling for two weeks of unused vacation time.

(5)
As defined in Ms. Bergman's employment letter, upon termination, she would be entitled to receive payment for accrued but unpaid salary through the date of termination ($14,000). In addition, the table assumes we would pay Ms. Bergman for two weeks of unused vacation time.

(6)
As defined in Mr. Henry's employment letter, upon termination, he would be entitled to receive payment for: (i) accrued but unpaid salary through the date of termination ($17,192) and (ii) reimbursement for all properly documented business expenses incurred through the date of termination ($755). In addition, the table assumes we would pay Mr. Henry for two weeks of unused vacation time.

(7)
As defined in Mr. Ray's employment letter, upon termination, he would be entitled to receive payment for: (i) accrued but unpaid salary through the date of termination ($17,192) and (ii) reimbursement for all properly documented business expenses incurred through the date of termination ($2,803). In addition, the table assumes we would pay Mr. Ray for two weeks of unused vacation time.

(8)
Represents one year's annual salary.

(9)
Represents the value of the 100% vested portion of the named individuals' Phantom Share ownership, based upon the December 29, 2007 equity valuation of $66.93 per share.

(10)
On February 1, 2007 we entered into Transaction Bonus Award agreements with the named executive officers and other members of senior management under which these executives may receive a transaction bonus if they are employed by us on the date on which we are sold. Such Transaction Bonus Awards are payable in cash, at specified amounts, and are to be reduced by the value at the time of such sale (determined based on the price per share of our common stock to be received by our stockholders in connection with the sale) of any unexercised stock options granted under the 2004 Option Plan. These Transaction Bonus Awards are only payable in the event that we are sold on or prior to December 31, 2010. The table assumes that on December 29, 2007, the conditions for the Transaction Bonus Award are present.

(11)
We provide company-paid life insurance to each of our executive officers with a death benefit of twice his or her annual salary, up to a maximum value of $500,000. This amount is reflected in the table; however, upon the incidence of accidental death, as defined in the insurance policy, the maximum value would increase to $1,000,000. Any amounts paid to the named executive's estate would be paid by the insurance provider.

Richard W. Dreiling

        As previously disclosed, Richard W. Dreiling resigned as our chief executive officer and chairman effective as of January 18, 2008, and Mr. D'Arezzo was appointed to be our chief executive officer effective on January 18, 2008. Mr. Dreiling's resignation on January 18, 2008 was voluntary and he left our employ without "good reason" (as defined in the employment agreement). As a result, he will not be entitled to receive any further salary, bonuses, benefits or severance after his date of resignation. In addition, unvested stock options were forfeited by Mr. Dreiling. The following discusses the provisions for potential payments upon termination or change in control within Mr. Dreiling's employment agreement at December 29, 2007, prior to his resignation.

        Mr. Dreiling's employment agreement provided for an initial term of four years. Thereafter, the agreement would have continued for consecutive one-year periods unless either we or Mr. Dreiling gave the other party written notice that the agreement will terminate at the end of such term at least 90 days prior to the end of the initial term or any extension term. If such notice of non-renewal had been given by us, Mr. Dreiling would have been entitled to a severance payment of two times his then-current base salary and continued health benefits to be paid over a period of 24 months from the end of his employment term.

        If Mr. Dreiling voluntarily left our employ without "good reason" (as defined in the employment agreement) or was discharged for "cause" (as defined in the employment agreement), he would not have been entitled to receive any further salary, bonuses, benefits or severance after his date of termination. If his employment terminated for death or disability, Mr. Dreiling (or his estate) would have been entitled to any earned but unpaid bonuses, his one-time and 2006 guaranteed annual bonus (if unpaid), and an annual bonus for the year of termination based on actual achievement of Duane Reade Inc.'s Adjusted FIFO EBITDA goals and pro-rated based on his days of service prior to such termination. On January 18, 2008, Mr. Dreiling voluntarily left our employ without good reason and shall not be entitled to receive any further salary, bonuses, benefits or severance as of that date.

        Mr. Dreiling's post-termination benefits were conditioned on his compliance with confidentiality provisions and covenants not to solicit employees of Duane Reade Inc. and not to compete with Duane Reade Inc. in the chain drug business in the greater New York area for a period of two years following his termination, and on his execution and non-revocation of a general release and waiver of claims in favor of Duane Reade Inc. Duane Reade Inc. reserves the right to cease payment of, and to "claw back," certain of Mr. Dreiling's post-termination benefits in the event that he breaches any of the non-competition and non-solicitation covenants.

        If Mr. Dreiling's employment had been terminated by us without "cause" (as defined in the employment agreement) or if he had voluntarily resigned for "good reason" (as defined in the employment agreement), then the next installment of his unvested service-based options would have immediately vested in full, and all of his options that had already vested would have remained exercisable for one year following his termination; any options that are unvested as of such termination would have been forfeited. If Mr. Dreiling had been discharged by us for "cause," then all of his options, whether vested or unvested, would immediately be forfeited. If Mr. Dreiling voluntarily resigned without "good reason," then all of his unvested options would have been forfeited, but his vested options would remain exercisable for 90 days following his termination. If Mr. Dreiling's employment with us had terminated due to his death or disability, then a pro-rated portion (based on months of service before his termination) of the next installment of his unvested service-based options would have immediately vested in full, and together with all of his other then vested options, would have remained exercisable for a period of one year from the date of such termination. Any options that had been unvested as of such termination date would be forfeited.

        If a "change in control" (as defined in the stock option agreement) had occurred, then Mr. Dreiling's service-based options would have vested to the extent necessary for him to exercise his rights pursuant to a "tag along" sale, and to satisfy our rights with respect to a "drag along" sale, and if such "change in control" resulted in the attainment of the applicable performance vesting conditions, all or a portion of his performance-based options would have vested as of the date of the "change in control." The terms and conditions of such "drag along" and "tag along" rights are set forth in the Stockholders and Registration Rights Agreement, dated as of July 30, 2004, among us, our Subsidiaries as defined therein, Duane Reade, and any other parties which become parties thereto, to which Mr. Dreiling became a party as a condition to the stock option grant, and a copy of which was filed as Exhibit 10.3 to our Form 10-K for the fiscal year ending December 25, 2004. See "Certain Relationships and Related Transactions—Agreements Relating to Duane Reade Holdings—Stockholders and Registration Rights Agreement."

Senior Vice Presidents

        Under the SVP employment letters, if Mr. Henry's or Mr. Ray's employment is terminated by us without cause or by him for good reason at any time after the first anniversary of the effective date of the Acquisition, he will be entitled to a severance payment to be paid over 12 months equal to their prior 12 months' base salary. Mr. Henry and Mr. Ray will be subject to restrictive covenants prohibiting them from competing with us in the New York greater metropolitan area and from soliciting our employees, generally during the period in which they are entitled to severance payments. For purposes of their SVP employment letters, "cause" means: (1) the commission of any act of fraud or embezzlement against us or any of our subsidiaries; (2) being convicted of, or pleading guilty to, a felony; (3) intentional misconduct which is materially injurious (or if made public, could be materially injurious) to our reputation or financial interests, including, without limitation, sexual or racial harassment of our employees, employees of our subsidiaries or other persons engaged in business with us or our subsidiaries; (4) material breach of any of our covenants or policies regarding the protection of our business interests including, without limitation, policies addressing confidentiality and non-competition; or (5) failure to follow the lawful instructions of the Board of Directors or CEO after having received prior written notice of such failure and such failure remaining uncorrected after ten days of having received such written notice. For purposes of their employment letters, "good reason" shall mean: (1) the assignment to Mr. Henry or Mr. Ray of any duties materially and adversely inconsistent with his position as Senior Vice President which results in a material and adverse change in his status, office or title with us; (2) a reduction in Mr. Henry's or Mr. Ray's salary from that in effect on July 30, 2004; or (3) a requirement that Mr. Henry or Mr. Ray relocate more than 20 miles outside the greater New York metropolitan area.

        If Duane Reade Inc. terminates Ms. Bergman's employment under certain circumstances, she would be entitled to receive severance equal to her prior 12 months' base salary.

        The employment of Ms. Bergman and Mr. D'Arezzo is "at will," meaning that either the officer or we will be entitled to terminate his or her employment at any time and for any reason, with or without cause. In the event we terminate his or her employment other than for "cause," the officer will be paid severance equal to one-year's salary at his or her then current salary payable in bi-weekly installments. For purposes of each of their employment letters, "cause" means (1) a repeated refusal to comply with a lawful directive of the CEO, (2) serious misconduct, dishonesty or disloyalty directly related to the performance of duties for us, which results from a willful act or omission and which is materially injurious to our operations, financial condition or business reputation or any of our significant subsidiaries; (3) being convicted (or entering into a plea bargain admitting criminal guilt) in any criminal proceeding that may have an adverse impact on our reputation and standing in the community; (4) willful and continued failure to substantially perform his or her duties under his or her employment letter; or (5) any other material breach of his or her employment letter. In the event of termination for cause, the officer will be entitled to any unpaid salary through the date of termination, plus any earned and accrued unused vacation pay or deferred compensation payments. Neither Ms. Bergman nor Mr. D'Arezzo will be entitled to any other termination-related compensation from us.

COMPENSATION OF DIRECTORS

        Our employees who serve as directors do not receive additional compensation for service on the Board of Directors. We also do not compensate directors who are employees or affiliates of Oak Hill for their service as directors. We expect that any independent directors that might be named in the future will receive customary fees for their service as directors. No directors received any such compensation in 2007.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        All of Duane Reade Inc.'s issued and outstanding common stock is held by Duane Reade Holdings, Inc. whose principal address is 201 Main Street, Fort Worth, Texas 76102, and is beneficially owned by Oak Hill Capital Partners, L.P., whose principal address is 201 Main Street, Fort Worth, Texas 76102.

        The table below sets forth, as at March 11, 2008, certain information regarding the beneficial ownership of the common stock of Duane Reade Holdings, Inc., by:

  •
  each of our current directors and executive officers individually;

  •
  each person who is known to be the beneficial owner of more than 5% of any class or series of capital stock; and

  •
  all directors and executive officers as a group

        For purposes of this table, a person is deemed to have "beneficial ownership" of any shares that the person has the right to acquire within 60 days after the date of this report. For purposes of calculating the percentage of outstanding shares held by each person named below, any shares that a person has the right to acquire within 60 days after the date of this report are deemed to be outstanding, but not for the purposes of calculating the percentage ownership of any other person. An asterisk in the percent of class column indicates beneficial ownership of less than 1%.

Shares of Common Stock Beneficially Owned

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Outstanding Shares
Duane Reade Shareholders, LLC(1)	2,584,977	100.0%
OHCP DR Co-Investors 2007 LLC(2)	384,174	12.9
Richard W. Dreiling(3)	48,519	1.8
Michelle D. Bergman(4)	11,765	*
David W. D'Arezzo(5)	12,330	*
John K. Henry(6)	21,894	*
Charles W. Newsom(7)	12,330	*
Jerry M. Ray(8)	13,244	*
Vincent A. Scarfone(9)	7,250	*
Michael S. Green	—	*
John P. Malfettone	—	*
Andrew J. Nathanson	—	*
Denis J. Nayden	—	*
Tyler J. Wolfram	—	*
All Officers & Directors (12 persons)	127,332	4.7%

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

    (3)
    Mr. Dreiling owns exercisable options to acquire 48,519 shares and unexercisable options to acquire 112,844 shares of common stock of Duane Reade Holdings, Inc., representing, in the aggregate, 4.7% of the common stock of Duane Reade Holdings, Inc. (on a fully diluted basis). On January 18, 2008, in connection with Mr. Dreiling's resignation, 112,844 unvested stock options (representing a combination of service-based and performance-based options) expired unexercised. The remaining 48,519 shares, which had vested during his period of employment with us, will expire on April 17, 2008, if they are not previously exercised.

    (4)
    Ms. Bergman owns exercisable options to acquire 11,765 shares and unexercisable options to acquire 18,235 shares of the common stock of Duane Reade Holdings, Inc., representing, in the aggregate, less than 1% of Duane Reade Holdings, Inc. common stock.

    (5)
    Mr. D'Arezzo owns exercisable options to acquire 12,330 shares and unexercisable options to acquire 23,670 shares of the common stock of Duane Reade Holdings, Inc., representing, in the aggregate, 1% of Duane Reade Holdings, Inc. common stock.

    (6)
    Mr. Henry owns exercisable options to acquire 21,894 shares and unexercisable options to acquire 20,106 shares of common stock of Duane Reade Holdings, Inc., representing, in the aggregate, approximately 1.2% of Duane Reade Holdings, Inc. common stock.

    (7)
    Mr. Newsom owns exercisable options to acquire 12,330 shares and unexercisable options to acquire 23,670 shares of the common stock of Duane Reade Holdings, Inc., representing, in the aggregate, 1% of Duane Reade Holdings, Inc. common stock.

    (8)
    Mr. Ray owns exercisable options to acquire 13,244 shares and unexercisable options to acquire 16,756 shares of the common stock of Duane Reade Holdings, Inc., representing, in the aggregate, less than 1% of Duane Reade Holdings, Inc. common stock.

    (9)
    Mr. Scarfone owns exercisable options to acquire 7,250 shares and unexercisable options to acquire 20,750 shares of the common stock of Duane Reade Holdings, Inc., representing, in the aggregate, less than 1% of Duane Reade Holdings, Inc. common stock.

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

        The following table presents information as at December 29, 2007:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a)
Equity compensation plans approved by security holders	—	$0.00	—
Equity compensation plans not approved by security holders	454,905	$100.00	120,988

Total	454,905	$100.00	120,988

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationship with Oak Hill

        Oak Hill Capital Partners, L.P. and certain related entities beneficially own 100.0% of our common equity. One Managing Director of Oak Hill (Mr. Nayden) and three Partners of Oak Hill (Mr. Wolfram, Mr. Green and Mr. Malfettone) serve as our directors. Those individuals all serve as directors of Duane Reade Inc. as well. We entered into the following agreements with affiliates of Oak Hill:

        Issuance of Preferred Stock and Common Stock Warrants—On March 27, 2007, certain affiliates of Oak Hill Capital Partners L.P. made an equity commitment of $39.4 million in the form of preferred stock and warrants to acquire (on a fully diluted basis) approximately 11% of our common stock at an exercise price of $75.00 per share. The proceeds from this capital infusion are to be used, in part, to acquire up to eight store leases from the Gristedes supermarket chain and to fund new store openings and other capital expenditures. Any funds received in respect of this commitment in excess of funds needed for the acquisition will be used to fund our normal capital spending, fund new store openings or reduce our outstanding debt. The first portion of this equity commitment of $13.0 million was funded on March 27, 2007. The balance of the $39.4 million commitment, in which certain members of senior management have also elected to participate, was funded on June 28, 2007. The preferred stock has a 12 year mandatory redemption date from the issuance date and provides for an annual cash dividend of 10% payable quarterly subject to being declared by the Board of Directors. To the extent the dividends are not paid in cash, the dividends will cumulate on a quarterly basis to the extent not paid quarterly. Currently we would not be permitted under the agreements governing its indebtedness to pay such dividends in cash. Each of the 525,334 shares of Series A preferred stock is immediately redeemable without penalty, at our option prior to the maturity dates, at a liquidation preference of $75.00 per share plus any accrued but unpaid dividends as of the redemption date. We have the right, at our option, as of immediately prior to an initial public offering, to require holders of the preferred stock to convert all (but not less than all) of such shares into a number of shares of our common stock equal to the liquidation preference for such shares of preferred stock, divided by the price per share of our common stock set forth in the final prospectus to be used in connection with the IPO.

Management Services Agreement

        Under a management services agreement between Oak Hill Capital Management, Inc. (an affiliate of Oak Hill Capital Partners, L.P.) and Duane Reade Acquisition, Oak Hill Capital Management, Inc. received a fee of $8.0 million at the closing of the Acquisition, and Oak Hill Capital Management, Inc. agreed to provide financial advisory and management services to us as Duane Reade Inc.'s Board of Directors may reasonably request following the Acquisition. In consideration of these services, Oak Hill Capital Management, Inc. will receive an annual fee of $1.25 million, payable quarterly.

Tax Sharing Agreement

        Duane Reade Holdings, Inc. is the common parent of an affiliated group of corporations that includes Duane Reade Inc. and its subsidiaries. Duane Reade Holdings, Inc. elected to file consolidated federal income tax returns on behalf of the group. Accordingly, Duane Reade Holdings, Inc., Duane Reade Inc. and its subsidiaries entered into a tax sharing agreement, under which Duane Reade Inc. and its subsidiaries will make payments to Duane Reade Holdings, Inc. These payments will not be in excess of Duane Reade Inc.'s and its subsidiaries' tax liabilities, if these tax liabilities had been computed on a stand-alone basis.

Service Agreement

        We are party to a service agreement with EXLService Holdings, Inc. ("EXL"), an entity that is partially owned by Oak Hill Capital Management, Inc. (an affiliate of Oak Hill Capital Partners, L.P.). EXL is engaged by us to perform internal control testing. Our agreement with EXL is terminable by either party. Our payments to EXL totaled approximately $0.6 million, $0.4 million and $0.2 million in 2007, 2006 and 2005, respectively.

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

Management Members' Equity Participation

        Members of our management own options to acquire shares representing in the aggregate approximately 13.2% of the outstanding common stock of Duane Reade Holdings, Inc. on a fully diluted basis. Certain senior vice presidents own phantom stock representing in the aggregate approximately 0.7% of the outstanding common equity of our Company on a fully diluted basis.

Agreements Relating to Duane Reade Holdings, Inc.

        The following agreements, each containing customary terms, were entered into with respect to the equity and governance arrangements for Duane Reade Holdings, Inc.:

Stockholders and Registration Rights Agreement

        A stockholders and registration rights agreement was entered into among certain members of management and Duane Reade Shareholders. The stockholders and registration rights agreement contains, among other things, certain restrictions on the ability of the parties thereto to freely transfer the securities of Duane Reade Holdings, Inc. held by such parties. In addition, the stockholders and registration rights agreement provides that the holders of a majority of the membership interests in Duane Reade Shareholders may, under certain circumstances, compel a sale of all or a portion of the equity in Duane Reade Holdings, Inc. to a third party (commonly known as drag-along rights) and, alternatively, that stockholders of Duane Reade Holdings, Inc. may participate in certain sales of stock by holders of a majority of the common stock of Duane Reade Holdings, Inc. to third parties (commonly known as tag-along rights). The stockholders and registration rights agreement also contains certain corporate governance provisions regarding the nomination of directors and officers of Duane Reade Holdings, Inc. by the parties thereto. The stockholders and registration rights agreement also provides that Duane Reade Shareholders will have the ability to cause Duane Reade Holdings, Inc. to register common equity securities of Duane Reade Holdings, Inc. under the Securities Act, and provide for procedures by which certain of the equity holders of Duane Reade Holdings, Inc. and Duane Reade Shareholders may participate in such registrations.

Preemptive Rights Agreement

        A preemptive rights agreement was entered into among certain Oak Hill entities, Duane Reade Shareholders, Duane Reade Holdings, Inc., Duane Reade Inc. and Messrs. Cuti, Henry and Ray and certain former officers. The preemptive rights agreement contains, among other things, certain preemptive rights for management, providing that certain equity securities issued by Duane Reade Shareholders or any of its subsidiaries to the members of Duane Reade Shareholders (other than Mr. Cuti) must dilute the interests of all of the parties to the preemptive rights agreement on a proportionate basis. In connection with any such issuance of equity securities, each of Messrs. Cuti, Henry and Ray and the former officers have the right to purchase from the issuing entity a percentage of equity securities being issued equal to their percentage interest (including phantom stock interest) in Duane Reade Holdings, Inc. as of such time (and, in the case of Mr. Cuti, taking into account his interest in Duane Reade Shareholders as of such time). To the extent any such members of management no longer maintain equity interests in Duane Reade Shareholders or any of its subsidiaries, they will cease to be beneficiaries of the preemptive rights agreement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following is a summary of fees recorded by us in fiscal years 2007 and 2006 for professional services rendered by our Independent Registered Public Accounting Firm, KPMG LLP.

Audit Fees

        Our Independent Registered Public Accounting Firm, KPMG LLP, billed us an aggregate of $1,131,000 and $1,290,000 in fees for professional services rendered in connection with the audits of our financial statements for the fiscal years ended December 29, 2007 and December 30, 2006, respectively, and reviews of the financial statements included in our quarterly reports on Form 10-Q during such fiscal years, as well as professional services provided in both years in connection with our debt offerings and related SEC filings. A portion of the audit fees billed in fiscal 2007 are attributable to the two completed Audit Committee investigations, as detailed in Note 2 to the consolidated financial statements included in this report.

Audit Related Fees

        Our Independent Registered Public Accounting Firm, KPMG LLP, billed us an aggregate of $44,900 and $41,000 in fees for the fiscal years ended December 29, 2007 and December 30, 2006. In both years, these fees were primarily incurred for the annual audit of our 401k benefit plan.

Tax Fees

        Our Independent Registered Public Accounting Firm, KPMG LLP, did not bill us for any fees related to tax compliance, tax advice and tax planning during the last two fiscal years.

All Other Fees

        Our Independent Registered Public Accounting Firm, KPMG LLP, did not bill us any other additional fees that are not disclosed under "Audit Fees," "Audit Related Fees" or "Tax Fees" for the last two fiscal years.

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

PART IV

        All of the services performed in connection with the fees detailed above were approved by the Audit Committee.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

  (a)
  The following documents are filed as a part of this report:

  (i)
  Financial Statements (see Part II—Item 8. Financial Statements and Supplementary Data)

  (ii)
  Exhibits:

        For purposes of this list, "Company" refers to Duane Reade Holdings, Inc.

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
3.1(i)
Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 2004 (the "3rd quarter 2004 10-Q")).
3.1(ii)
Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1(ii) to the S-4 Registration Statement No. 333-120803 with respect to the Company's 9 3/4% Senior Subordinated Notes due 2011 (the "Senior Subordinated Notes") (the "Senior Subordinated Notes S-4")).
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
3.4(i)
Certificate of Incorporation of Duane Reade International, Inc. (incorporated by reference to Exhibit 3.4(i) to the Company's Annual Report on Form 10-K for the year ended December 25, 1999 (the "1999 10-K")).
3.4(ii)	By-laws of Duane Reade International, Inc. (incorporated by reference to Exhibit 3.4(ii) to the 1999 10-K).
3.5(i)	Certificate of Incorporation of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(i) to the 1999 10-K).

3.5(ii)	By-laws of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(ii) to the 1999 10-K).
3.6(i)
Amended and Restated Certificate of Incorporation of Duane Reade Holdings, Inc. (incorporated by reference to Exhibit 3.1(i) to the Company's and Duane Reade's S-4 Registration Statement No. 333-122206 with respect to the Company's and Duane Reade's Senior Secured Floating Rate Notes due 2010 (the "Floating Rate Notes") (the "Floating Rate Notes S-4")).
3.6(ii)
Certificate of Amendment of the Certificate of Incorporation of Duane Reade Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated November 23, 2005).
3.6(iii)	By-laws of Duane Reade Holdings, Inc. (incorporated by reference to Exhibit 3.1(ii) to the Floating Rate Notes S-4).
3.6(iv)
Certificate of Amendment of the Certificate of Incorporation of Duane Reade Holdings, Inc., dated March 27, 2007 (incorporated by reference to Exhibit 5.03 of the Company's Form 8-K dated April 4, 2007).
3.7(i)
Certificate of Designations, Powers, Preferences and Rights of Series A Redeemable Preferred Stock of Duane Reade Holdings, Inc., dated as of March 27, 2007 (incorporated by reference to Exhibit 1.01(c) of the Company's Form 8-K dated April 4, 2007).
3.7(ii)
Certificate of Corrections of the Certificate of Designations, Powers, Preferences and Rights of Series A Redeemable Preferred Stock of Duane Reade Holdings, Inc., dated as of April 16, 2007 (incorporated by reference to Exhibit 3.7(ii) of Duane Reade Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 30, 2006).
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
4.3
Registration Rights Agreement (relating to the initial follow-on Senior Secured Floating Rate Notes due 2010), dated as of August 9, 2005, among the Company, Duane Reade, Duane Reade Holdings, Inc., DRI I Inc., Duane Reade International, Inc., Duane Reade Realty, Inc. and the initial purchaser party thereto (incorporated by reference to Exhibit 4.2 of the Company's and Duane Reade's S-4 Registration Statement No. 333-130476).
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
4.17
Fourth Amendment to Credit Agreement dated July 21, 2003, among the Company, Duane Reade, Duane Reade Inc., Duane Reade Holdings, Inc., DRI I Inc., Duane Reade International, Inc., Duane Reade Realty, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended September 29, 2007).
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
10.12
Amendment No. 2 to the Merger Agreement, dated as of June 13, 2004, by and among Duane Reade Shareholders, LLC, Duane Reade Acquisition Corp. and Duane Reade Inc. (incorporated by reference to Exhibit 2.2 of Duane Reade Inc.'s Form 8-K dated June 14, 2004).
10.13
Amendment No. 3 to the Merger Agreement, dated as of June 18, 2004, by and among Duane Reade Shareholders, LLC, Duane Reade Acquisition Corp. and Duane Reade Inc. (incorporated by reference to Exhibit 2.1 of Duane Reade Inc.'s Form 8-K dated June 21, 2004).
10.14
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
10.15
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
10.16
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
10.18
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
10.20
Preferability Letter, dated as of May 13, 2002, issued by PricewaterhouseCoopers LLP, with respect to the Company's change in accounting method of inventory valuation (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 2002).
10.21
Agreement, dated April 1, 2006, between Duane Reade Inc. and Local 338 (incorporated by reference to Exhibit 10.23 to the Quarterly Report on Form 10-Q of Duane Reade Holdings, Inc. for the period ended April 1, 2006).
10.22
Agreement, dated April 1, 2006, between Duane Reade Inc. and Local 340A New York Joint Board, UNITE HERE (incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q of Duane Reade Holdings, Inc. for the period ended April 1, 2006).
10.23
Preemptive Rights Agreement, dated as of July 30, 2004, by and among the Company, Duane Reade Holdings, Inc., Duane Reade Shareholders, LLC, Anthony J. Cuti, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P., OHCP DR Co-Investors, LLC and the management stockholders listed therein (incorporated by reference to Exhibit 10.27 to the Floating Rate Notes S-4).
10.24	Form of Nonqualified Stock Option Agreement pursuant to the Duane Reade Holdings 2004 Management Stock Option Plan (incorporated by reference to Exhibit 10.28 to the Senior Secured Notes S-4).
10.25
Nonqualified Stock Option Agreement, dated as of July 30, 2004, by and between Duane Reade Holdings, Inc. and Anthony J. Cuti (incorporated by reference to Exhibit 10.29 to the Senior Secured Notes S-4).
10.26
Employment Agreement, dated as of November 21, 2005, between the Company and Richard W. Dreiling (incorporated by reference to Exhibit 10.21 to the registrant's current report on Form 8-K, filed on November 23, 2005).
10.27
Nonqualified Stock Option Agreement, dated as of November 21, 2005, between Duane Reade Holdings, Inc. and Richard W. Dreiling (incorporated by reference to Exhibit 10.2 to the registrant's current report on Form 8-K, filed on November 23, 2005).
10.28
Purchase Agreement, dated as of August 4, 2005, among Duane Reade Holdings, Inc., Duane Reade, the Guarantors named therein and Banc of America Securities LLC (incorporated by reference to Exhibit 10.29 of the Quarterly Report on Form 10-Q of Duane Reade Holdings, Inc. for the period ended September 24, 2005).
10.29
Letter Agreement, dated January 31, 2006, between Charles Newsom and the Company (incorporated by reference to Exhibit 10.32 of the Annual Report on Form 10-K of Duane Reade Holdings, Inc. for the fiscal year ended December 31, 2005 (the "2005 10-K")).
10.30	Letter Agreement, dated March 1, 2006 between David W. D'Arezzo and the Company (incorporated by reference to Exhibit 10.33 of the 2005 10-K).

10.31
Third Amendment to Credit Agreement, dated as of July 7, 2006, among Duane Reade, Duane Reade Inc., DRI I Inc., Duane Reade International, Inc., Duane Reade Realty, Inc., Duane Reade Holdings, Inc. Bank of America, as Issuing Agent and Administrative Agent, Fleet Retail Group, LLC, as Collateral Agent, Wachovia Bank National Association, as Documentation Agent, General Electric Capital Corporation, as Syndication Agent and Wells Fargo Finance, LLC, as Syndication Agent and Co-Lead Arranger (incorporated by reference to Exhibit 10.34 of the Quarterly Report on Form 10-Q of Duane Reade Holdings, Inc. for the period ended July 1, 2006).
10.32
Employment Letter, dated August 29, 2006, between Vincent A. Scarfone and the Company (incorporated by reference to Exhibit 10.35 of the Quarterly Report on Form 10-Q of Duane Reade Holdings, Inc. for the period ended September 30, 2006).
10.33
Purchase Agreement, dated March 27, 2007, between Duane Reade Holdings, Inc. and OHCP DR Co-Investors 2007, LLC (incorporated by reference to Exhibit 1.01(a) of the Company's Form 8-K dated April 4, 2007).
10.34	Warrant to Purchase Shares of Common Stock of Duane Reade Holdings, Inc., dated March 27, 2007 (incorporated by reference to Exhibit 1.01(b) of the Company's Form 8-K dated April 4, 2007).
10.35
Employment Letter, dated August 29, 2006 and effective December 13, 2005, between Michelle D. Bergman and the Company (incorporated by reference to Exhibit 10.37 of Duane Reade Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 30, 2006).
14.1*	Code of Ethics.
14.2*	Code of Ethics for Senior Financial Officers.
18.1*	Preferability letter from KPMG LLP regarding change in accounting for store occupancy costs.
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the 1999 10-K).
31.1*	Sarbanes-Oxley Section 302 Certification of the Company's Chief Executive Officer ("CEO").
31.2*	Sarbanes-Oxley Section 302 Certification of the Company's Chief Financial Officer ("CFO").
32**	Sarbanes-Oxley Section 906 Certifications of the Company's CEO and CFO.

*
Filed herewith

**
Furnished herewith

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Duane Reade Holdings, Inc.:

        Under date of March 31, 2008, we reported on the consolidated balance sheets of Duane Reade Holdings, Inc. and subsidiaries (the "Company") as of December 29, 2007 and December 30, 2006 and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 29, 2007 which are included in the annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, in 2007, the Company changed its classification of store occupancy costs from cost of sales to selling, general, and administrative expenses for all periods presented. Also as discussed in Note 1 to the Consolidated Financial Statements, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" as of December 31, 2006.

        As further discussed in Note 1 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payments" as of January 1, 2006. As further discussed in Note 1, the Company adopted Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," as of December 30, 2006.

/s/ KPMG LLP
New York, New York
March 31, 2008

Schedule II—Valuation & Qualifying Accounts

Year	Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
2005	Accounts Receivable	$4.0	$4.2	—	$4.2	$4.0
2006	Accounts Receivable	$4.0	$2.0	—	$4.0	$2.0
2007	Accounts Receivable	$2.0	$(0.2)	—	$—	$1.8

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

Dated: March 31, 2008

DUANE READE HOLDINGS, INC. (Registrant)
By:	/s/ JOHN K. HENRY John K. Henry Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 31, 2008:

Name	Title

/s/ DAVID W. D'AREZZO David W. D'Arezzo	Interim Chief Executive Officer, Senior Vice President and Chief Marketing Officer (Principal Executive Officer)

/s/ JOHN K. HENRY John K. Henry	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)
/s/ MICHAEL S. GREEN Michael S. Green	Director
/s/ JOHN P. MALFETTONE John P. Malfettone	Director
/s/ ANDREW J. NATHANSON Andrew J. Nathanson	Director
/s/ DENIS J. NAYDEN Denis J. Nayden	Director
/s/ TYLER J. WOLFRAM Tyler J. Wolfram	Director

QuickLinks

INDEX
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS
  ITEM 1A. Risk Factors
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
DUANE READE HOLDINGS, INC AUDITED FINANCIAL STATEMENTS Index
Report of Independent Registered Public Accounting Firm
DUANE READE HOLDINGS, INC. Consolidated Statements of Operations (In thousands)
DUANE READE HOLDINGS, INC. Consolidated Balance Sheets (Dollars in thousands)
DUANE READE HOLDINGS, INC. Consolidated Statements of Cash Flows (In thousands)
DUANE READE HOLDINGS, INC. Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss) (Dollars in thousands)
DUANE READE HOLDINGS, INC Notes to Consolidated Financial Statements
DUANE READE HOLDINGS, INC. Condensed Consolidating Statement of Operations For the fiscal year ended December 29, 2007 (in thousands)
DUANE READE HOLDINGS, INC. Condensed Consolidating Statement of Operations For the fiscal year ended December 30, 2006 (in thousands)
DUANE READE HOLDINGS, INC. Condensed Consolidating Statement of Operations For the fiscal year ended December 31, 2005 (in thousands)
DUANE READE HOLDINGS, INC. Condensed Consolidating Balance Sheet As of December 29, 2007 (in thousands)
DUANE READE HOLDINGS, INC. Condensed Consolidating Balance Sheet As of December 30, 2006 (in thousands)
DUANE READE HOLDINGS, INC. Condensed Consolidating Statement of Cash Flows For the fiscal year ended December 29, 2007 (in thousands)
DUANE READE HOLDINGS, INC. Condensed Consolidating Statement of Cash Flows For the fiscal year ended December 30, 2006 (in thousands)
DUANE READE HOLDINGS, INC. Condensed Consolidating Statement of Cash Flows For the fiscal year ended December 31, 2005 (in thousands)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION AND RELATED MATTERS—COMPENSATION DISCUSSION AND ANALYSIS
COMPENSATION DISCUSSION AND ANALYSIS
SUMMARY COMPENSATION TABLE FOR FISCAL YEAR 2007
GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2007
OUTSTANDING EQUITY AWARDS AT END OF FISCAL YEAR 2007
OPTION EXERCISES AND STOCK AWARDS VESTED IN 2007
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
COMPENSATION OF DIRECTORS
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Shares of Common Stock Beneficially Owned
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
Report of Independent Registered Public Accounting Firm
Schedule II—Valuation & Qualifying Accounts
SIGNATURES