Form 10-Q
period 2008-03-29
DUANE READE HOLDINGS INC
filed 2008-05-12
CIK 1279172

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 29, 2008

Commission file number 001-13843

DUANE READE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	05-0599589 (IRS Employer ID Number)
440 Ninth Avenue New York, New York (Address of principal executive offices)	10001 (Zip Code)

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

        As of May 5, 2008, there were 2,595,077 shares of common stock issued and outstanding. All but 100 shares of the common stock of the registrant are held by its parent.

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

  •
  our significant indebtedness;

  •
  the continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit management companies and other third party payers to reduce prescription reimbursement rates and pricing pressure from internet- based and mail-order-based providers;

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

  •
  liability and other claims asserted against us, including the items discussed in Note 11 to the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report;

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

  •
  the effects of economic conditions on our customers and the markets we serve, particularly the difficulties in the financial services industry and the general economic downturn that began in the latter half of 2007 and continues through 2008, which may lead to a recession;

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Duane Reade Holdings, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands)

	13 Weeks Ended March 29, 2008	13 Weeks Ended March 31, 2007
Net sales	$427,137	$414,388
Cost of sales (exclusive of depreciation and amortization shown separately below)	294,445	292,588

Gross profit	132,692	121,800
Selling, general and administrative expenses	117,954	113,535
Depreciation and amortization	17,919	18,037
Store pre-opening expenses	47	150
Other expenses	899	5,018

Operating loss	(4,127)	(14,940)
Interest expense, net	15,906	14,435

Loss before income taxes	(20,033)	(29,375)
Income tax expense	960	1,160

Net loss	$(20,993)	$(30,535)

The accompanying notes are an integral part of these financial statements.

Duane Reade Holdings, Inc.

Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	March 29, 2008	December 29, 2007
ASSETS
Current Assets
Cash	$1,400	$1,380
Receivables, net	53,064	55,707
Inventories	213,977	211,678
Prepaid expenses and other current assets	13,488	13,205

Total Current Assets	281,929	281,970
Property and equipment, net	192,930	195,740
Goodwill	70,099	70,099
Other assets, net	187,260	194,680

Total Assets	$732,218	$742,489

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$73,539	$75,769
Accrued interest	4,101	9,158
Accrued expenses	47,056	43,086
Current portion of debt	150,686	141,352
Current portion of capital lease obligations	4,114	3,994

Total Current Liabilities	279,496	273,359

Long-term debt	405,032	405,032
Capital lease obligations, less current portion	4,403	5,475
Deferred income taxes	27,734	27,423
Redeemable preferred stock	32,992	31,786
Other non-current liabilities	76,929	72,737

Total Liabilities	$826,586	$815,812

Commitments and contingencies
Stockholders' deficit
Preferred stock, $0.01 par; authorized 50,000 shares; issued and outstanding: zero shares at March 29, 2008 and December 29, 2007	—	—
Common stock, $0.01 par; authorized 4,205,600 shares at March 29, 2008 and December 29, 2007; issued and outstanding: 2,595,077 shares at March 29, 2008 and December 29, 2007	26	26
Paid-in capital	251,880	251,716
Accumulated other comprehensive income (loss)	(212)	4
Accumulated deficit	(346,062)	(325,069)

Total Stockholders' Deficit	(94,368)	(73,323)

Total Liabilities and Stockholders' Deficit	$732,218	$742,489

The accompanying notes are an integral part of these financial statements.

Duane Reade Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	13 Weeks Ended March 29, 2008	13 Weeks Ended March 31, 2007
Cash flows used in operating activities:
Net loss	$(20,993)	$(30,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,831	18,950
Deferred income taxes	904	1,107
Non-cash rent expense	2,721	3,516
Other non-cash expense	2,745	531
Change in operating assets and liabilities:
Receivables	2,643	3,216
Prepaid expenses and other current assets	(283)	(1,034)
Inventories	(2,299)	(1,166)
Accounts payable	(2,230)	2,842
Accrued expenses	(1,849)	(6,701)
Other assets and liabilities, net	(266)	2,245

NET CASH USED IN OPERATING ACTIVITIES	(76)	(7,029)

Cash flows used in investing activities:
Capital expenditures	(7,236)	(6,949)
Lease acquisition, customer file and other costs	(1,705)	(3,390)
Proceeds from sale of assets	525	—

NET CASH USED IN INVESTING ACTIVITIES	(8,416)	(10,339)

Cash flows from financing activities:
Borrowings from revolving credit facility	508,369	498,423
Repayments of revolving credit facility	(499,033)	(494,341)
Capital contributions	130	1,362
Issuance of preferred stock	—	12,750
Deferred financing costs	—	(5)
Repayments of capital lease obligations	(954)	(857)

NET CASH PROVIDED BY FINANCING	8,512	17,332

Net change in cash	20	(36)
Cash at beginning of period	1,380	1,395

Cash at end of period	$1,400	$1,359

The accompanying notes are an integral part of these financial statements.

Duane Reade Holdings, Inc.

Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands)

	For the 13 Weeks Ended
	March 29, 2008	March 31, 2007
Net loss	$(20,993)	$(30,535)
Change in fair value of interest rate collar	(216)	(127)

Total Other Comprehensive Loss	(216)	(127)

Total Comprehensive Loss	$(21,209)	$(30,662)

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

        The Company, along with certain of its subsidiaries, is a guarantor of the debt obligations of Duane Reade Inc. and Duane Reade, the New York general partnership that holds the operating assets and liabilities ("Duane Reade GP"). The Company has no assets or operations other than its investment in its subsidiaries. The guarantees provided by the Company and its other subsidiaries under the debt obligations of Duane Reade Inc. and Duane Reade GP (described in more detail in Note 6) are full and unconditional, joint and several.

        The Unaudited Consolidated Interim Financial Statements included herein reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of operations, financial position, cash flows and comprehensive loss of the Company, and have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company's Annual Consolidated Financial Statements for the year ended December 29, 2007. These Unaudited Consolidated Interim Financial Statements should be read in conjunction with the Company's Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 29, 2007. The Unaudited Consolidated Interim Financial Statements include the assets and operations of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The results for the interim periods presented are not necessarily indicative of the results expected for the full year.

        Accounting change:    During the fourth quarter of 2007, the Company changed its method of accounting for the store occupancy costs reflected on its statements of operations. The change resulted in a reclassification of the store occupancy costs previously included within cost of sales to selling, general and administrative expenses. The Company believes this change in accounting more closely aligns these store occupancy cost components to the nature of expenses included in its financial statement captions, and will improve the comparability of its financial statement presentation with industry peers. For the thirteen weeks ended March 29, 2008 and March 31, 2007, the change in accounting resulted in a decrease to cost of sales of $41.4 million and $40.8 million, respectively, with a corresponding increase to gross profit and selling, general and administrative expenses for each of the affected periods. This accounting change had no effect on the operating loss for either of the periods presented.

2.    Recently Issued Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is applicable for the Company as of December 30, 2007, the first day of fiscal 2008. The FASB issued FASB Staff Position FAS 157-b,

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

2.    Recently Issued Accounting Pronouncements (Continued)

"Effective Date of FASB Statement No. 157," which deferred the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities until fiscal 2009. The Company has adopted SFAS No. 157 to account for its financial assets and liabilities and such adoption did not have a material effect on its consolidated financial statements. The FASB Staff Position SFAS No. 157-b defers the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities until fiscal 2009 but the Company does not currently expect its adoption to have a material effect on the Company's consolidated financial statements.

        In March 2008, the FASB issued FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities." The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008. The adoption of SFAS No. 161 is not currently expected to have a material effect on the Company's consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51." SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not currently expected to have a material effect on the Company's consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115." This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is applicable for the Company as of December 30, 2007, the first day of fiscal 2008. The adoption of SFAS No. 159 did not have a material impact on the Company's consolidated financial statements.

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

3.    Stock-Based Payment

        In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." This statement established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Effective January 1, 2006, the Company adopted the fair value

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

3.    Stock-Based Payment (Continued)

recognition provisions of SFAS No. 123(R), using the "modified" prospective transition method. Under that transition method, compensation expense recognized for the thirteen weeks ended March 29, 2008 and March 31, 2007 reflects the vested portion of share-based payments granted on or after January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company has elected to recognize compensation expense on a straight-line basis over the vesting period of the respective options. During the thirteen weeks ended March 29, 2008 and March 31, 2007, the Company recorded pre-tax compensation expense of approximately $33.3 thousand and $514.3 thousand, respectively, attributable to the vested portion of stock options granted after the adoption date.

Management Stock Option Plan

        The Company's Board of Directors adopted the Duane Reade Holdings, Inc. Management Stock Option Plan, referred to in this report as the "2004 Option Plan," which became effective on the date the Acquisition was completed. The 2004 Option Plan is administered by the compensation committee of the Board of Directors. Any officer, employee, director or consultant of Duane Reade Holdings or any of its subsidiaries or affiliates is eligible to be designated a participant under the 2004 Option Plan. On March 27, 2007, the Company amended the 2004 Option Plan so that a maximum of 575,893 shares of its common stock may be granted under the 2004 Option Plan.

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

        There were no options granted during the thirteen weeks ended March 29, 2008.

        During the thirteen weeks ended March 31, 2007, there were 168,600 options granted. The weighted-average grant-date fair value of the options granted during the thirteen weeks ended March 31, 2007 was $5.59.

        There were no stock options exercised during the first thirteen weeks of either 2008 or 2007.

        For option grants on or after December 31, 2006, the Company estimated the fair value of such grants using a lattice-based option valuation model. Prior to December 31, 2006, the Company estimated the fair value of share-based payment awards using the Black-Scholes option pricing model. The Company believes the lattice-based option valuation model is a more accurate model for valuing employee stock options since it best models the terms of its options.

        The fair value of each option grant during the thirteen weeks ended March 31, 2007 was estimated on the date of grant using the lattice-pricing model with the following assumptions:

  •
  Expected dividend yield: 0%—The Company has historically not paid any dividends, nor does it currently expect to pay dividends in the foreseeable future.

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

3.    Stock-Based Payment (Continued)

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

        As of March 29, 2008, there was $0.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock-based compensation plan. That cost is expected to be recognized on a straight-line basis over a weighted-average period of approximately three years.

        As of March 29, 2008, a total of 233,832 shares of common stock of the Company were reserved for the issuance of additional stock options. The Company expects to satisfy the exercise of stock options utilizing newly-issued shares.

4.    Inventory and Cost of Sales

        At March 29, 2008 and December 29, 2007, inventories, consisting solely of finished goods, would have been lower by $0.8 million and $1.6 million, respectively, if they had been valued on a lower of first-in, first-out ("FIFO") cost or market basis instead of a last-in, first-out ("LIFO") basis. Included within cost of sales are all warehouse expenses and distribution costs, except for depreciation and amortization expense which is shown separately on the consolidated statement of operations. The Company reflects promotional allowances from vendors as a reduction of inventory or advertising expense, depending on the nature of the allowance, when such inventory is sold or advertising or promotions have been completed and the related allowances have been earned.

5.    Exit and Disposal Activities

        In connection with the July 30, 2004 acquisition of Duane Reade Inc. and in accordance with the provisions of Emerging Issues Task Force Issue No. 95-3, "Recognition of Liabilities in Connection with Purchase Business Combinations," the Company established a reserve of $17.0 million for costs anticipated to be incurred as a result of the planned closing of 11 of its stores. These costs primarily relate to rent, utilities and other on-going occupancy-related expenses. At March 29, 2008, all of the planned closings had occurred, and the Company has recorded a cumulative net total of $13.2 million of primarily occupancy-related costs against this reserve resulting in the reserve balance of $3.8 million at March 29, 2008. The balance of this reserve is expected to be utilized primarily for occupancy-related costs in these closed stores.

        In the normal course of its business, the Company closes underperforming locations. In accordance with the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the Company establishes reserves for costs anticipated to be incurred in connection with such store closings. At March 29, 2008, the balance of this reserve was $3.0 million. This balance will also be used primarily for occupancy-related costs in these stores.

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

6.    Debt

        Debt is summarized as follows (dollars in thousands):

Description of Instrument	March 29, 2008	December 29, 2007
Current debt:
Asset-based revolving loan facility(1)	$150,686	$141,352
Non-current Debt:
Senior secured floating rate notes due 2010	$210,000	$210,000
9.75% Senior subordinated notes due 2011	195,000	195,000
2.1478% Senior convertible notes due 2022	32	32

Total Non-current debt	$405,032	$405,032

Total Debt	$555,718	$546,384

(1)
Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt and the Company does not meet the criteria of SFAS No. 6, "Classification of Short-Term Obligations Expected to be Refinanced—An Amendment of ARB No. 43, Chapter 3A," to classify the debt as long-term, however, this is not an indication that this credit facility is expected to be retired within the next year. The Company intends to continue to use this facility for its working capital needs through the date of its maturity in July 2011.

Asset-Based Revolving Loan Facility

        On July 22, 2004, in connection with the Acquisition, the asset-based revolving loan facility was amended to increase the borrowing capacity to an aggregate principal amount of $250.0 million, subject to an adjusted borrowing base calculation based upon specified advance rates against the value of inventory, pharmacy prescription files and certain accounts receivable. The original maturity date of the amended asset-based revolving loan facility was July 21, 2008. In August 2005, in conjunction with the issuance of $50.0 million aggregate principal amount of senior secured floating rate notes due 2010, the Company permanently reduced the maximum availability under the amended asset-based revolving loan facility by $25.0 million to $225.0 million. On July 7, 2006, the Company entered into a further amendment to the amended asset-based revolving loan facility to extend its maturity from July 21, 2008 to July 21, 2011, subject to the requirement that the Company refinance or restructure the $210.0 million aggregate principal amount of the senior secured floating rate notes due 2010 and the $195.0 million aggregate principal amount of the 9.75% senior subordinated notes due 2011, in each case, on terms reasonably acceptable to the administrative agent and at least 120 days prior to each's respective scheduled maturity date. The Company fully intends to refinance or restructure the outstanding principal amounts of its senior secured floating rate notes and senior subordinated notes within the required timeframe, in accordance with the requirements of the third amendment.

        On September 28, 2007, the asset-based revolving loan facility was amended to exclude from the definition of Capital Expenditures any expenditure made with the proceeds of any equity securities issued or capital contributions received by the Company, such as the proceeds of the redeemable preferred stock issued in 2007.

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

6.    Debt (Continued)

        The amended asset-based revolving loan facility includes a $50.0 million sub-limit for the issuance of letters of credit. Obligations under the revolving loan facility are collateralized by a first priority interest in inventory, receivables, pharmacy prescription files, deposit accounts and certain other current assets. Under the amended asset-based revolving loan facility, Duane Reade GP is the sole obligor. However, the amended asset-based revolving loan facility is guaranteed on a full and unconditional basis by the Company, Duane Reade Inc. and each of the Company's other domestic subsidiaries other than the obligor.

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

        Borrowings under the amended asset-based revolving loan facility continue to be primarily LIBOR-based. At March 29, 2008, the amended asset-based revolving loan facility bore interest at a weighted average annual rate of 4.4%.

        At March 29, 2008, there was $150.7 million outstanding under the asset-based revolving loan facility, and approximately $63.0 million of remaining availability, net of $6.3 million reserved for outstanding standby letters of credit. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt, and the Company does not meet the criteria of SFAS No. 6, "Classification of Short-Term Obligations Expected to be Refinanced—An Amendment of ARB No. 43, Chapter 3A" to classify the debt as long-term.

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

        The senior secured floating rate notes bear interest at a floating rate of LIBOR plus 4.50%, reset quarterly. Interest on the senior secured floating rate notes is payable quarterly on each March 15,

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

6.    Debt (Continued)

June 15, September 15, and December 15. The senior secured floating rate notes mature on December 15, 2010. At March 29, 2008, the senior secured floating rate notes bore interest at a rate of 7.3%.

        On May 25, 2005, the Company entered into a hedging transaction through the acquisition of a "no cost collar." Under this arrangement, the Company capped its exposure on $130.0 million of LIBOR-based borrowings under the senior secured floating rate notes at a maximum LIBOR rate of 5.30%. In addition, the Company established a minimum "floor" LIBOR rate of 3.45% in line with then current LIBOR rates. This hedging arrangement expires on June 16, 2008. The changes in the fair value of the collar agreement are reflected in the Consolidated Statements of Comprehensive Loss included within the financial statements. At March 29, 2008, the LIBOR rate in effect for the senior secured floating rate notes was 2.8%, which fell below the minimum allowable interest rate under the "no cost collar." As a result, the overall effective interest rate for the senior secured notes increased to 7.7%. On April 30, 2008, the Company entered into another hedging transaction through the acquisition of an additional "no cost collar." This new "no cost collar" will become effective on June 15, 2008. See Note 12 for a discussion of the terms of the new hedging arrangement.

        The Company guarantees the senior secured notes on a full and unconditional, senior secured basis. Duane Reade Inc. and Duane Reade GP are co-obligors under the senior secured notes. The senior secured notes rank equally in right of payment with any of the Company's, Duane Reade Inc.'s or Duane Reade GP's unsubordinated indebtedness and senior in right of payment to any of the Company's, Duane Reade Inc.'s or Duane Reade GP's subordinated or senior subordinated indebtedness. All obligations under the senior secured notes are guaranteed on a senior basis by each of the Company's existing subsidiaries, other than Duane Reade Inc. and Duane Reade GP, and will be guaranteed by future subsidiaries of Duane Reade Inc. and Duane Reade GP except certain foreign and certain domestic subsidiaries. The indenture governing the senior secured notes contains customary events of default, which, if triggered, may result in the acceleration of the indebtedness outstanding under the indenture. The senior secured notes and the guarantees are collateralized by a first priority interest in substantially all of Duane Reade Inc. and Duane Reade GP's assets other than certain excluded assets defined in the indentures and those assets in which the lenders under the amended asset-based revolving loan facility have a first priority interest. The senior secured notes and the guarantees are also collateralized by a second priority interest in all collateral pledged on a first priority basis to lenders under the amended asset-based revolving loan facility.

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

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

6.    Debt (Continued)

would impact the cost of borrowing, annual amortization of principal or related indebtedness maturity. The indenture governing the senior secured notes does not contain financial maintenance covenants.

        At March 29, 2008, the weighted average combined interest rate in effect on all variable rate debt outstanding, including the effect of the "no cost collar," was 6.3%.

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

        2.1478% Senior Convertible Notes due 2022.    On April 16, 2002, Duane Reade Inc. completed an offering of $381.5 million aggregate principal amount of senior convertible notes maturing on April 16, 2022. The senior convertible notes were issued at a price of $572.76 per note (57.276% of the principal amount at maturity) and paid cash interest at the rate of 2.1478% per year on the principal amount at maturity, payable semi-annually in arrears on April 16 and October 16 of each year beginning on October 16, 2002, until April 16, 2007. After that date, interest accrues on the notes as amortization of the original issue discount representing a yield to maturity of 3.75% per year, computed on a semi-annual bond equivalent basis. In December 2002, Duane Reade Inc. repurchased a total of $30.5 million principal value of the senior convertible notes at an average purchase price of $486.99 per $1,000 note, resulting in a remaining net outstanding balance of $201.0 million.

        In connection with the Acquisition, Duane Reade Inc. made a tender offer to repurchase all of the $351.0 million outstanding principal value of the senior convertible notes. Upon the closing of the tender offer, a total of $350.9 million principal amount at maturity ($201.0 million issuance value) was

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

6.    Debt (Continued)

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

7.    Issuance of Preferred Stock and Common Stock Warrants in Connection with the Acquisition of Store Leases

        On February 20, 2007, the Company entered into an agreement to acquire up to eight leases from the Gristedes supermarket chain for certain locations in the borough of Manhattan, New York City. The acquisition of the leases is subject to the satisfaction of certain conditions, including the receipt of landlord consents. As of March 29, 2008, the Company had completed the lease acquisition and opening of five of the former Gristedes stores. The acquisition of these leases has been funded through the issuance of $39.4 million of preferred stock and common stock warrants.

        On March 27, 2007, certain affiliates of Oak Hill Capital Partners L.P. made an equity commitment of $39.4 million in the form of Series A preferred stock and warrants to acquire approximately 11% (on a fully diluted basis) of the Company's common stock at an exercise price of $75.00 per share. The proceeds from this capital infusion are to be used, in part, to acquire the Gristedes leases and to fund certain other capital expenditures. Any funds raised through this commitment in excess of funds needed for the acquisition will be used to fund the Company's normal capital spending, fund new store openings or reduce the Company's outstanding debt. The first portion of this equity commitment of $13.0 million was funded on March 27, 2007 and the balance of the $39.4 million commitment, in which certain members of senior management also elected to participate, was funded on June 28, 2007. The preferred stock has a 12-year mandatory redemption date from the issuance date and provides for an annual cash dividend of 10% payable quarterly subject to being declared by the Board of Directors. To the extent the dividends are not paid in cash, the dividends will cumulate on a quarterly basis to the extent not paid quarterly. The dividends are recorded within interest expense on the Statement of Operations. Under the agreements governing its indebtedness, the Company is not currently permitted to pay such dividends in cash. Each of the 525,334 shares of Series A preferred stock is immediately redeemable without penalty, at the Company's option prior to the mandatory redemption date, at a liquidation preference of $75.00 per share plus any accrued but unpaid dividends as of the redemption date. The Company has the right, at its option, immediately prior to an initial public offering (IPO), to require holders of the preferred stock to convert all (but not less than all) of such shares into a number of shares of the Company's common stock equal to the liquidation preference for such shares of preferred stock, divided by the price per share of the Company's common stock set forth in the final prospectus to be used in connection with the IPO. Upon the occurrence of a change in control, the Company will be required to redeem all outstanding shares of the Series A preferred stock at a redemption price per share of $75.00 per share plus accrued and unpaid dividends.

        The warrants are exercisable initially to purchase an aggregate of up to 384,174 shares of the Company's common stock. The purchase price for each share of the Series A preferred stock is $75.00 per share, and warrants are exercisable for the Company's common stock at a price per share of $75.00, subject to certain adjustments.

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

7.    Issuance of Preferred Stock and Common Stock Warrants in Connection with the Acquisition of Store Leases (Continued)

        In accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," the Company has recorded the portion of the proceeds that are attributable to the Series A preferred stock ($30.7 million) as a liability because of the mandatory redemption feature. The remaining amount of $8.4 million (net of $0.3 million of expenses) was ascribed to the warrants, based on a relative fair value basis, and is recorded within additional paid-in capital. The Company has also recorded a liability for the Series A preferred stock's mandatory redemption feature which is considered a derivative financial instrument. The recorded liability for the Series A preferred stock's mandatory redemption feature was $4.9 million and $3.2 million at March 29, 2008 and December 29, 2007, respectively. Such liability is included in "Other non-current liabilities" on the Consolidated Balance Sheet.

8.    Fair Value

        On December 30, 2007, the first day of fiscal 2008, the Company adopted SFAS No. 157 to account for its financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, however, it applies to all other accounting pronouncements that require or permit fair value measurements. This standard does not apply to fair value measurements related to share-based payments, nor does it apply to fair value measurements related to inventory.

        SFAS No. 157 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

  •
  Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

  •
  Level 2—Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

  •
  Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

        A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The fair value estimates presented in the tables below are based on the information available to the Company as of March 29, 2008 and December 29, 2007.

Valuation Techniques

        At March 29, 2008, all of the Company's financial instruments had significant Level 3 inputs. The valuation approach used to calculate the Series A preferred stock's mandatory redemption feature's fair value is a combination of future liquidity event probabilities, risk-adjusted returns, and a net present value analysis. The valuation methodology applied to the profits interest is based on a Monte Carlo simulation, which estimates the fair value of the profits interest based on several inputs, including the fair value of the Company's equity, future liquidity event probabilities and the expected volatility of the

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

8.    Fair Value (Continued)

underlying equity value. The interest rate collar is valued using models that contain observable market data as well as models that have non-observable inputs, such as assumptions regarding the future performance of the underlying assets. The guarantees for assigned store leases are valued using a probability weighted net present value analysis which considers the probability of future events which may cause the Company to fulfill the guarantees.

Fair Value on a Recurring Basis

        The assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations. As required by SFAS No. 157, the assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (dollars in thousands).

	Level 1	Level 2	Level 3	Total
Series A Preferred stock—mandatory redemption feature	$—	$—	$4,865	$4,865
Profits interest	—	—	1,671	1,671
Interest rate collar	—	—	212	212
Guarantees	—	—	100	100

Total	$—	$—	$6,848	$6,848

        The table presented below summarizes the change in balance sheet carrying values associated with the Company's Level 3 assets and liabilities recorded at fair value on a recurring basis during the thirteen weeks ended March 29, 2008 (dollars in thousands). The amounts representing Level 3 liabilities are denoted in parentheses on the table below.

	Preferred Stock Mandatory Redemption Feature(1)	Profits Interest	Interest Rate Collar(2)	Guarantee(3)	Total
Balance at December 29, 2007	$(3,173)	$(1,671)	$4	$—	$(4,840)
Losses—
Realized	(1,692)	—	—	(100)	(1,792)
Unrealized	—	—	(216)	—	(216)

Balance at March 29, 2008	$(4,865)	$(1,671)	$(212)	$(100)	$(6,848)

(1)
The realized loss for the thirteen weeks ended March 29, 2008 is included within interest expense.

(2)
The unrealized loss attributable to the change in the interest rate collar's net asset/(liability) is included within other comprehensive loss.

(3)
The realized loss for the thirteen weeks ended March 29, 2008 is included in selling, general and administrative expenses.

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

8.    Fair Value (Continued)

Level 3 Gains and Losses

        Since the changes in the fair value of the interest rate collar are included within other comprehensive loss, the Company did not have any unrealized gains or losses associated with Level 3 financial instruments at March 29, 2008.

9.    Other Expenses

        The table below provides detail of other expenses for the thirteen weeks ended March 29, 2008 and March 31, 2007 (dollars in thousands).

	2008	2007
Closed store costs	$199	$1,689
Oak Hill management fee	312	312
Accounting investigations	—	385
Mr. Cuti matters	281	2,404
Other	107	228

Total Other expenses	$899	$5,018

        In the normal course of its business, the Company closes underperforming locations. In accordance with the provisions of SFAS No. 146, "Accounting for the Costs Associated with Exit or Disposal Activities," the Company establishes reserves for closed store costs anticipated to be incurred in connection with such closings. See Note 11 for a discussion of the costs relating to accounting investigations and the proceedings relating to Mr. Cuti. The Oak Hill management fee is payable quarterly.

10.    Income Taxes

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

        As a result of the Company's significant losses incurred in 2007 and 2006 and its anticipated future performance based on projections, the Company evaluated the need to record a valuation allowance against its net deferred tax assets as part of the 2007 tax provision accounting procedures. The evaluation undertaken included a review of the individual deferred tax components and a corresponding analysis of the anticipated time period during which the temporary differences giving rise to deferred tax assets and liabilities would reverse. Based on the results of this analysis, the Company determined that, except for two specific items, all deferred tax assets and liabilities were expected to reverse within the same period. The non-reversing items total $29.2 million and include post-2004 goodwill of $8.3 million and the deferred tax liability of $20.9 million associated with the trade name.

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

10.    Income Taxes (Continued)

Because these items are not amortized for financial statement purposes, a reversal of the corresponding deferred tax liability is not expected to occur within the expiration period.

        At December 29, 2007, the Company had approximately $162.4 million of gross deferred tax assets and approximately $79.7 million of gross deferred tax liabilities, resulting in a net deferred tax asset of $82.7 million. After adjusting for the value of the deferred tax liabilities that do not reverse, the resulting cumulative valuation allowance amounted to $112.0 million, of which $43.5 million was recorded in 2007.

        During the thirteen weeks ended March 29, 2008, the Company incurred an additional pre-tax loss of $20.1 million and recorded an incremental valuation allowance of $8.6 million. At March 29, 2008, the Company had approximately $164.8 million of gross deferred tax assets, approximately $74.3 million of gross deferred tax liabilities and had recorded a cumulative valuation allowance of $120.6 million. The tax expense reported during the thirteen weeks ended March 29, 2008 and March 31, 2007 primarily results from the deferred tax liabilities generated by non-amortizable goodwill.

        During the thirteen weeks ended March 29, 2008, there were no material changes to the Company's uncertain tax positions.

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

11.    Commitments and Contingencies

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

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

11.    Commitments and Contingencies (Continued)

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

        In April 2006, the Company was served with a purported class action complaint, Chowdhury v. Duane Reade Inc. and Duane Reade Holdings, Inc. The complaint alleges that, from a period beginning March 2000, the Company incorrectly classified certain employees in an attempt to avoid paying overtime to such employees, thereby violating the Fair Labor Standards Act and New York law. The complaint seeks an unspecified amount of damages. The Company believes this claim to be without merit and intends to vigorously defend itself against this claim. However, due to the inherent uncertainty of litigation, there can be no assurance as to the ultimate outcome of this matter.

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

        In January 2008, the Company was served with a subpoena from the Department of Health and Human Services, Office of the Inspector General. The subpoena seeks information relating to the operation of the Company's pharmacy kiosks and information relating to a business relationship that the Company had with Mobility Plus, a provider of durable medical equipment. In February 2008, the Company received an identical subpoena from the Office of the Attorney General of the State of New York, Medicaid Fraud Control Unit. The Company is in the process of responding to the information requests from both entities. While the Company believes that it has been in compliance with all applicable rules and regulations, at this stage, there can be no assurance as to the ultimate outcome of this matter.

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

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

11.    Commitments and Contingencies (Continued)

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

        On May 18, 2007, the independent counsel and the forensic accountants completed their review and investigation. The independent counsel concluded that Mr. Cuti orchestrated certain real estate and other transactions that led to overstating the Company's publicly reported earnings, and that caused the Company to create and maintain inaccurate records and publish financial statements containing misstatements. On May 22, 2007, the Audit Committee determined, after considering the results of the review and investigation, that certain of the Company's previously-issued financial statements would have to be restated. The Company has filed the necessary restated financial statements for the periods affected.

        On May 22, 2007, the Company received a grand jury subpoena from the United States Attorney's Office for the Southern District of New York seeking documents relating to the allegations in the amended counterclaims discussed above. The Company is cooperating fully with the investigation. The SEC has also requested that the Company provide it with information related to this matter.

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

11.    Commitments and Contingencies (Continued)

        On May 25, 2007, the United States Attorney's Office for the Southern District of New York filed an application requesting that the arbitrator stay further proceedings in the arbitration, including discovery, pending further developments in its criminal investigation of Mr. Cuti. Following briefing by the parties on the application, the arbitrator entered an order staying the arbitration proceedings. The stay has been extended from time to time and is currently in effect until June 10, 2008.

Other

        In connection with the assignment of certain store leases to third parties, the Company continues to guarantee lease obligations for seven former stores. The respective purchasers have assumed the Company's obligations under these leases and are primarily liable for these obligations. Although the Company believes it to be unlikely, assuming that each respective purchaser became insolvent, management estimates that the Company could settle these obligations for amounts substantially less than the aggregate obligation of $27.2 million as of March 29, 2008. The obligations are for varying terms dependent upon the respective lease, the longest of which lasts through May 31, 2022.

12.    Subsequent Events

        On April 20, 2008, the Company entered into a hedging transaction through the acquisition of a "no cost collar." Under this arrangement, the Company capped its exposure on $210.0 million of LIBOR-based borrowings under the senior secured notes and the asset-based revolving loan facility at a maximum LIBOR rate of 5.2%. In addition, the Company established a minimum "floor" LIBOR rate of 2.6% in line with then current LIBOR rates. This hedging arrangement expires on December 15, 2010.

        On April 17, 2008, David W. D'Arezzo, Senior Vice President and Chief Marketing Officer, resigned from the Company to assume a senior management position at a large southwest regional company. The Company has initiated a search to fill the Chief Marketing Officer position and will move swiftly to identify another high caliber executive to join the senior management team.

        On March 31, 2008, the Company announced that John A. Lederer would be appointed as its Chief Executive Officer, Chairman of the Board and a Director. The Company has entered into an employment agreement with Mr. Lederer, the material terms of which are summarized below. On April 2, 2008, Mr. Lederer was appointed to be the Company's Chief Executive Officer, Chairman of the Board and a Director.

        Mr. Lederer will receive a base salary of $900,000 per year, subject to annual review. Mr. Lederer will be eligible for a bonus each year based on the Company's budgeted EBITDA (defined in the employment agreement as certain specified target earnings (calculated consistently with calculations made for prior periods) before interest, income taxes, depreciation and amortization, and in addition, to the extent the Company's Board acting reasonably and in good faith so determines, excluding acquisitions, divestitures, refinancings, any change required by GAAP or other extraordinary, noncash or nonrecurring events). If the Company achieves its EBITDA target, this bonus will be 100% of his base salary. His maximum bonus, if the Company were to achieve 105% of the EBITDA target, would be 150% of base salary, and his minimum bonus, if the Company were to achieve 95% of the EBITDA target, would be 50% of his base salary. Mr. Lederer's bonus would be pro rated for achievement between 95% to 105% of the EBITDA target. The Company has guaranteed a bonus for fiscal year 2008 of no less than 100% of the base salary Mr. Lederer actually earns in 2008.

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

12.    Subsequent Events (Continued)

        On April 2, 2008, the Company granted Mr. Lederer options to purchase 165,000 shares of Duane Reade Holdings, Inc. common stock. The per share exercise price is $100. Sixty percent of the options will vest ratably in annual installments over four years, subject to Mr. Lederer's continued employment, and 40% of the options will vest based on the Company's achievement of performance targets. Fifty percent of the performance portion of Mr. Lederer's options will vest if and when the Company's principal shareholder, Oak Hill, receives at least a 1.5x cash-on-cash return on its July 2004 investment in the Company, and the remaining 50% will vest if and when Oak Hill receives at least a 2x cash-on-cash return on its July 2004 investment in the Company, subject to Mr. Lederer's continued employment through the date of any such return.

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

        If Mr. Lederer is terminated without cause or resigns for good reason, he will receive any earned but unpaid base salary, any earned but unpaid annual bonus, the guaranteed minimum 2008 annual bonus if not already paid plus cash severance equal to 24 months of base salary whose present value would be paid in a single lump sum, plus two times a severance bonus paid ratably for 24 months in accordance with the Company's regular payroll practices. If Mr. Lederer's employment terminates before the 2008 annual bonus is determined, the severance bonus would be $900,000. If his employment terminates on or after the 2008 annual bonus is determined but before the 2009 annual bonus is determined, his severance bonus would be equal to the 2008 annual bonus (without regard to the guaranteed minimum 2008 annual bonus). If Mr. Lederer's termination occurs on or after the determination of the 2009 annual bonus, the severance bonus would be the average of the two annual bonuses paid before the termination of his employment (without regard to the guaranteed minimum 2008 annual bonus).

        The initial term of the employment agreement is four years. If either Mr. Lederer or the Company choose to not renew the term of the employment agreement, Mr. Lederer would receive any accrued base salary plus any accrued but unpaid annual bonus and a pro rata bonus for the year of termination.

        Mr. Lederer will be subject to customary restrictive covenants, including confidentiality restrictions of unlimited duration, and noncompetition and nonsolicitation restrictions during his employment and for two years following termination of employment for any reason (one year following the end of the employment term by reason of non-renewal).

        Mr. Lederer will be entitled to the retirement and welfare benefits that are generally available to the Company's other senior executives. Mr. Lederer will also be entitled to reimbursement of certain costs and expenses to assist him with his relocation from Canada to the greater New York tri-state area, including up to two years of housing costs at up to $10,000 per month, travel expenses for house-hunting trips, moving and closing costs, and $30,000 for any other expenses related to the relocation. To

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

12.    Subsequent Events (Continued)

the extent any of such reimbursements (but not the monthly allowance, other than the first three months) are taxable to Mr. Lederer, the Company will also pay him an additional payment such that after the payment of all such taxes and any taxes on the additional payments, he will be in the same after-tax position as if no such tax had been imposed on the reimbursements.

        The Company has agreed to provide Mr. Lederer with up to $25,000 per year for personal travel for Mr. Lederer and Mr. Lederer's immediate family between Canada and the New York Tri-State Area. The Company has also agreed to pay up to $40,000 of Mr. Lederer's legal fees and tax advice incurred in connection with the negotiation and documentation of Mr. Lederer's employment agreement.

13.    Condensed Consolidating Interim Financial Information of Subsidiary Guarantors and Co-Obligors

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

        The following condensed consolidating interim financial information for the Company presents the financial information of Duane Reade Holdings, Inc., the co-obligors and the subsidiary guarantors, prepared on the equity basis of accounting. Such presentation is based on the Company's understanding and interpretation of Rule 3-10 under the Securities and Exchange Commission's Regulation S-X. Income tax expense (benefit) and deferred income taxes have been allocated to individual entities according to the Company's income tax allocation methodology. Certain of the prior year information has been adjusted to conform its presentation to the current year. The financial information may not necessarily be indicative of results of operations or financial position had the subsidiary guarantors operated as independent entities. Figures presented for Duane Reade GP's statements of operations reflect the impact of the change in accounting for store occupancy costs discussed in Note 1.

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Operations (Unaudited)

For the 13 weeks ended March 29, 2008

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$—	$—	$427,137	$10,373	$(10,373)	$427,137
Cost of sales (exclusive of depreciation and amortization shown separately below)	—	—	294,445	—	—	294,445

Gross profit	—	—	132,692	10,373	(10,373)	132,692
Selling, general and administrative expenses	—	—	134,416	120	(16,582)	117,954
Depreciation and amortization	—	—	17,919	—	—	17,919
Store pre-opening expense	—	—	47	—	—	47
Other expenses	—	—	899	—	—	899

Operating (loss) income	—	—	(20,589)	10,253	6,209	(4,127)
Equity earnings in affiliates	20,993	20,993	—	382	(42,368)	—
Interest expense, net	—	—	15,906	(6,209)	6,209	15,906

Income (loss) before income taxes	(20,993)	(20,993)	(36,495)	16,080	42,368	(20,033)
Income tax (benefit) expense	—	—	1,749	(789)	—	960

Net income (loss)	$(20,993)	$(20,993)	$(38,244)	$16,869	$42,368	$(20,993)

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Operations (Unaudited)

For the 13 weeks ended March 31, 2007

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$—	$—	$414,388	$9,999	$(9,999)	$414,388
Cost of sales (exclusive of depreciation and amortization shown separately below)	—	—	292,588	—	—	292,588

Gross profit	—	—	121,800	9,999	(9,999)	121,800
Selling, general and administrative expenses	—	—	129,843	85	(16,393)	113,535
Depreciation and amortization	—	—	18,037	—	—	18,037
Store pre-opening expense	—	—	150	—	—	150
Other expenses	—	—	5,018	—	—	5,018

Operating (loss) income	—	—	(31,248)	9,914	6,394	(14,940)
Equity earnings in affiliates	30,535	30,535	—	475	(61,545)	—
Interest expense, net	—	—	14,435	(6,394)	6,394	14,435

Income (loss) before income taxes	(30,535)	(30,535)	(45,683)	15,833	61,545	(29,375)
Income tax (benefit) expense	—	—	1,804	(644)	—	1,160

Net income (loss)	$(30,535)	$(30,535)	$(47,487)	$16,477	$61,545	$(30,535)

DUANE READE HOLDINGS, INC.

Condensed Consolidating Balance Sheet (Unaudited)

As of March 29, 2008

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Assets
Current assets
Cash	$—	$—	$1,343	$57	$—	$1,400
Receivables	—	—	53,064	—	—	53,064
Due from affiliates	—	78,115	107,271	(48)	(185,338)	—
Inventories	—	—	213,977	—	—	213,977
Deferred income taxes	—	1,140	5,049	(6,189)	—	—
Prepaid expenses and other assets	—	—	13,488	—	—	13,488

Total current assets	—	79,255	394,192	(6,180)	(185,338)	281,929
Investment in affiliates	(67,406)	(67,416)		(3,037)	137,859	—
Property and equipment	—	—	192,930	—	—	192,930
Goodwill	—	—	70,099	—	—	70,099
Deferred income taxes	—	1,645	9,032	(10,677)	—	—
Other assets	—	—	141,027	428,928	(382,695)	187,260

Total assets	$(67,406)	$13,484	$807,280	$409,034	$(430,174)	$732,218

Liabilities and Stockholder's Equity (Deficit)
Current liabilities
Accounts payable	$—	$—	$73,539	$—	$—	$73,539
Due to affiliates	—	—		185,336	(185,336)	—
Accrued interest	—	—	4,101	—	—	4,101
Accrued expenses	—	2,360	44,696	—	—	47,056
Current portion of debt	—	—	150,686	—	—	150,686
Current portion of capital lease obligation	—	—	4,114	—	—	4,114

Total current liabilities	—	2,360	277,136	185,336	(185,336)	279,496
Long term debt	—	—	787,727	—	(382,695)	405,032
Capital lease obligation, less current portion	—	—	4,403	—	—	4,403
Deferred income taxes	—	76,609	(77,100)	28,225	—	27,734
Redeemable preferred stock	31,113	31,113	32,992	—	(62,226)	32,992
Other non-current liabilities	—	1,932	74,997	—	—	76,929

Total liabilities	31,113	112,014	1,100,155	213,561	(630,257)	826,586
Stockholder's equity (deficit)
Common stock	26	—	—	—	—	26
Paid-in-capital	247,520	247,535	251,906	2,395	(497,476)	251,880
Accumulated other comprehensive loss	—	—	(212)	—	—	(212)
Retained earnings (deficit)	(346,065)	(346,065)	(544,569)	193,078	697,559	(346,062)

Total stockholder's equity (deficit)	(98,519)	(98,530)	(292,875)	195,473	200,083	(94,368)

Total liabilities and stockholder's equity (deficit)	$(67,406)	$13,484	$807,280	$409,034	$(430,174)	$732,218

DUANE READE HOLDINGS, INC.

Condensed Consolidating Balance Sheet (Unaudited)

As of December 29, 2007

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Assets
Current assets
Cash	$—	$—	$1,343	$37	$—	$1,380
Receivables	—	—	55,707	—	—	55,707
Due from affiliates	—	78,621	106,656	61	(185,338)	—
Inventories	—	—	211,678	—	—	211,678
Deferred income taxes	—	1,140	5,049	(6,189)	—	—
Prepaid expenses and other assets	—	—	13,205	—	—	13,205

Total current assets	—	79,761	393,638	(6,091)	(185,338)	281,970
Investment in affiliates	(46,423)	(46,423)	—	(2,655)	95,501	—
Property and equipment	—	—	195,740	—	—	195,740
Goodwill	—	—	70,099	—	—	70,099
Deferred income taxes	—	1,645	9,032	(10,677)	—	—
Other assets	—	—	148,448	412,377	(366,145)	194,680

Total assets	$(46,423)	$34,983	$816,957	$392,954	$(455,982)	$742,489

Liabilities and Stockholder's Equity (Deficit)
Current liabilities
Accounts payable	$—	$—	$75,769	$—	$—	$75,769
Due to affiliates	—	—	—	185,336	(185,336)	—
Accrued interest	—	—	9,158	—	—	9,158
Accrued expenses	—	1,712	41,374	—	—	43,086
Current portion of debt	—	—	141,352	—	—	141,352
Current portion of capital lease obligation	—	—	3,994	—	—	3,994

Total current liabilities	—	1,712	271,647	185,336	(185,336)	273,359
Long term debt	—	—	771,177	—	(366,145)	405,032
Capital lease obligation, less current portion	—	—	5,475	—	—	5,475
Deferred income taxes	—	77,258	(78,849)	29,014	—	27,423
Redeemable preferred stock	31,113	31,113	31,786	—	(62,226)	31,786
Other non-current liabilities	—	2,436	70,301	—	—	72,737

Total liabilities	31,113	112,519	1,071,537	214,350	(613,707)	815,812
Stockholder's equity (deficit)
Common stock	26	—	—	—	—	26
Paid-in-capital	247,509	247,535	251,743	2,395	(497,466)	251,716
Accumulated other comprehensive income	—	—	4	—	—	4
Retained earnings (deficit)	(325,071)	(325,071)	(506,327)	176,209	655,191	(325,069)

Total stockholder's equity (deficit)	(77,536)	(77,536)	(254,580)	178,604	157,725	(73,323)

Total liabilities and stockholder's equity (deficit)	$(46,423)	$34,983	$816,957	$392,954	$(455,982)	$742,489

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the 13 weeks ended March 29, 2008

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Cash flows used in operating activities:
Net (loss) income	$(20,993)	$(20,993)	$(38,244)	$16,869	$42,368	$(20,993)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	18,831	—	—	18,831
Deferred income taxes	—	(56)	1,749	(789)	—	904
Non-cash rent expense	—	—	2,721	—	—	2,721
Other non-cash expense	—	—	2,745	—	—	2,745
Equity in income of subsidiaries	20,993	20,993	—	382	(42,368)	—
Changes in operating assets and liabilities:
Receivables	—	(505)	3,040	108	—	2,643
Prepaid expenses and other current assets	—	—	(283)	—	—	(283)
Inventories	—	—	(2,299)	—	—	(2,299)
Accounts payable	—	—	(2,230)	—	—	(2,230)
Accrued expenses	—	56	(1,905)	—	—	(1,849)
Other assets and liabilities, net	—	505	15,779	(16,550)	—	(266)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	—	—	(96)	20	—	(76)

Cash flows used in investing activities:
Capital expenditures	—	—	(7,236)	—	—	(7,236)
Lease acquisition and other costs	—	—	(1,705)	—	—	(1,705)
Proceeds from sale of property	—	—	525	—	—	525

NET CASH USED IN INVESTING ACTIVITIES	—	—	(8,416)	—	—	(8,416)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	—	508,369	—	—	508,369
Repayments of revolving credit facility	—	—	(499,033)	—	—	(499,033)
Capital contributions	—	—	130	—	—	130
Repayments of capital lease obligations	—	—	(954)	—	—	(954)

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	8,512	—	—	8,512

Net increase in cash	—	—	—	20	—	20
Cash at beginning of period	—	—	1,343	37	—	1,380

Cash at end of period	$—	$—	$1,343	$57	$—	$1,400

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the 13 weeks ended March 31, 2007

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Cash flows used in operating activities:
Net (loss) income	$(30,535)	$(30,535)	$(47,487)	$16,477	$61,545	$(30,535)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	—	—	18,950	—	—	18,950
Deferred income taxes	—	(53)	1,804	(644)	—	1,107
Non-cash rent expense	—	—	3,516	—	—	3,516
Other non-cash expense	—	—	531	—	—	531
Equity in income of subsidiaries	30,535	30,535	—	475	(61,545)	—
Changes in operating assets and liabilities:
Receivables	—	109	3,057	50	—	3,216
Prepaid expenses and other current assets	—	—	(1,034)	—	—	(1,034)
Inventories	—	—	(1,166)	—	—	(1,166)
Accounts payable	—	—	2,842	—	—	2,842
Accrued expenses	—	(56)	(6,645)	—	—	(6,701)
Other assets and liabilities, net	—	—	18,620	(16,375)	—	2,245

NET CASH USED IN OPERATING ACTIVITIES	—	—	(7,012)	(17)	—	(7,029)

Cash flows used in investing activities:
Capital expenditures	—	—	(6,949)	—	—	(6,949)
Lease acquisition and other costs	—	—	(3,390)	—	—	(3,390)
Proceeds from sale of property	—	—	—	—	—	—

NET CASH USED IN INVESTING ACTIVITIES	—	—	(10,339)	—	—	(10,339)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	—	498,423	—	—	498,423
Repayments of revolving credit facility	—	—	(494,341)	—	—	(494,341)
Capital contributions	—	—	1,362	—	—	1,362
Issuance of preferred stock	—	—	12,750	—	—	12,750
Deferred financing costs	—	—	(5)	—	—	(5)
Repayments of capital lease obligations	—	—	(857)	—	—	(857)

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	17,332	—	—	17,332

Net decrease in cash	—	—	(19)	(17)	—	(36)
Cash at beginning of period	—	—	1,370	25	—	1,395

Cash at end of period	$—	$—	$1,351	$8	$—	$1,359

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion regarding our financial condition and results of operations for the 13 weeks ended March 29, 2008 and the 13 weeks ended March 31, 2007 should be read in conjunction with the more detailed financial information contained in our consolidated financial statements and their notes as well as the Special Note Regarding Forward-Looking Statements that are contained elsewhere in this report.

        During the fourth quarter of 2007, we changed our method of accounting for store occupancy costs reflected on our statements of operations. The change resulted in a reclassification of the store occupancy costs previously included within cost of sales to selling, general and administrative expenses. We believe this change in accounting more closely aligns these store occupancy cost components to the nature of expenses included in our financial statement captions and improves the comparability of our financial statement presentation with industry peers. For the 13 weeks ended March 29, 2008 and March 31, 2007, the change in accounting resulted in a decrease to cost of sales of $41.4 million and $40.8 million, respectively, with a corresponding increase to gross profit and selling, general and administrative expenses. The change in accounting had no effect on the operating loss for any of the periods presented. This Management's Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the change in accounting for both periods presented.

General

        Our business consists of the sale of a wide variety of health and beauty care products, convenience oriented food and general merchandise items and a pharmacy operation managed to supply customers with their prescription needs. We refer to the non-prescription portion of our business as front-end sales because most of these sales are processed through the front check-out sections of our stores. This portion of our business consists of brand name and private label items including health and beauty care items, food and beverages, tobacco products, housewares, greeting cards, photofinishing services, photo supplies, seasonal and general merchandise and other products. Health and beauty care products, represent our highest volume categories within front-end sales. The front-end portion of our business was 54.5% and 53.0% of our net sales in the thirteen weeks ended March 29, 2008 and March 31, 2007, respectively, and is characterized by generally higher gross margins as compared to our pharmacy or back-end business.

        Because of our numerous convenient locations in high-traffic commercial and residential areas and the lack of other convenience-oriented retailers in our core market areas, our front-end business is generally a larger proportion of our total sales than for other major conventional drugstore chains, whose front-end sales average between 30% and 40% of total sales. Over the last few years, pharmacy sales have experienced a slower rate of growth primarily due to reduced sales of hormonal replacement drugs and certain arthritis medications, reduced third party reimbursement rates resulting from changes in regulations or cost-saving measures, limitations on maximum reimbursements for certain generic medications by third party plans, increases in the percentage of sales represented by lower-priced generic medications and increased penetration by mail order and internet-based pharmacies. Our pharmacy sales include all items we sell by prescriptions filled at our retail locations or by our Mail Order/Specialty Pharmacy facility and delivered directly to customers. In addition, we include in our pharmacy sales certain resales of retail pharmaceutical inventory. Sales processed through third party, private and government-sponsored plans that contract with us as an authorized provider of prescriptions represented 93.2% and 93.1% of our prescription sales during the thirteen weeks ended March 29, 2008 and March 31, 2007, respectively.

        During 2003, President Bush signed the Medicare Modernization Act, which created a new Medicare Part D benefit that expanded Medicare coverage of prescription drugs for senior citizens as well as for certain "dual eligible" individuals that were previously covered under state administered Medicaid plans. This new Medicare coverage took effect in January 2006 and has resulted in decreased pharmacy margins resulting from lower reimbursement rates than our current margins on state Medicaid prescriptions as well as prescriptions that are not subject to third party reimbursement. The Medicaid Part D program grew rapidly during 2007 and 2006 and is projected to continue to grow in 2008 as more seniors become eligible and enroll for this coverage. The Medicare Part D program represented approximately 12.7% and 11.9% of our retail pharmacy sales for the thirteen weeks ended March 29, 2008 and March 31, 2007, respectively.

        State Medicaid programs which provide prescription benefits to low income households and individuals represented approximately 14.1% and 14.4% of our retail pharmacy sales for the thirteen weeks ended March 29, 2008 and March 31, 2007, respectively. Over the past several years, New York State reduced Medicaid and EPIC prescription reimbursement rates, adversely impacting our pharmacy gross margins. New York State also increased co-payments by $1.00 per prescription for branded drugs and $0.50 per prescription for generics effective in 2006. Under the Medicaid guidelines, providers cannot refuse to dispense prescriptions to Medicaid recipients who claim they do not have the means to pay the required co-payments. Most Medicaid recipients do in fact decline to make the co-payments resulting in the requirement for the provider to absorb this cost. In April 2008, the New York State legislature enacted additional reimbursement reductions with an annual impact estimated at approximately $1.4 million. The new reimbursement rates will become effective on July 1, 2008. The State of New Jersey is also proposing reductions in dispensing fees and reimbursement rates in 2008. While New Jersey's final budget proposal has not yet been approved, it is highly likely that there will ultimately be further reductions in reimbursements.

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

Considerations Related to Operating in the New York City Marketplace

        We operate all of our stores in the New York metropolitan area. As a result, our performance will be substantially affected by economic conditions and other factors affecting the region such as the regulatory environment, cost of energy, real estate, insurance, taxes and rent, weather, demographics, availability of labor and geopolitical factors such as terrorism.

        The level of national economic activity as measured by a number of recent key national economic indicators has shown a slowing economy that may potentially lead to a recession in 2008 or 2009. The New York City economy may be particularly susceptible to a downturn because of difficulties in the financial services industry. Our sales and profitability have in the past been impacted by events and other factors that affect New York City. The March 2008 unemployment data for New York City indicated an unemployment rate of 4.5%, compared to a national rate of 5.1%. Furthermore, to the extent that personal disposable income declines as a result of falling housing prices, increased energy costs or other macroeconomic factors, we could experience lower profit margins, lower sales (particularly in front-end merchandise) and increased levels of shrink.

Certain Line Items Presented

        Net sales:    Net sales include all front-end and pharmacy sales as well as certain resales of retail pharmaceutical inventory that are required to be reported on a gross basis in accordance with Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." Such resales do not result in any material profit. We refer to net sales excluding such resale activity as "net retail sales" and pharmacy sales excluding such resale activity as "pharmacy net retail sales." "Same-store sales" represent sales for stores that have been open for at least 13 months and exclude any resale activity.

        Cost of goods sold:    Cost of goods sold includes all costs of products sold, net of any promotional income or rebates received from manufacturers or wholesalers. Shrink losses are also recorded in cost of goods sold. Prior to the fourth quarter of fiscal 2007, we recorded store occupancy costs (including real estate-related income) in cost of goods sold. In the fourth quarter of fiscal 2007, we changed our accounting for store occupancy costs to reclassify those costs to selling, general and administrative expenses. We believe this change in accounting more closely aligns these store occupancy cost components to the nature of expenses included in our financial statement captions, and will improve the comparability of our financial statement presentation with industry peers.

        Selling general & administrative expenses:    SG&A includes employee wages and related costs, professional fees, store occupancy costs, advertising expenses, credit card fees and all other store and office-related operating expenses. Any real estate-related income is included in store occupancy costs.

        Depreciation and amortization:    Depreciation and amortization consists primarily of depreciation of fixtures and equipment and amortization of leasehold improvements as well as intangible assets, including pharmacy files and lease acquisition costs.

        Store pre-opening expenses:    These expenses represent the labor costs we incur related to our employees performing various tasks associated with the opening of a new location.

Results of Operations

The Thirteen Weeks Ended March 29, 2008 as Compared to the Thirteen Weeks Ended March 31, 2007

        For the thirteen weeks ended March 29, 2008, we achieved net sales of $427.1 million and incurred a net loss of $21.0 million, as compared to net sales of $414.4 million and a net loss of $30.5 million during the thirteen weeks ended March 31, 2007. Pharmacy resale activity included in net sales was $12.2 million in the first quarter of 2008, compared to $14.4 million in the previous year. The decrease in our net loss is attributable to the following factors:

  •
  An increase in gross profit margin of $10.9 million, reflecting a continuation of the improved trend of increasing net sales and gross profit margins.

  •
  A decrease in other expenses of $4.1 million, due primarily to reductions in our closed store costs and reductions in expenses incurred for matters related to a former CEO, Mr. Cuti.

        The favorable impact of these items was partially offset by:

  •
  An increase in selling, general and administrative expenses of $4.4 million, primarily reflecting increased pharmacists' labor costs, payroll costs associated with additional corporate staffing to support the continued implementation of the Duane Reade Full Potential program, increased advertising costs and recruitment fees paid in connection with the hiring of our new CEO. Improved leveraging of our store occupancy costs reduced the 2008 expense percentage as compared to 2007 by approximately 0.2%.

  •
  An increase in interest expense of $1.5 million resulting primarily from the non-cash fair value adjustment for the mandatory redemption feature on our Series A preferred stock, which is considered a financial derivative.

        The following sets forth the results of operations for the periods indicated:

	For the 13 Weeks Ended
	March 29, 2008		March 31, 2007
	Dollars	% of Sales	Dollars	% of Sales
	In thousands, except percentages
Net sales	$427,137	100.0%	$414,388	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	294,445	68.9	292,588	70.6

Gross profit	132,692	31.1	121,800	29.4
Selling, general and administrative expenses	117,954	27.6	113,535	27.4
Depreciation and amortization	17,919	4.2	18,037	4.4
Store pre-opening expenses	47	0.0	150	0.0
Other expenses	899	0.2	5,018	1.2

Operating loss	(4,127)	-1.0	(14,940)	-3.6
Interest expense, net	15,906	3.7	14,435	3.5

Loss before income taxes	(20,033)	-4.7	(29,375)	-7.1
Income tax provision	960	0.2	1,160	0.3

Net loss	$(20,993)	-4.9%	$(30,535)	-7.4%

        Net sales were $427.1 million in the thirteen weeks ended March 29, 2008, compared to $414.4 million in the thirteen weeks ended March 31, 2007, representing an increase of 3.1% or $12.7 million. Resale activity decreased by $2.2 million as compared to the prior year period, while net retail sales to retail customers increased by 3.7% over this same period. Total same-store sales increased by 4.5% over the first quarter of last year.

        Pharmacy sales decreased to $194.2 million in the first quarter of 2008 from $194.9 million in the first quarter of 2007, a decrease of 0.3%, and represented 45.5% of total sales, as compared with 47.0% of total sales in the first quarter of 2007. The decreased pharmacy sales are primarily due to a decrease in resale activity and an increase in the percentage of generic drugs dispensed. During the first quarter of 2008, pharmacy net retail sales increased $1.6 million, or 0.9%, compared to the prior year period. Pharmacy same-store sales increased by 1.5% from last year, and third-party reimbursed pharmacy sales represented 93.2% of total prescription sales compared to 93.1% in the first quarter of 2007. The percentage of generic drugs dispensed increased by 4.8% over the prior year, negatively impacting the pharmacy same-store sales increase by approximately 4.2%, but contributing to an increase in gross margin per prescription dispensed. Generic drugs generally have lower retail sales prices but are more profitable than branded drugs.

        Front-end sales increased from $219.5 million in the first quarter of 2007 to $232.9 million in the first quarter of 2008, an increase of 6.1%, and represented 54.5% of total sales during the first quarter of 2008, as compared to 53.0% of total sales in the first quarter of 2007. Front-end same-store sales increased by 7.0%, primarily due to the continued strong performance in the food and beverage categories, over-the-counter products, and health and beauty items. The front-end sales increase was favorably impacted by approximately 0.5% due to the shift of the Easter holiday this year to the first quarter as compared to the second quarter in 2007. In addition, our front-end sales have been positively influenced by the increased tourism levels in the greater New York metropolitan area.

        During the thirteen weeks ended March 29, 2008, we opened one store and closed one store, as compared to the two stores opened and the five stores closed during the thirteen weeks ended

March 31, 2007. At March 29, 2008, we operated 242 stores, as compared to 245 stores at March 31, 2007 and 242 stores at December 29, 2007.

        Cost of sales as a percentage of net sales was 68.9% and 70.6% during the first quarter of 2008 and 2007, respectively, resulting in a gross profit margin of 31.1% and 29.4% for each respective period. The enhanced gross profit margin in 2008 reflects the impact of improved front-end selling margins resulting from improved assortments of higher margin products and increased pharmacy margins due to higher rates of generic utilization.

        Selling, general and administrative expenses were $118.0 million, or 27.6% of net sales, and $113.5 million, or 27.4% of net sales, in the first quarter of 2008 and 2007, respectively. The increase in the 2008 expense percentage as compared to 2007 was primarily attributable to increased advertising costs and recruitment fees paid in connection with the hiring of our new CEO. The increase in the 2008 expense percentage also reflects increased pharmacists' labor costs and payroll costs associated with additional corporate staffing to support the continued implementation of the Duane Reade Full Potential program. Improved leveraging of our store occupancy costs reduced the 2008 expense percentage as compared to 2007 by approximately 0.2%.

        Depreciation and amortization of property and equipment and intangible assets was $17.9 million in the first quarter of 2008, as compared to $18.0 million in the first quarter of 2007.

        We incurred store pre-opening expenses of $47,000 in the first quarter of 2008 attributable to the opening of one new store, as compared to $150,000 in the first quarter of 2007 reflecting two new stores opened.

        In the first quarter of 2008, we incurred other expenses of $0.9 million, including costs associated with closed stores ($0.2 million), Oak Hill management fees ($0.3 million), costs associated with matters related to Mr. Cuti ($0.3 million) and other items ($0.1 million). During the first quarter of 2007, we incurred other expenses of $5.0 million, including costs associated with the audit committee investigations and various other matters related to Mr. Cuti ($2.8 million), costs associated with closed stores ($1.7 million), Oak Hill management fees ($0.3 million) and other items ($0.2 million).

        Net interest expense for the first quarter of 2008 was $15.9 million, as compared to $14.4 million in the first quarter of 2007. This increase was primarily attributable to incremental non-cash interest expense incurred due to the increase in the fair value adjustment for our Series A preferred stock's mandatory redemption feature, which is considered a derivative financial instrument, and was partially offset by lower floating interest rates on our variable rate borrowings as compared to the prior year. At March 29, 2008, the weighted average interest rate on our variable rate outstanding debt was 6.3%, as compared to a weighted average rate of 8.6% at March 31, 2007.

        In the first quarter of 2008, we recorded an income tax provision of $1.0 million, reflecting an estimated effective tax rate of 4.8%. This expense is inclusive of an incremental valuation allowance of $8.6 million that largely offset the tax benefit generated by our operating loss in the quarter. In the first quarter of 2007, we recorded an income tax provision of $1.2 million, reflecting an estimated effective tax rate of 3.9% and inclusive of an incremental valuation allowance of $14.3 million that largely offset the tax benefit generated by our operating loss in the quarter. The valuation allowances reflect the significant losses incurred in each period, as well as the anticipated financial performance over the next several years and the unlikelihood of recognizing the future tax benefits of our accumulated losses.

Liquidity and Capital Resources

Working Capital and Cash Flow

        Working capital was $2.4 million as of March 29, 2008 and $8.6 million as of December 29, 2007. The primary factors affecting the $6.2 million reduction in working capital from December 29, 2007 include:

  •
  increased borrowings of $9.3 million on our amended asset-based revolving loan facility and

  •
  decreased receivables of $2.6 million.

        These items were partially offset by seasonally higher inventory levels of $2.3 million and reductions in accounts payable and accrued expenses of $3.3 million resulting primarily from the timing of our bi-weekly payroll cycle and the semi-annual interest payment on our senior subordinated notes.

        Working capital reflects the classification of outstanding borrowings under our amended asset-based revolving loan facility of $150.7 million at March 29, 2008 and $141.4 million at December 29, 2007 as current liabilities. This current classification is required because cash receipts controlled by the lenders are used to reduce outstanding debt, and we do not meet the criteria of SFAS No. 6, "Classification of Short-Term Obligations Expected to be Refinanced—An Amendment of ARB No. 43, Chapter 3A" to classify the debt as long-term, but is not an indication that this credit facility is expected to be retired within the next year. This facility expires in July 2011 and we intend to continue to access it for our working capital needs throughout its remaining term.

        Net cash used in operating activities was $0.1 million in the thirteen weeks ended March 29, 2008 compared to net cash used in operating activities of $7.0 million in the thirteen weeks ended March 31, 2007. The decrease is attributable to our improved operating results in the first quarter of 2008.

        Net cash used in investing activities was $8.4 million in the thirteen weeks ended March 29, 2008, compared to $10.3 million in the thirteen weeks ended March 31, 2007. In the thirteen weeks ended March 29, 2008, we spent $7.2 million on capital expenditures, primarily related to new stores and the remodeling of existing locations, and $1.7 million on lease acquisition and other costs. The net cash used in investing activities for the thirteen weeks ended March 29, 2008 also includes $0.5 million of proceeds from the sale of assets. In the thirteen weeks ended March 31, 2007, we spent $6.9 million on capital expenditures, primarily related to new stores and the remodeling of existing locations, and $3.4 million on lease acquisition and other costs.

        Net cash provided by financing activities was $8.5 million in the thirteen weeks ended March 29, 2008, compared to $17.3 million in the thirteen weeks ended March 31, 2007. The net cash provided by financing activities for the thirteen weeks ended March 31, 2007 includes $12.7 million (net of expenses of $0.3 million) resulting from the issuance of preferred stock and warrants. See Note 7 to our Unaudited Consolidated Interim Financial Statements contained elsewhere in this report for additional information regarding this transaction. During the thirteen weeks ended March 29, 2008 and March 31, 2007, Oak Hill reimbursed us for a portion of our legal costs incurred in connection with the arbitration proceedings relating to Mr. Cuti and discussed in Note 11 to our Unaudited Consolidated Interim Financial Statements contained elsewhere in this report. The reimbursements totaled $0.1 million and $1.4 million for the thirteen weeks ended March 29, 2008 and March 31, 2007, respectively. The reimbursements are recorded as an additional capital contribution within net cash provided by financing activities.

Operating Capital Requirements

        Our operating capital requirements primarily result from opening new stores, remodeling and renovating existing retail locations, purchasing pharmacy files and the continuing development of management information systems. We opened one new store in the first three months of 2008, two new stores in the first three months of 2007, ten new stores during fiscal 2007 and five new stores during fiscal 2006. We currently plan to open 14 additional new stores in the remainder of 2008. We currently plan to open 12 additional stores in 2009. The new store openings in 2008 include the acquisition of up to two leases in Manhattan from the Gristedes supermarket chain. This acquisition is subject to various conditions including, in some cases, the receipt of landlord consents. The acquisition of the remaining Gristedes leases and the related build-out costs and working capital commitments will be funded through the unspent portion of the $39.1 million of proceeds (net of expenses of $0.3 million) received from the issuance of preferred stock and warrants in 2007. Any excess funds will be used to fund our normal capital spending, fund new store openings or reduce our outstanding debt. Capital spending in 2008 that is not related to the Gristedes acquisition is expected to be approximately $43.7 million, with approximately $21.2 million related to maintenance capital spending and approximately $22.5 million related to growth capital spending. Historically, we have been able to lease most of our store locations, so acquisitions of real estate are not expected to impact our capital requirements. We also require working capital to support inventory for our existing and new stores.

Other Factors Influencing our Liquidity

        In June 2005, the appraisal panel in the World Trade Center insurance claim litigation determined the amount of our business interruption loss as a result of the events of September 11, 2001. This determination by the panel is subject to existing appeals and potentially additional appeals, and on June 22, 2005, the Second Circuit Court of Appeals affirmed the decision of the trial court, with modifications, including modifications to certain of the legal tests on which the appraisal panel's decision was based. Based on this decision and related modifications, the appraisal panel revised its previously issued determination to require an additional $5.6 million payment from the insurance carrier in addition to the $9.9 million previously paid by the insurance carrier in 2002. As a result of the insurer's refusal to pay this amount and also as a result of the Second Circuit Court of Appeals' interpretation of our insurance policy, in January 2007, we commenced another action in the U.S. District Court for the Southern District of New York to recover both the appraisal panel's award and additional amounts under the policy. In August 2007, the District Court entered judgment in the amount of $0.8 million plus interest, and both parties appealed. The appeals have been briefed and are awaiting argument in the Second Circuit Court of Appeals. However, due to the inherent uncertainty of litigation, there can be no assurance that this appeal will be successful. See Note 11 to the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report for a more detailed explanation of this matter.

        Thirteen of our stores, which generated approximately 5.9% of our net sales for fiscal 2007, have leases scheduled to expire before the end of fiscal 2009. One of these leases has a renewal option. Although only one of these leases has a renewal option, in 2008, we have successfully negotiated lease renewals at two of the thirteen locations. We believe that we will be able to renew the other expiring leases on economically favorable terms or, alternatively, find other economically attractive locations to lease.

        As of March 29, 2008, approximately 4,700 of our approximately 6,700 employees were represented by various labor unions and were covered by collective bargaining agreements. Pursuant to the terms of the collective bargaining agreements covering these employees, we are required, in some instances, to pay specified annual increases in salary and benefits contributions relating to the member employees. We do not believe that these increases will have a material impact on our liquidity or results of operations. Our collective bargaining agreements with the RWDSU/Local 338 and Local 340A New York Joint Board, UNITE AFL-CIO, who, on a combined basis represent approximately 4,300 of our employees in all of our stores, expire on March 31, 2009. Approximately 400 of our employees in our two distribution centers in Maspeth, Queens, NY and North Bergen, NJ are represented by Local 210, International Brotherhood of Teamsters, Chauffeurs and Warehousemen, under a collective bargaining agreement that expires on August 31, 2008.

        The following table presents details of our significant commitments and obligations as at March 29, 2008, except that the data provided with respect to operating leases is as of December 29, 2007:

	Payments due by Period
Contractual Cash Obligations	Total	Within 1 year	Within 2-3 years	Within 4-5 years	After 5 years
	(dollars in thousands)
Long-Term Debt(1)	$405,032	$—	$210,000	$195,000	$32
Asset-Based Revolving Loan Facility(2)	150,686	—	—	150,686	—
Capital Lease Obligations(3)	8,516	4,114	3,964	438	—
Operating Leases(4)	1,286,674	128,277	249,790	235,018	673,589
Fixed Interest Payments(5)	66,544	19,013	38,025	9,506	—
Severance Payments(6)	134	9	16	16	93
Real Estate Litigation Settlement(7)	187	187	—	—	—
Redeemable Preferred Stock(8)	39,400	—	—	—	39,400
Redeemable Preferred Stock Dividends(8)	89,496	—	—	—	89,496

Total Contractual Cash Obligations	$2,046,669	$151,600	$501,795	$590,664	$802,610

(1)
These amounts include $210.0 million of outstanding senior secured floating rate notes due in 2010, $195.0 million of outstanding senior subordinated notes due in 2011, and $32,000 outstanding under the senior convertible notes due in 2022. For more information about the terms of the indebtedness described above, please see "—Debt," below.

(2)
At March 29, 2008, approximately $150.7 million was outstanding and a further $63.0 million was available for borrowing under our amended asset-based revolving loan facility. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt and we do not meet the criteria of SFAS No. 6, "Classification of Short-Term Obligations Expected to be Refinanced—An Amendment of ARB No. 43, Chapter 3A" to classify the debt as long-term. However, this is not an indication that this credit facility is expected to be retired within the next year. We intend to continue to use this facility for our working capital needs through the date of its maturity in July 2011.

(3)
Please refer to Note 10 to the annual consolidated financial statements on Form 10-K for further detail on Capital Lease obligations.

(4)
Please refer to Note 16 to the annual consolidated financial statements on Form 10-K for further detail on Operating Lease obligations.

(5)
Reflects interest payable on the $195.0 million outstanding senior subordinated notes.

(6)
Reflects future health insurance premium payments specified under the employment contract with Mr. Cuti which are required to be made by us in connection with his replacement on November 21, 2005. In an ongoing arbitration between Mr. Cuti and us (explained in more detail in Note 11 to the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report), we are seeking, among other forms of relief, rescission of employment agreements entered into between us and Mr. Cuti, the return of all compensation paid under the employment agreements, including the benefits described in this footnote, and other monetary damages.

(7)
Reflects cash payments due to the landlord of one of our stores in connection with the settlement of a real estate litigation.

(8)
The Series A redeemable preferred stock has a 12-year mandatory redemption date from the issuance date and provides for an annual cash dividend of 10% payable quarterly, subject to being declared by our Board of Directors. To the extent the dividends are not paid in cash, the dividends will cumulate on a quarterly basis to the extent not paid quarterly. The payments of these dividends are currently restricted under the agreements governing our outstanding indebtedness, so we have reflected the dividends in the table above as not being payable until the mandatory redemption date. Each of the 525,334 shares of Series A redeemable preferred stock is immediately redeemable without penalty, at our option prior to the mandatory redemption date, at a liquidation preference of $75.00 per share plus any accrued but unpaid dividends as of the redemption date.

        The following table presents details of our other significant commercial commitments as at March 29, 2008:

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

        In connection with the November 21, 2005 replacement of Mr. Cuti, Mr. Cuti's employment contract specifies payments to him in cash totaling up to $6.6 million. We have paid the full $6.6 million amount as of December 29, 2007. In addition, the employment contract provides for continued health insurance coverage for Mr. Cuti during the 25-month period following termination and, upon expiration of that period, if Mr. Cuti is not otherwise eligible under another employer's comparable medical plan, lifetime retiree medical benefits at a cost not to exceed $50,000 annually. In an ongoing arbitration between Mr. Cuti and us (explained in more detail in Note 11 to our Unaudited Consolidated Interim Financial Statements contained elsewhere in this report), we are seeking, among other forms of relief, rescission of employment agreements entered into between us and Mr. Cuti, the return of all compensation paid under the employment agreements, including the benefits described in this paragraph, and other monetary damages.

        In connection with the Acquisition, Mr. Cuti was granted equity interests in Duane Reade Shareholders and Duane Reade Holdings, consisting of options to purchase shares of our common stock and a profits interest in Duane Reade Shareholders. Mr. Cuti's employment contract provides that, as a result of his replacement on November 21, 2005, he had the right to require us to purchase for cash to be paid over a two year period all or a portion of these equity interests as he may designate, at a value determined in accordance with a formula. In connection with his replacement, we have treated all of his equity interests as having vested. The profits interest and options will have no value unless the value of Duane Reade Shareholders and Duane Reade Holdings, respectively, appreciate following the Acquisition. Mr. Cuti's purchase right will be suspended at any time when the exercise of such purchase rights would result in a default under the financing arrangements of Duane Reade Shareholders, Duane Reade Holdings or Duane Reade Inc. On December 21, 2005, Mr. Cuti provided notice to Duane Reade Inc. that he was exercising his repurchase right to cause us to repurchase 5% of his profits interest. Pursuant to the procedures outlined in the new employment agreement, Duane Reade Inc. has advised him that his profits interest as of December 21, 2005 was determined to have no value. The benefits described in this paragraph were all granted under an employment agreement between Mr. Cuti and us. In an ongoing arbitration between Mr. Cuti and us (explained in more detail in Note 11 to our Unaudited Consolidated Interim Financial Statements contained elsewhere in this report), we are seeking, among other forms of relief, rescission of employment agreements entered into between us and Mr. Cuti and the return of all compensation paid under the employment agreements, including the benefits described in this paragraph. The determination that Mr. Cuti's profits interest as of December 21, 2005 had no value is also one of several subjects specifically at issue in the arbitration.

        In connection with the assignment of certain store leases to third parties, we continue to guarantee lease obligations for seven former stores. The respective purchasers have assumed our obligations under these leases and are primarily liable for these obligations. Although we believe it to be unlikely, assuming that each respective purchaser became insolvent, management estimates that we could settle these obligations for amounts substantially less than the aggregate obligation of $27.2 million as of March 29, 2008. The obligations are for varying terms dependent upon the respective lease, the longest of which lasts through May 31, 2022.

Debt

        Refer to Note 6 to the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report for a detailed description with respect to the various components of our debt structure.

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

        We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including revolving loan borrowings under the amended asset-based revolving loan facility, will be adequate for the next two years to make required payments on our indebtedness, to fund anticipated capital expenditures and the acquisition of up to two additional Gristedes leases and to satisfy our working capital requirements. We base this belief on our cash flows from operations of $19.3 million in fiscal 2007, projected improvements in working capital management, anticipated levels of capital expenditures and the available borrowing capacity under the $225.0 million amended asset-based revolving loan facility, which was approximately $63.0 million at March 29, 2008. Our stockholder's deficit is expected to increase in 2008 due to continued losses; however, this deficit does not impact our liquidity as noted above and has no impact on our debt covenants. Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. In addition, our operating results, cash flow and capital resources may not be sufficient for repayment of our indebtedness in the future. Some risks that could adversely affect our ability to meet our debt service obligations include, but are not limited to, reductions in third party prescription reimbursement rates, declines in the New York City economy, increases in competitive activity, adverse changes in vendor credit terms, changes in drug consumption patterns, additional adverse legislative changes or a major disruption of business in our markets from a terrorist event, natural disaster or other unexpected events. Other factors that may adversely affect our ability to service our debt are described above under "Special Note Regarding Forward-Looking Statements." Borrowings under the amended asset-based revolving loan facility and the aggregate $210.0 million senior secured floating rate notes bear interest at floating rate. Therefore, our financial condition will be affected by changes in prevailing interest rates. On May 25, 2005, we entered into a hedging transaction through the acquisition of a "no cost collar." Under this arrangement, we capped our exposure on $130 million of LIBOR-based borrowings under the floating rate notes at a maximum LIBOR rate of 5.30%. In addition, we established a minimum "floor" LIBOR rate of 3.45%, in line with then current LIBOR rates. This hedging arrangement expires on June 16, 2008. On April 30, 2008, we entered into another hedging transaction through the acquisition of an additional "no cost collar." This new "no cost collar" will become effective on June 15, 2008. See Note 12 to our Unaudited Consolidated Interim Financial Statements contained elsewhere in this report for a discussion of the terms of the new hedging arrangement.

Critical Accounting Policies

        Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial reporting to gain a more complete understanding of our consolidated financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 29, 2007 are those that depend most heavily on these judgments and estimates. At March 29, 2008, there have been no material changes to any of the Critical Accounting Policies contained therein.

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

Inflation

        We believe that inflation has not had a material impact on our results of operations during the three years ended December 29, 2007 or the thirteen weeks ended March 29, 2008.

Recently Issued Accounting Pronouncements

        Refer to Note 2 of the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report for a detailed description of various recently issued accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our financial results are subject to risk from interest rate fluctuations on debt, which carries variable interest rates. Variable rate debt outstanding at March 29, 2008 included $150.7 million of borrowings under our amended asset-based revolving loan facility and $210.0 million of senior secured floating rate notes. At March 29, 2008, the weighted average combined interest rate in effect on all variable rate debt outstanding was 6.3%. A 0.50% change in interest rates applied to the $360.7 million balance of floating rate debt would affect pre-tax annual results of operations by approximately $1.8 million, excluding the impact, if any, of the "no cost collar" as detailed below. In addition, we also have $195.0 million of senior subordinated notes and $32.0 thousand of senior convertible notes outstanding at March 29, 2008. The senior subordinated notes bear interest payable semi-annually at a fixed rate of 9.75% and are therefore not subject to risk from interest rate fluctuations. The senior convertible notes accrete interest at an annual fixed rate of 3.75% and are also not subject to interest rate fluctuations.

        On May 25, 2005, we entered into a hedging transaction through the acquisition of a "no cost collar." Under this arrangement, we capped our exposure on $130 million of LIBOR-based borrowings under the senior secured floating rate notes at a maximum LIBOR rate of 5.30%. In addition, we established a minimum "floor" LIBOR rate of 3.45%, in line with then current LIBOR rates. This hedging arrangement expires on June 16, 2008. At March 29, 2008, the LIBOR rate in effect for the senior secured floating rate notes was 2.8%, which fell below the minimum allowable interest rate under the "no cost collar." As a result, the overall effective interest rate for the senior secured floating rate notes increased to 7.7%. On April 30, 2008, we entered into another hedging transaction through the acquisition of an additional "no cost collar." This new "no cost collar" will become effective on June 15, 2008. See Note 12 to our Unaudited Consolidated Interim Financial Statements contained elsewhere in this report for a discussion of the terms of the new hedging arrangement.

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

(a) Evaluation of Disclosure Controls and Procedures

        An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as at the end of the period covered by this quarterly report.

        Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, our disclosure controls and procedures required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15, were effective.

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

        On May 2, 2008, our Chief Compliance Officer resigned from the Company to assume a senior management position at a former employer. We are in the process of recruiting a new executive to fill the position. We plan to utilize the services of an out-sourced interim Chief Compliance Officer until a permanent Chief Compliance Officer is appointed. The responsibilities of the Chief Compliance Officer include monitoring our adherence to various regulatory requirements, codes of conduct and ethics standards, including those designed to ensure accurate and timely financial reporting.

PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings

        Refer to Note 11 of the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report for a detailed description of the various legal proceedings in which we are involved.

ITEM 1A. Risk Factors

        For information regarding factors that could affect our results of operations, financial position and liquidity, see the risk factors discussion provided in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007. See also "Special Note Regarding Forward-Looking Statements" above.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

        Not applicable.

ITEM 3. Defaults Upon Senior Securities

        None

ITEM 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

ITEM 5. Other Information

        Not applicable.

ITEM 6. Exhibits

Exhibit No.	Description
10.1*	Conformed Copy of Employment Agreement by and between John A. Lederer and Duane Reade, Inc. dated as of March 13, 2008, as amended through May 1, 2008.
10.2*	Nonqualified Stock Option Agreement, dated as of April 2, 2008, between Duane Reade Holdings, Inc. and John A. Lederer.
31.1*	Sarbanes-Oxley Section 302 Certification of the Company's Chief Executive Officer ("CEO").
31.2*	Sarbanes-Oxley Section 302 Certification of the Company's Chief Financial Officer ("CFO").
32**	Sarbanes-Oxley Section 906 Certifications of the Company's CEO and CFO.

*
Filed herewith

**
Furnished herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2008	DUANE READE HOLDINGS, INC. (Registrant)
/s/ JOHN A. LEDERER John A. Lederer Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)
/s/ JOHN K. HENRY John K. Henry Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

QuickLinks

INDEX
Duane Reade Holdings, Inc. Consolidated Statements of Operations (Unaudited) (In thousands)
Duane Reade Holdings, Inc. Consolidated Balance Sheets (Unaudited) (In thousands, except share and per share data)
Duane Reade Holdings, Inc. Consolidated Statements of Cash Flows (Unaudited) (In thousands)
Duane Reade Holdings, Inc. Consolidated Statements of Comprehensive Loss (Unaudited) (in thousands)
Notes to Unaudited Consolidated Interim Financial Statements (dollars in thousands)
DUANE READE HOLDINGS, INC. Condensed Consolidating Statement of Operations (Unaudited) For the 13 weeks ended March 29, 2008 (in thousands)
DUANE READE HOLDINGS, INC. Condensed Consolidating Statement of Operations (Unaudited) For the 13 weeks ended March 31, 2007 (in thousands)
DUANE READE HOLDINGS, INC. Condensed Consolidating Balance Sheet (Unaudited) As of March 29, 2008 (in thousands)
DUANE READE HOLDINGS, INC. Condensed Consolidating Balance Sheet (Unaudited) As of December 29, 2007 (in thousands)
DUANE READE HOLDINGS, INC. Condensed Consolidating Statement of Cash Flows (Unaudited) For the 13 weeks ended March 29, 2008 (in thousands)
DUANE READE HOLDINGS, INC. Condensed Consolidating Statement of Cash Flows (Unaudited) For the 13 weeks ended March 31, 2007 (in thousands)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 1A. Risk Factors
  ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
  ITEM 3. Defaults Upon Senior Securities
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 5. Other Information
  ITEM 6. Exhibits
SIGNATURES