Form 10-Q
period 2008-06-28
DUANE READE HOLDINGS INC
filed 2008-08-08
CIK 1279172

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 28, 2008

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

        As of August 4, 2008, there were 2,615,077 shares of common stock issued and outstanding. All except 20,100 shares of the registrant's outstanding common stock are held by its parent.

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

  •
  trends in the healthcare industry, including the continued conversion of various prescription drugs to over-the-counter medications, negative publicity and the related sales declines for certain categories of drugs including, without limitation, certain pain medications and the increasing market share of internet-based and mail-order-based providers;

  •
  employment disputes and labor relations;

  •
  our ability to prevent fraud and limit inventory shrink;

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

  •
  liability and other claims asserted against us, including the items discussed in Note 13 to the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report;

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

  •
  natural and man-made disasters and the continued impact of, or new occurrences of, terrorist attacks in the New York greater metropolitan area and any actions that may be taken by federal, state or municipal authorities in response to or in anticipation of such events and occurrences;

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

  •
  demographic changes; and

  •
  other risks and uncertainties detailed elsewhere in this report and from time to time in our other filings with the SEC.

        We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this report. We do not, nor does any other person, assume responsibility for the accuracy and completeness of those statements.

        We caution you that the areas of risk described above may not be exhaustive. We operate in a continually changing business environment, and new risks emerge from time to time. Management cannot predict such new risks, nor can it assess the impact, if any, of such risks on our businesses or the extent to which any risk or combination of risks may cause actual results to differ materially from those projected in any forward-looking statements. In light of these risks, uncertainties and assumptions, you should keep in mind that any forward-looking statement made in this report might not occur.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Duane Reade Holdings, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands)

	13 Weeks Ended		26 Weeks Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales	$451,395	$431,930	$878,532	$846,318
Cost of sales (exclusive of depreciation and amortization shown separately below)	311,960	300,868	606,405	593,454

Gross profit	139,435	131,062	272,127	252,864
Selling, general & administrative expenses	118,496	113,059	236,450	226,595
Depreciation and amortization	17,674	18,416	35,593	36,453
Store pre-opening expenses	200	—	247	150
Other expenses	3,250	4,223	4,149	9,241

Operating loss	(185)	(4,636)	(4,312)	(19,575)
Interest expense, net	11,375	14,645	27,281	29,080

Loss before income taxes	(11,560)	(19,281)	(31,593)	(48,655)
Income taxes	518	856	1,478	2,016

Net loss	$(12,078)	$(20,137)	$(33,071)	$(50,671)

The accompanying notes are an integral part of these financial statements.

Duane Reade Holdings, Inc.

Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	June 28, 2008	December 29, 2007
ASSETS
Current Assets
Cash	$1,372	$1,380
Receivables, net	48,564	55,707
Inventories	208,742	211,678
Prepaid expenses and other current assets	11,806	13,205

Total Current Assets	270,484	281,970
Property and equipment, net	192,116	195,740
Goodwill	70,099	70,099
Other assets, net	187,212	194,680

Total Assets	$719,911	$742,489

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$73,553	$75,769
Accrued interest	8,656	9,158
Accrued expenses	45,837	43,086
Current portion of debt	142,199	141,352
Current portion of capital lease obligations	4,239	3,994

Total Current Liabilities	274,484	273,359
Long-term debt	405,033	405,032
Capital lease obligations, less current portion	3,295	5,475
Deferred income taxes	27,904	27,423
Redeemable preferred stock and accrued dividends	34,225	31,786
Other non-current liabilities	80,467	72,737

Total Liabilities	825,408	815,812

Commitments and contingencies
Stockholders' deficit
Preferred stock, $0.01 par; authorized 50,000 shares; issued and outstanding: zero shares at June 28, 2008 and December 29, 2007	—	—
Common stock, $0.01 par; authorized 4,205,600 shares at June 28, 2008 and December 29, 2007; issued and outstanding: 2,595,077 shares at June 28, 2008 and December 29, 2007	26	26
Paid-in capital	252,334	251,716
Accumulated other comprehensive income	284	4
Accumulated deficit	(358,141)	(325,069)

Total Stockholders' Deficit	(105,497)	(73,323)

Total Liabilities and Stockholders' Deficit	$719,911	$742,489

The accompanying notes are an integral part of these financial statements.

Duane Reade Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	26 Weeks Ended
	June 28, 2008	June 30, 2007
Cash flows provided by (used in) operating activities:
Net loss	$(33,071)	$(50,671)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	37,418	38,281
Deferred income taxes	1,399	1,908
Non-cash rent expense	5,816	6,320
Non-cash interest expense on redeemable preferred stock	2,556	412
Other non-cash expense	153	2,264
Change in operating assets and liabilities:
Receivables	7,143	1,975
Inventories	2,936	(1,633)
Prepaid expenses and other current assets	1,400	442
Accounts payable	(2,216)	(2,552)
Accrued expenses	1,373	(4,514)
Other assets and liabilities, net	1,860	193

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	26,767	(7,575)

Cash flows used in investing activities:
Capital expenditures	(16,321)	(13,406)
Lease acquisition, customer file and other costs	(10,169)	(8,811)
Proceeds from sale of assets	525	—

NET CASH USED IN INVESTING ACTIVITIES	(25,965)	(22,217)

Cash flows provided by (used in) financing activities:
Borrowings from revolving credit facility	1,026,877	1,006,854
Repayments of revolving credit facility	(1,026,030)	(1,017,073)
Capital contributions	278	2,457
Issuance of preferred stock	—	39,150
Deferred financing costs	—	(5)
Repayments of capital lease obligations	(1,935)	(1,604)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(810)	29,779

Net change in cash	(8)	(13)
Cash at beginning of period	1,380	1,395

Cash at end of period	$1,372	$1,382

The accompanying notes are an integral part of these financial statements.

Duane Reade Holdings, Inc.

Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands)

	13 Weeks Ended		26 Weeks Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net loss	$(12,078)	$(20,137)	$(33,071)	$(50,671)
Change in fair value of interest rate collar	496	45	280	(82)

Total other comprehensive income (loss)	496	45	280	(82)

Total comprehensive loss	$(11,582)	$(20,092)	$(32,791)	$(50,753)

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

         Accounting change:    During the fourth quarter of 2007, the Company changed its method of accounting for the store occupancy costs reflected on its statements of operations. The change resulted in a reclassification of the store occupancy costs previously included within cost of sales to selling, general and administrative expenses. The Company believes this change in accounting more closely aligns these store occupancy cost components to the nature of expenses included in its financial statement captions, and will improve the comparability of its financial statement presentation with industry peers. For the thirteen weeks ended June 28, 2008 and June 30, 2007, the change in accounting resulted in a decrease to cost of sales of $41.1 million and $39.7 million, respectively, with a corresponding increase to gross profit and selling, general and administrative expenses for each of the affected periods. For the twenty-six weeks ended June 28, 2008 and June 30, 2007, the change in accounting resulted in a decrease to cost of sales of $82.5 million and $80.5 million, respectively, with a corresponding increase to gross profit and selling, general and administrative expenses for each of the affected periods. This accounting change had no effect on the operating loss for any of the periods presented.

2.    Recently Issued Accounting Pronouncements

        In April 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. FAS 142-3, "Determination of the Useful Life of Intangible Assets," which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

2.    Recently Issued Accounting Pronouncements (Continued)

lives of recognized intangible assets. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP No. FAS 142-3 to have a material effect on the Company's consolidated financial statements.

        In March 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133." The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects on an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008. The adoption of SFAS No. 161 is not currently expected to have a material effect on the Company's consolidated financial statements.

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

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is applicable for the Company as of December 30, 2007, the first day of fiscal 2008. In February 2008, the FASB issued FASB Staff Position FAS 157-2 which deferred the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities until fiscal 2009. The Company has adopted SFAS No. 157 to account for its financial assets and liabilities and such adoption did not have a material effect on its consolidated financial statements. The FASB Staff Position SFAS No. 157-2 defers the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities until fiscal 2009 but the Company does not currently expect its adoption to have a material effect on the Company's consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition), establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the information needed to evaluate and understand the nature and effect of the business combination. This statement applies to all transactions or other events in which the acquirer obtains control of one or more businesses, including those

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

2.    Recently Issued Accounting Pronouncements (Continued)

sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. For new acquisitions made following the adoption of SFAS 141(R), significant costs directly related to the acquisition including legal, audit and other fees, as well as most acquisition-related restructuring, will have to be expensed as incurred rather than recorded to goodwill as is generally permitted under SFAS No. 141, "Business Combinations." Additionally, contingent purchase price arrangements (also known as earn-outs) will be re-measured to estimated fair value with the impact reported in earnings, whereas under present rules the contingent purchase consideration is recorded to goodwill when determined. Adoption of SFAS No. 141(R) is required for business combinations after December 15, 2008. Early adoption and retroactive application of SFAS No. 141(R) to fiscal years preceding the effective date are not permitted.

3.    Stock-Based Payment

        In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." This statement established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the "modified" prospective transition method. Under that transition method, compensation expense recognized for the thirteen and twenty-six weeks ended June 28, 2008 and June 30, 2007 reflects the vested portion of share-based payments granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company has elected to recognize compensation expense on a straight-line basis over the vesting period of the respective options. During the thirteen weeks ended June 28, 2008 and June 30, 2007, the Company recorded pre-tax compensation expense of approximately $0.3 million and $0.2 million, respectively, attributable to the vested portion of stock options granted after the adoption date. For the twenty-six weeks ended June 28, 2008 and June 30, 2007, the corresponding expense was $0.3 million and $0.7 million, respectively.

Management Stock Option Plan

        The Company's Board of Directors adopted the Duane Reade Holdings, Inc. Management Stock Option Plan, referred to in this report as the "2004 Option Plan," which became effective on the date the Acquisition was completed. The 2004 Option Plan is administered by the compensation committee of the Board of Directors. Any officer, employee, director or consultant of Duane Reade Holdings or any of its subsidiaries or affiliates is eligible to be designated a participant under the 2004 Option Plan. On March 27, 2007, the Company amended the 2004 Option Plan so that a maximum of 575,893 shares of its common stock (on a fully diluted basis) may be granted under the 2004 Option Plan.

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

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

3.    Stock-Based Payment (Continued)

        On April 2, 2008, the Company granted options to purchase 165,000 shares of the Company's common stock to its newly appointed CEO. The exercise price of these options is $100 per share, which is consistent with all other options previously granted under the 2004 Option Plan. Sixty percent of the options will vest ratably in annual installments over four years, subject to the CEO's continued employment, and 40% of the options will vest based on the Company's achievement of performance targets. Fifty percent of the performance portion of the CEO's options will vest if and when the Company's principal shareholder, Oak Hill, receives at least a 1.5x cash-on-cash return on its July 2004 investment in the Company, and the remaining fifty percent will vest if and when Oak Hill receives at least a 2x cash-on-cash return on its July 2004 investment in the Company, subject to the CEO's continued employment through the date of any such return. The weighted-average grant-date fair value of the options granted during the thirteen and twenty-six weeks ended June 28, 2008 was $17.89.

        During the twenty-six weeks ended June 30, 2007, a total of 171,000 options to acquire shares of the Company's common stock were granted, including 168,600 options granted to executive officers of the Company on December 31, 2006. The weighted-average grant-date fair value of the options granted during the thirteen and twenty-six weeks ended June 30, 2007 was $5.59.

        There were no stock options exercised during the thirteen or twenty-six weeks ended June 28, 2008 or June 30, 2007.

        The fair value of each option grant during the thirteen and twenty-six weeks ended June 28, 2008 and June 30, 2007 was estimated on the date of grant using the lattice-pricing model with the following weighted-average assumptions:

	June 28, 2008	June 30, 2007
Dividend yield	0.0%	0.0%
Volatility	42.0%	35.0%
Risk-free interest rate	3.1%	4.7%
Post-vesting employment termination(1)	0.0%	5.0%

(1)
The lattice-pricing model for 2008 uses a 0.0% post-vesting employment termination rate because the entire 2008 grant is to a single individual. This estimate was derived from management's experience and represents a best estimate.

        As of June 28, 2008, there was $3.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock-based compensation plan. That cost is expected to be recognized on a straight-line basis over a weighted-average period of approximately 3.6 years.

        As of June 28, 2008, a total of 157,851 shares of common stock of the Company were reserved for the issuance of additional stock options. The Company expects to satisfy the exercise of stock options utilizing newly-issued shares.

4.    Inventories and Cost of Sales

        At June 28, 2008 and December 29, 2007, inventories, consisting solely of finished goods, would have been higher by $4.8 thousand and lower by $1.6 million, respectively, if they had been valued on a lower of first-in, first-out ("FIFO") cost or market basis instead of a last-in, first-out ("LIFO") basis.

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

4.    Inventories and Cost of Sales (Continued)

Included within cost of sales are all warehouse expenses and distribution costs, except for depreciation and amortization expense, which is shown separately on the consolidated statement of operations. The Company reflects promotional allowances from vendors as a reduction of inventory or advertising expense, depending on the nature of the allowance, when such inventory is sold or advertising or promotions have been completed and the related allowances have been earned.

5.    Exit and Disposal Activities

        In the normal course of its business, the Company closes underperforming locations. In accordance with the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the Company establishes reserves for costs anticipated to be incurred in connection with such store closings. At June 28, 2008, the balance of this reserve was $4.1 million. This balance will be used primarily for occupancy-related costs in these stores.

        In connection with the July 30, 2004 acquisition of Duane Reade Inc. and in accordance with the provisions of Emerging Issues Task Force Issue No. 95-3, "Recognition of Liabilities in Connection with Purchase Business Combinations," the Company established a reserve of $17.0 million for costs anticipated to be incurred as a result of the planned closing of 11 of its stores. These costs primarily relate to rent, utilities and other on-going occupancy-related expenses. At June 28, 2008, all of the planned closings had occurred, and the Company has recorded a cumulative net total of $13.1 million of primarily occupancy-related costs against this reserve resulting in the reserve balance of $3.9 million at June 28, 2008. The balance of this reserve is expected to be utilized primarily for occupancy-related costs in these closed stores.

6.    Debt

        Debt is summarized as follows (in thousands):

Description of Instrument	June 28, 2008	December 29, 2007
Current debt:
Asset-based revolving loan facility(1)	$142,199	$141,352
Non-current debt:
Senior secured floating rate notes due 2010	$210,000	$210,000
9.75% Senior subordinated notes due 2011	195,000	195,000
2.1478% Senior convertible notes due 2022(2)	33	32

Total Non-current debt	$405,033	$405,032

Total Debt	$547,232	$546,384

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

(2)
Increase is due to the accretion of the discount on the original issuance.

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

        The amended asset-based revolving loan facility contains a single fixed charge coverage requirement, which only becomes applicable when borrowings exceed 90 percent of the borrowing base, as defined in the agreement governing the amended asset-based revolving loan facility. The July 2006 amendment reduced the ratios that the Company would be required to maintain in this event. Borrowings under the amended asset-based revolving loan facility have not exceeded 90 percent of the borrowing base and, as a result, the fixed charge covenant has not become applicable. There are no credit ratings related triggers in the amended asset-based revolving loan facility that would impact the cost of borrowing, annual amortization of principal or related indebtedness maturity.

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

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

6.    Debt (Continued)

        Borrowings under the amended asset-based revolving loan facility continue to be primarily LIBOR-based. At June 28, 2008, the amended asset-based revolving loan facility bore interest at a weighted average annual rate of 4.4%.

        The Company's hedging activities consist of "no cost" interest rate collars designed to hedge interest rate variability on portions of its LIBOR-based borrowings. The Company formally documents the relationship between the hedging instruments and the hedged items, as well as its risk management objectives and strategy for undertaking hedge transactions. These interest rate collars qualify for hedge accounting as cash flow hedges. See Note 7 for a discussion of the terms of the hedging arrangements.

        At June 28, 2008, there was $142.2 million outstanding under the asset- based revolving loan facility, and approximately $71.4 million of remaining availability, net of $6.4 million reserved for outstanding standby letters of credit. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt, and the Company does not meet the criteria of SFAS No. 6, "Classification of Short-Term Obligations Expected to be Refinanced—An Amendment of ARB No. 43, Chapter 3A" to classify the debt as long-term.

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

        The senior secured floating rate notes bear interest at a floating rate of LIBOR plus 4.50%, reset quarterly. Interest on the senior secured floating rate notes is payable quarterly on each March 15, June 15, September 15, and December 15. The senior secured floating rate notes mature on December 15, 2010. At June 28, 2008, the senior secured floating rate notes bore interest at a rate of 7.3%.

        On April 30, 2008, the Company entered into a hedging transaction through the acquisition of a "no cost collar." Under this arrangement, the Company capped its exposure on $210.0 million of LIBOR-based borrowings at a maximum LIBOR rate of 5.2%. In addition, the Company established a minimum "floor" LIBOR rate of 2.6%, in line with then current LIBOR rates. At June 28, 2008, the LIBOR rate in effect was approximately 2.8%, which was within the range of minimum and maximum allowable interest rates under the "no cost collar." As a result, at June 28, 2008, this "no cost collar" did not have an impact on the overall effective interest rate on the Company's LIBOR-based borrowings. See Note 7 for further discussion of the terms of the hedging arrangements.

        The Company guarantees the senior secured floating rate notes on a full and unconditional, senior secured basis. Duane Reade Inc. and Duane Reade GP are co-obligors under the senior secured floating rate notes. The senior secured floating rate notes rank equally in right of payment with any of the Company's, Duane Reade Inc.'s or Duane Reade GP's unsubordinated indebtedness and senior in right of payment to any of the Company's, Duane Reade Inc.'s or Duane Reade GP's subordinated or senior subordinated indebtedness. All obligations under the senior secured floating rate notes are guaranteed on a senior basis by each of the Company's existing subsidiaries, other than Duane

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

6.    Debt (Continued)

Reade Inc. and Duane Reade GP, and will be guaranteed by future subsidiaries of Duane Reade Inc. and Duane Reade GP except certain foreign and certain domestic subsidiaries. The senior secured floating rate notes and the guarantees are collateralized by a first priority interest in substantially all of Duane Reade Inc. and Duane Reade GP's assets other than certain excluded assets defined in the indentures and those assets in which the lenders under the amended asset-based revolving loan facility have a first priority interest. The senior secured floating rate notes and the guarantees are also collateralized by a second priority interest in all collateral pledged on a first priority basis to lenders under the amended asset-based revolving loan facility.

        Upon the occurrence of specified change of control events, Duane Reade Inc. and Duane Reade GP will be required to make an offer to repurchase all of the senior secured floating rate notes at 101% of the outstanding principal amount of the senior secured floating rate notes plus accrued and unpaid interest to the date of repurchase. The indenture governing the senior secured floating rate notes contains certain affirmative and negative covenants that limit the ability of Duane Reade Inc., Duane Reade GP and their restricted subsidiaries, as defined, to incur additional indebtedness, pay dividends, make repayments on indebtedness that is subordinated to the senior secured floating rate notes and to make certain other restricted payments, incur certain liens, use proceeds from sales of assets, enter into business combination transactions (including mergers, consolidations and asset sales), enter into sale-leaseback transactions, enter into transactions with affiliates and permit restrictions on the payment of dividends by restricted subsidiaries. The indenture governing the senior secured floating rate notes contains customary events of default, which, if triggered, may result in the acceleration of the indebtedness outstanding under the indenture. There are no credit ratings related triggers in the indenture governing the senior secured floating rate notes that would impact the cost of borrowing, annual amortization of principal or related indebtedness maturity. The indenture governing the senior secured floating rate notes does not contain financial maintenance covenants.

        At June 28, 2008, the weighted average combined interest rate in effect on all variable rate debt outstanding, including the effect of the "no cost" collar, was 6.1%.

         Senior Subordinated Notes due 2011.    On July 30, 2004, upon completion of the Acquisition, Duane Reade Inc. and Duane Reade GP co-issued $195.0 million of 9.75% senior subordinated notes due 2011. The senior subordinated notes mature on August 1, 2011 and bear interest at 9.75% per annum payable in semi-annual installments on February 1 and August 1. The senior subordinated notes are uncollateralized obligations and subordinated in right of payment to all of the Company's, Duane Reade Inc.'s and Duane Reade GP's existing and future unsubordinated indebtedness, including borrowings under the amended asset-based revolving loan facility and the senior secured floating rate notes. The senior subordinated notes will rank equally with any future senior subordinated indebtedness and senior to any future subordinated indebtedness. The senior subordinated notes are guaranteed on an uncollateralized, senior subordinated basis by the Company and all of Duane Reade Inc.'s existing direct and indirect domestic subsidiaries other than Duane Reade GP, which is a co-obligor under the senior subordinated notes. Upon the occurrence of specified change of control events, the Company will be required to make an offer to repurchase all of the senior subordinated notes at 101% of the outstanding principal amount of the senior subordinated notes plus accrued and unpaid interest to the date of repurchase. The indenture governing the senior subordinated notes contains certain affirmative and negative covenants that limit the ability of Duane Reade Inc., Duane Reade GP and their restricted subsidiaries to incur additional indebtedness, pay dividends, make repayments on indebtedness that is subordinated to the senior subordinated notes and to make certain other restricted

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

6.    Debt (Continued)

payments, incur certain liens, use proceeds from sales of assets, enter into business combination transactions (including mergers, consolidations and asset sales), enter into transactions with affiliates and permit restrictions on the payment of dividends by restricted subsidiaries. The indenture governing the senior subordinated notes contains customary events of default, which, if triggered, may result in the acceleration of the indebtedness outstanding under the indenture. There are no credit ratings related triggers in the indenture governing the senior subordinated notes that would impact the cost of borrowing, annual amortization of principal or related indebtedness maturity. The indenture governing the senior subordinated notes does not contain financial maintenance covenants.

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

7.    Hedging Activities

        Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. SFAS No. 133 defines requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments, which must be met in order to qualify for hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value would be recorded in earnings immediately.

        The Company's hedging activities consist of "no cost" interest rate collars designed to hedge interest rate variability on portions of its LIBOR-based borrowings. The Company formally documents the relationship between the hedging instruments and the hedged items, as well as its risk management objectives and strategy for undertaking hedge transactions. These interest rate collars qualify for hedge accounting as cash flow hedges. Accordingly, the Company recognizes these derivatives at fair value as either assets or liabilities on the consolidated balance sheets. All changes in fair value are recorded in accumulated other comprehensive income and subsequently reclassified into earnings when the related interest expense on the underlying borrowing is recognized. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

7.    Hedging Activities (Continued)

        On April 30, 2008, the Company entered into a hedging transaction through the acquisition of a "no cost collar." Under this arrangement, the Company capped its exposure on $210.0 million of LIBOR-based borrowings at a maximum LIBOR rate of 5.2%. In addition, the Company established a minimum "floor" LIBOR rate of 2.6%, in line with then current LIBOR rates. At June 28, 2008, the LIBOR rate in effect was approximately 2.8%, which was within the range of minimum and maximum allowable interest rates under the "no cost collar." As a result, at June 28, 2008, this "no cost collar" did not have an impact on the overall effective interest rate on the Company's LIBOR-based borrowings.

        On May 25, 2005, the Company entered into a hedging transaction through the acquisition of a "no cost collar." Under this arrangement, the Company capped its exposure on $130.0 million of LIBOR-based borrowings under the senior secured floating rate notes at a maximum LIBOR rate of 5.30%. In addition, the Company established a minimum "floor" LIBOR rate of 3.45%, in line with then current LIBOR rates. This hedging arrangement expired on June 16, 2008.

        The fair value of the interest rate collars resulted in an asset of $0.3 million and $4.0 thousand, at June 28, 2008 and December 29, 2007, respectively.

8.    Issuance of Preferred Stock and Common Stock Warrants in Connection with the Acquisition of Gristedes Store Leases

        On February 20, 2007, the Company entered into an agreement to acquire up to eight leases from the Gristedes supermarket chain for certain locations in the borough of Manhattan, New York City. As of June 28, 2008, the Company had completed the lease acquisitions for six of the former Gristedes stores. The Company has opened stores at five of the six former Gristedes stores and expects to open the sixth store during the second half of 2008. The acquisition of these leases has been funded through the issuance of $39.4 million of preferred stock and common stock warrants. The Company's agreement with Gristedes has expired and the Company is not obligated to acquire the balance of the leases.

        On March 27, 2007, certain affiliates of Oak Hill Capital Partners L.P. made an equity commitment of $39.4 million in the form of Series A preferred stock and warrants to acquire approximately 11% (on a fully diluted basis) of the Company's common stock at an exercise price of $75.00 per share. The proceeds from this capital infusion were used, in part, to acquire the Gristedes leases and to fund certain other capital expenditures. The funds raised through this commitment in excess of funds needed for the acquisition were used to fund the Company's normal capital spending, fund new store openings or to reduce the Company's outstanding debt. The first portion of this equity commitment of $13.0 million was funded on March 27, 2007 and the balance of the $39.4 million commitment, in which certain members of senior management also elected to participate, was funded on June 28, 2007. The preferred stock has a 12-year mandatory redemption date from the issuance date and provides for an annual cash dividend of 10% payable quarterly subject to being declared by the Board of Directors. To the extent the dividends are not paid in cash, the dividends will cumulate on a quarterly basis to the extent not paid quarterly. The dividends are recorded within interest expense on the Statement of Operations. Under the agreements governing its indebtedness, the Company is not currently permitted to pay such dividends in cash. As of June 28, 2008 and December 27, 2007, the Company had accrued unpaid dividends of $4.5 million and $2.4 million, respectively.

        Each of the 525,334 shares of Series A preferred stock is immediately redeemable without penalty, at the Company's option prior to the mandatory redemption date, at a liquidation preference of $75.00 per share plus any accrued but unpaid dividends as of the redemption date. The Company has the

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

8.    Issuance of Preferred Stock and Common Stock Warrants in Connection with the Acquisition of Gristedes Store Leases (Continued)

right, at its option, immediately prior to an initial public offering (IPO), to require holders of the preferred stock to convert all (but not less than all) of such shares into a number of shares of the Company's common stock equal to the liquidation preference for such shares of preferred stock, divided by the price per share of the Company's common stock set forth in the final prospectus to be used in connection with the IPO. Upon the occurrence of a change in control, the Company will be required to redeem all outstanding shares of the Series A preferred stock at a redemption price per share of $75.00 per share plus accrued and unpaid dividends.

        The warrants are exercisable initially to purchase an aggregate of up to 384,174 shares of the Company's common stock. The purchase price for each share of the Series A preferred stock is $75.00 per share, and warrants are exercisable for the Company's common stock at a price per share of $75.00, subject to certain adjustments.

        In accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," the Company has recorded the portion of the proceeds that are attributable to the Series A preferred stock ($30.7 million) as a liability because of the mandatory redemption feature. The remaining amount of $8.4 million (net of $0.3 million of expenses) was ascribed to the warrants, based on a relative fair value basis, and is recorded within additional paid-in capital. The Company has also recorded a liability for the Series A preferred stock's mandatory redemption feature, which is considered a derivative financial instrument. The recorded liability for the Series A preferred stock's mandatory redemption feature was $3.3 million and $3.2 million at June 28, 2008 and December 29, 2007, respectively. Such liability is included in "Other non-current liabilities" on the Consolidated Balance Sheet.

9.    Fair Value

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

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

9.    Fair Value (Continued)

        A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The fair value estimates presented in the tables below are based on the information available to the Company as of June 28, 2008 and December 29, 2007.

Valuation Techniques

        At June 28, 2008, all of the Company's financial instruments had significant Level 3 inputs. The valuation approach used to calculate the fair value of the Series A preferred stock's mandatory redemption feature is a combination of future liquidity event probabilities, risk-adjusted returns, and a net present value analysis. The valuation methodology applied to the profits interest is based on a Monte Carlo simulation, which estimates the fair value of the profits interest based on several inputs, including the fair value of the Company's equity, future liquidity event probabilities and the expected volatility of the underlying equity value. The interest rate collar is valued using models that contain observable market data as well as models that have non-observable inputs, such as assumptions regarding the future performance of the underlying assets. The guarantees for assigned store leases are valued using a probability weighted net present value analysis which considers the probability of future events which may cause the Company to fulfill the guarantees.

Fair Value on a Recurring Basis

        The assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations. As required by SFAS No. 157, the assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (dollars in thousands). The amounts representing liabilities are denoted in parentheses in the tables below.

	Level 1	Level 2	Level 3	Total
Series A Preferred stock—mandatory redemption feature	$—	$—	$(3,290)	$(3,290)
Profits interest	—	—	(1,671)	(1,671)
Interest rate collar	—	—	284	284
Guarantees	—	—	(583)	(583)

Total	$—	$—	$(5,260)	$(5,260)

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

9.    Fair Value (Continued)

        The table presented below summarizes the change in balance sheet carrying values associated with the Company's Level 3 assets and liabilities recorded at fair value on a recurring basis during the thirteen weeks ended June 28, 2008 (dollars in thousands).

	Preferred Stock Mandatory Redemption Feature(1)	Profits Interest	Interest Rate Collars, net	Guarantees(2)	Total
Balance at March 29, 2008	$(4,865)	$(1,671)	$(212)	$(100)	$(6,848)
Gains/(Losses)—
Included in net loss	1,575	—	—	(483)	1,092
Included in other comprehensive loss	—	—	496	—	496
Transfers	—	—	—	—	—

Balance at June 28, 2008	$(3,290)	$(1,671)	$284	$(583)	$(5,260)

The amount of gains/(losses) for the period included in net loss and attributable to the change in unrealized gains/(losses) for assets and liabilities still held at June 28, 2008.	$1,575	$—	$—	$(483)	$1,092

        The table presented below summarizes the change in balance sheet carrying values associated with the Company's Level 3 assets and liabilities recorded at fair value on a recurring basis during the twenty-six weeks ended June 28, 2008 (dollars in thousands).

	Preferred Stock Mandatory Redemption Feature(1)	Profits Interest	Interest Rate Collars, net	Guarantees(2)	Total
Balance at December 29, 2007	$(3,173)	$(1,671)	$4	$—	$(4,840)
Gains/(Losses)—
Included in net loss	(117)	—	—	(583)	(700)
Included in other comprehensive loss	—	—	280	—	280
Transfers	—	—	—	—	—

Balance at June 28, 2008	$(3,290)	$(1,671)	$284	$(583)	$(5,260)

The amount of gains/(losses) for the period included in net loss and attributable to the change in unrealized gains/(losses) for assets and liabilities still held at June 28, 2008.	$(117)	$—	$—	$(583)	$(700)

(1)
The unrealized gains/(losses) for the thirteen and twenty-six weeks ended June 28, 2008 are included within interest expense.

(2)
The unrealized losses for the thirteen and twenty-six weeks ended June 28, 2008 are included within selling, general and administrative expenses.

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

10.    Other Expenses

        The table below provides detail of other expenses for the thirteen and twenty-six weeks ended June 28, 2008 and June 30, 2007 (dollars in thousands).

	13 Weeks Ended		26 Weeks Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Closed Store Costs	$1,919	$660	$2,117	$2,349
Former CEO (Mr. Cuti) Matters	1,018	1,403	1,300	3,807
Oak Hill Management Fees	313	313	625	625
Accounting Investigation	—	1,798	—	2,183
Other	—	49	107	277

Total Other Expenses	$3,250	$4,223	$4,149	$9,241

        In the normal course of its business, the Company closes underperforming locations. In accordance with the provisions of SFAS No. 146, "Accounting for the Costs Associated with Exit or Disposal Activities," the Company establishes reserves for closed store costs anticipated to be incurred in connection with such closings. See Note 5 for a discussion of these reserves. See Note 12 for a discussion of the costs relating to accounting investigations and the proceedings relating to Mr. Cuti. The Oak Hill management fee is payable quarterly.

11.    Income Taxes

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

        As a result of the Company's significant losses incurred in 2007 and 2006 and its anticipated future performance based on projections, the Company evaluated the need to record a valuation allowance against its net deferred tax assets as part of the 2007 tax provision accounting procedures. The evaluation undertaken included a review of the individual deferred tax components and a corresponding analysis of the anticipated time period during which the temporary differences giving rise to deferred tax assets and liabilities would reverse. Based on the results of this analysis, the Company determined that, except for two specific items, all deferred tax assets and liabilities were expected to reverse within the same period. The non-reversing items totaled $29.2 million and included post-2004 goodwill of $8.3 million and the deferred tax liability of $20.9 million associated with the trade name. Because these items are not amortized for financial statement purposes, a reversal of the corresponding deferred tax liability is not expected to occur within the expiration period.

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

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

11.    Income Taxes (Continued)

        During the thirteen and twenty-six weeks ended June 28, 2008, the Company incurred additional pre-tax losses of $11.6 million and $31.6 million, respectively, and recorded incremental valuation allowances of $4.7 million and $13.4 million, respectively. At June 28, 2008, the Company had approximately $166.1 million of gross deferred tax assets, approximately $71.3 million of gross deferred tax liabilities and had recorded a cumulative valuation allowance of $125.4 million. The tax expense reported during the thirteen and twenty-six weeks ended June 28, 2008 and June 30, 2007 primarily resulted from the deferred tax liabilities generated by non-amortizable goodwill.

        During the thirteen and twenty-six weeks ended June 28, 2008, there were no material changes to the Company's uncertain tax positions.

        In June 2008, the examination of Duane Reade Inc.'s New York State Franchise Tax filings for the 2001 through 2003 tax years was completed. The amounts paid to New York state were previously accrued and were not material to the Company's consolidated financial statements.

        The Company reflects interest charges incurred in connection with audit settlements as interest expense; however, if any tax-related penalties were to be incurred, such amounts would be recorded as a component of the income tax provision.

12.    Commitments and Contingencies

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

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

12.    Commitments and Contingencies (Continued)

        In November 2004, Duane Reade Inc. was served with a purported class action complaint, Damassia v. Duane Reade Inc. The lawsuit was filed in the U.S. District Court for the Southern District of New York. The complaint alleges that, from the period beginning November 1998, the Company incorrectly gave some employees the title "Assistant Manager," in an attempt to avoid paying these employees overtime, in contravention of the Fair Labor Standards Act and New York law. The complaint seeks twice an unspecified amount of unpaid wages. In May 2008, the court certified this case as a class action. The Company believes this claim to be without merit, and the Company intends to defend itself against this claim. However, due to the uncertainty of litigation, there can be no assurance as to the ultimate outcome of this matter.

        In April 2006, the Company was served with a purported class action complaint, Chowdhury v. Duane Reade Inc. and Duane Reade Holdings, Inc. The complaint alleges that, from a period beginning March 2000, the Company incorrectly classified certain employees in an attempt to avoid paying overtime to such employees, thereby violating the Fair Labor Standards Act and New York law. In May 2008, the court certified this case as a class action. The complaint seeks an unspecified amount of damages. The Company believes this claim to be without merit and intends to vigorously defend itself against this claim. However, due to the inherent uncertainty of litigation, there can be no assurance as to the ultimate outcome of this matter.

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

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

12.    Commitments and Contingencies (Continued)

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

        On May 25, 2007, the United States Attorney's Office for the Southern District of New York filed an application requesting that the arbitrator stay further proceedings in the arbitration, including discovery, pending further developments in its criminal investigation of Mr. Cuti. Following briefing by the parties on the application, the arbitrator entered an order staying the arbitration proceedings. The stay has been extended from time to time and is currently in effect until September 19, 2008.

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

12.    Commitments and Contingencies (Continued)

Other

        In connection with the assignment of certain store leases to third parties, the Company continues to guarantee lease obligations for eight former stores. The respective purchasers have assumed the Company's obligations under these leases and are primarily liable for these obligations. Although the Company believes it to be unlikely, assuming that each respective purchaser became insolvent, management estimates that the Company could settle these remaining lease obligations for amounts substantially less than the aggregate remaining obligation of $34.1 million as of June 28, 2008. The obligations are for varying terms dependent upon the respective lease, the longest of which lasts through January 15, 2028.

13.    Subsequent Event

        On July 23, 2008, the Company's CEO purchased 20,000 shares of Duane Reade Holdings, Inc. common stock at a price of $100 per share. The proceeds from the stock issuance are expected to be used for general corporate purposes, including to fund normal capital spending, fund new store openings and/or reduce the Company's outstanding debt.

14.    Condensed Consolidating Interim Financial Information of Subsidiary Guarantors and Co-Obligors

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

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Operations (Unaudited)

For the 13 weeks ended June 28, 2008

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$—	$—	$451,395	$10,802	$(10,802)	$451,395
Cost of sales (exclusive of depreciation and amortization shown separately below)	—	—	311,960	—	—	311,960

Gross profit	—	—	139,435	10,802	(10,802)	139,435
Selling, general & administrative expenses	—	—	134,179	117	(15,800)	118,496
Depreciation and amortization	—	—	17,674	—	—	17,674
Store pre-opening expense	—	—	200	—	—	200
Other expenses	—	—	3,250	—	—	3,250

Operating (loss) income	—	—	(15,868)	10,685	4,998	(185)
Equity earnings in affiliates	12,078	12,078	—	285	(24,441)	—
Interest expense (income), net	—	—	11,375	(4,998)	4,998	11,375

Income (loss) before income taxes	(12,078)	(12,078)	(27,243)	15,398	24,441	(11,560)
Income taxes (benefit)	—	—	1,221	(703)	—	518

Net income (loss)	$(12,078)	$(12,078)	$(28,464)	$16,101	$24,441	$(12,078)

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Operations (Unaudited)

For the 13 weeks ended June 30, 2007

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$—	$—	$431,930	$10,407	$(10,407)	$431,930
Cost of sales (exclusive of depreciation and amortization shown separately below)	—	—	300,868	—	—	300,868

Gross profit	—	—	131,062	10,407	(10,407)	131,062
Selling, general & administrative expenses	—	—	130,064	142	(17,147)	113,059
Depreciation and amortization	—	—	18,416	—	—	18,416
Store pre-opening expense	—	—	—	—	—	—
Other expenses	—	—	4,223	—	—	4,223

Operating (loss) income	—	—	(21,641)	10,265	6,740	(4,636)
Equity earnings in affiliates	20,137	20,137	—	379	(40,653)	—
Interest expense (income), net	—	—	14,645	(6,740)	6,740	14,645

Income (loss) before income taxes	(20,137)	(20,137)	(36,286)	16,626	40,653	(19,281)
Income taxes (benefit)	—	—	1,611	(755)	—	856

Net income (loss)	$(20,137)	$(20,137)	$(37,897)	$17,381	$40,653	$(20,137)

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Operations (Unaudited)

For the 26 weeks ended June 28, 2008

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$—	$—	$878,532	$21,175	$(21,175)	$878,532
Cost of sales (exclusive of depreciation and amortization shown separately below)	—	—	606,405	—	—	606,405

Gross profit	—	—	272,127	21,175	(21,175)	272,127
Selling, general & administrative expenses	—	—	268,595	237	(32,382)	236,450
Depreciation and amortization	—	—	35,593	—	—	35,593
Store pre-opening expense	—	—	247	—	—	247
Other expenses	—	—	4,149	—	—	4,149

Operating (loss) income	—	—	(36,457)	20,938	11,207	(4,312)
Equity earnings in affiliates	33,071	33,071	—	667	(66,809)	—
Interest expense (income), net	—	—	27,281	(11,207)	11,207	27,281

Income (loss) before income taxes	(33,071)	(33,071)	(63,738)	31,478	66,809	(31,593)
Income taxes (benefit)	—	—	2,982	(1,504)	—	1,478

Net income (loss)	$(33,071)	$(33,071)	$(66,720)	$32,982	$66,809	$(33,071)

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Operations (Unaudited)

For the 26 weeks ended June 30, 2007

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$—	$—	$846,318	$20,406	$(20,406)	$846,318
Cost of sales (exclusive of depreciation and amortization shown separately below)	—	—	593,454	—	—	593,454

Gross profit	—	—	252,864	20,406	(20,406)	252,864
Selling, general & administrative expenses	—	—	259,908	227	(33,540)	226,595
Depreciation and amortization	—	—	36,453	—	—	36,453
Store pre-opening expense	—	—	150	—	—	150
Other expenses	—	—	9,241	—	—	9,241

Operating (loss) income	—	—	(52,888)	20,179	13,134	(19,575)
Equity earnings in affiliates	50,671	50,671	—	854	(102,196)	—
Interest expense (income), net	—	—	29,080	(13,134)	13,134	29,080

Income (loss) before income taxes	(50,671)	(50,671)	(81,968)	32,459	102,196	(48,655)
Income taxes (benefit)	—	—	3,396	(1,380)	—	2,016

Net income (loss)	$(50,671)	$(50,671)	$(85,364)	$33,839	$102,196	$(50,671)

DUANE READE HOLDINGS, INC.

Condensed Consolidating Balance Sheet (Unaudited)

As of June 28, 2008

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Assets
Current assets
Cash	$—	$—	$1,363	$9	$—	$1,372
Receivables	—	—	48,564	—	—	48,564
Due from affiliates	—	77,670	107,684	(16)	(185,338)	—
Inventories	—	—	208,742	—	—	208,742
Deferred income taxes	—	1,140	5,049	(6,189)	—	—
Prepaid expenses and other assets	—	—	11,806	—	—	11,806

Total current assets		78,810	383,208	(6,196)	(185,338)	270,484
Investment in affiliates	(79,484)	(79,494)	—	(3,322)	162,300	—
Property and equipment	—	—	192,116	—	—	192,116
Goodwill	—	—	70,099	—	—	70,099
Deferred income taxes	—	1,645	9,032	(10,677)	—	—
Other assets	—	—	140,980	444,627	(398,395)	187,212

Total assets	$(79,484)	$961	$795,435	$424,432	$(421,433)	$719,911

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$—	$—	$73,553	$—	$—	$73,553
Due to affiliates	—	—		185,336	(185,336)	—
Accrued interest	—	—	8,656	—	—	8,656
Accrued expenses	—	2,629	43,208	—	—	45,837
Current portion of debt	—	—	142,199	—	—	142,199
Current portion of capital lease obligation	—	—	4,239	—	—	4,239

Total current liabilities	—	2,629	271,855	185,336	(185,336)	274,484
Long term debt			803,428		(398,395)	405,033
Capital lease obligation, less current portion	—	—	3,295	—	—	3,295
Deferred income taxes	—	76,261	(75,867)	27,510	—	27,904
Redeemable preferred stock	31,112	32,679	32,659	—	(62,225)	34,225
Other non-current liabilities	—	—	80,467	—	—	80,467

Total liabilities	31,112	111,569	1,115,837	212,846	(645,956)	825,408

Stockholders' equity (deficit)
Common stock	26	—	—	—	—	26
Paid-in-capital	247,520	247,535	252,360	2,395	(497,476)	252,334
Accumulated other comprehensive income	—	—	284	—	—	284
Retained earnings (deficit)	(358,142)	(358,143)	(573,046)	209,191	721,999	(358,141)

Total stockholders' equity (deficit)	(110,596)	(110,608)	(320,402)	211,586	224,523	(105,497)

Total liabilities and stockholders' equity (deficit)	$(79,484)	$961	$795,435	$424,432	$(421,433)	$719,911

DUANE READE HOLDINGS, INC.

Condensed Consolidating Balance Sheet (Unaudited)

As of December 29, 2007

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Assets
Current assets
Cash	$—	$—	$1,343	$37	$—	$1,380
Receivables	—	—	55,707	—	—	55,707
Due from affiliates	—	78,621	106,656	61	(185,338)	—
Inventories	—	—	211,678	—	—	211,678
Deferred income taxes	—	1,140	5,049	(6,189)	—	—
Prepaid expenses and other assets	—	—	13,205	—	—	13,205

Total current assets	—	79,761	393,638	(6,091)	(185,338)	281,970
Investment in affiliates	(46,423)	(46,423)	—	(2,655)	95,501	—
Property and equipment	—	—	195,740	—	—	195,740
Goodwill	—	—	70,099	—	—	70,099
Deferred income taxes	—	1,645	9,032	(10,677)	—	—
Other assets	—	—	148,448	412,377	(366,145)	194,680

Total assets	$(46,423)	$34,983	$816,957	$392,954	$(455,982)	$742,489

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$—	$—	$75,769	$—	$—	$75,769
Due to affiliates	—	—	—	185,336	(185,336)	—
Accrued interest	—	—	9,158	—	—	9,158
Accrued expenses	—	1,712	41,374	—	—	43,086
Current portion of debt	—	—	141,352	—	—	141,352
Current portion of capital lease obligation	—	—	3,994	—	—	3,994

Total current liabilities	—	1,712	271,647	185,336	(185,336)	273,359
Long term debt	—	—	771,177	—	(366,145)	405,032
Capital lease obligation, less current portion	—	—	5,475	—	—	5,475
Deferred income taxes	—	77,258	(78,849)	29,014	—	27,423
Redeemable preferred stock	31,113	31,113	31,786	—	(62,226)	31,786
Other non-current liabilities	—	2,436	70,301	—	—	72,737

Total liabilities	31,113	112,519	1,071,537	214,350	(613,707)	815,812

Stockholder's equity (deficit)
Common stock	26	—	—	—	—	26
Paid-in-capital	247,509	247,535	251,743	2,395	(497,466)	251,716
Accumulated other comprehensive income	—	—	4	—	—	4
Retained earnings (deficit)	(325,071)	(325,071)	(506,327)	176,209	655,191	(325,069)

Total stockholders' equity (deficit)	(77,536)	(77,536)	(254,580)	178,604	157,725	(73,323)

Total liabilities and stockholders' equity (deficit)	$(46,423)	$34,983	$816,957	$392,954	$(455,982)	$742,489

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the 26 weeks ended June 28, 2008

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Cash flows provided by (used in) operating activities:
Net (loss) income	$(33,071)	$(33,071)	$(66,720)	$32,982	$66,809	$(33,071)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	37,418	—	—	37,418
Deferred income taxes	—	(79)	2,982	(1,504)	—	1,399
Non-cash rent expense	—	—	5,816	—	—	5,816
Non-cash interest expense on redeemable preferred stock	—	—	2,556	—	—	2,556
Other non-cash expense	—	—	153	—	—	153
Equity in income of subsidiaries	33,071	33,071	—	667	(66,809)	—
Changes in operating assets and liabilities:
Receivables	—	951	6,115	77	—	7,143
Inventories	—	—	2,936	—	—	2,936
Prepaid and other current assets	—	—	1,400	—	—	1,400
Accounts payable	—	—	(2,216)	—	—	(2,216)
Accrued expenses	—	(2)	1,375	—	—	1,373
Other assets and liabilities, net	—	(870)	34,980	(32,250)	—	1,860

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	—	—	26,795	(28)	—	26,767

Cash flows used in investing activities:
Capital expenditures	—	—	(16,321)	—	—	(16,321)
Lease acquisition and other costs	—	—	(10,169)	—	—	(10,169)
Proceeds from sale of property	—	—	525	—	—	525

NET CASH USED IN INVESTING ACTIVITIES	—	—	(25,965)	—	—	(25,965)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	—	1,026,877	—	—	1,026,877
Repayments of revolving credit facility	—	—	(1,026,030)	—	—	(1,026,030)
Capital contributions	—	—	278	—	—	278
Issuance of preferred stock	—	—	—	—	—	—
Deferred financing costs	—	—	—	—	—	—
Repayments of capital lease obligations	—	—	(1,935)	—	—	(1,935)

NET CASH USED IN FINANCING ACTIVITIES	—	—	(810)	—	—	(810)

Net change in cash	—	—	20	(28)	—	(8)
Cash at beginning of period	—	—	1,343	37	—	1,380

Cash at end of period	$—	$—	$1,363	$9	$—	$1,372

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the 26 weeks ended June 30, 2007

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Cash flows used in operating activities:
Net (loss) income	$(50,671)	$(50,671)	$(85,364)	$33,839	$102,196	$(50,671)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	38,281	—	—	38,281
Deferred income taxes	—	(108)	3,396	(1,380)	—	1,908
Non-cash rent expense	—	—	6,320	—	—	6,320
Non-cash interest expense on redeemable preferred stock	—	—	412	—	—	412
Other non-cash expense	—	—	2,264	—	—	2,264
Equity in income of subsidiaries	50,671	50,671	—	854	(102,196)	—
Changes in operating assets and liabilities:
Receivables	—	154	1,642	179	—	1,975
Inventories	—	—	(1,633)	—	—	(1,633)
Prepaid expenses and other current assets	—	—	442	—	—	442
Accounts payable	—	—	(2,552)	—	—	(2,552)
Accrued expenses	—	(46)	(4,468)	—	—	(4,514)
Other assets and liabilities, net	—	—	33,668	(33,475)		193

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	—	—	(7,592)	17	—	(7,575)

Cash flows used in investing activities:
Capital expenditures	—	—	(13,406)	—	—	(13,406)
Lease acquisition and other costs	—	—	(8,811)	—	—	(8,811)

NET CASH USED IN INVESTING ACTIVITIES	—	—	(22,217)	—	—	(22,217)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	—	1,006,854	—	—	1,006,854
Repayments of revolving credit facility	—	—	(1,017,073)	—	—	(1,017,073)
Capital contributions	—	—	2,457	—	—	2,457
Issuance of preferred stock	—	—	39,150	—	—	39,150
Deferred financing costs	—	—	(5)	—	—	(5)
Repayments of capital lease obligations	—	—	(1,604)	—	—	(1,604)

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	29,779	—	—	29,779

Net change in cash	—	—	(30)	17	—	(13)
Cash at beginning of period	—	—	1,370	25	—	1,395

Cash at end of period	$—	$—	$1,340	$42	$—	$1,382

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion regarding our financial condition and results of operations for the thirteen and twenty-six weeks ended June 28, 2008 and the thirteen and twenty-six weeks ended June 30, 2007 should be read in conjunction with the more detailed financial information contained in our consolidated financial statements and their notes as well as the Special Note Regarding Forward-Looking Statements that are contained elsewhere in this report.

        During the fourth quarter of 2007, we changed our method of accounting for store occupancy costs reflected on our statements of operations. The change resulted in a reclassification of the store occupancy costs previously included within cost of sales to selling, general and administrative expenses. We believe this change in accounting more closely aligns these store occupancy cost components to the nature of expenses included in our financial statement captions and improves the comparability of our financial statement presentation with industry peers. For the 13 weeks ended June 28, 2008 and June 30, 2007, the change in accounting resulted in a decrease to cost of sales of $41.1 million and $39.7 million, respectively, with a corresponding increase to gross profit and selling, general and administrative expenses. For the 26 weeks ended June 28, 2008 and June 30, 2007, the change in accounting resulted in a decrease to cost of sales of $82.5 million and $80.5 million, respectively, with a corresponding increase to gross profit and selling, general and administrative expenses. The change in accounting had no effect on the operating loss for any of the periods presented. This Management's Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the change in accounting for all periods presented.

General

        Our business consists of the sale of a wide variety of health and beauty care products, convenience-oriented food and general merchandise items and a pharmacy operation managed to supply customers with their prescription needs. We refer to the non-prescription portion of our business as front-end sales because most of these sales are processed through the front check-out sections of our stores. This portion of our business consists of brand name and private label items including health and beauty care items, food and beverages, tobacco products, housewares, greeting cards, photofinishing services, photo supplies, seasonal and general merchandise and other products. Health and beauty care products and convenience food represent our highest volume categories within front-end sales. The front-end portion of our business represented 54.3% and 54.4% of our net sales in the thirteen weeks and twenty-six weeks ended June 28, 2008, respectively, and 54.2% and 53.6% of our net sales in the thirteen weeks and twenty-six weeks ended June 30, 2007, respectively. The gross margins generated by our front-end business are generally higher as compared to the gross margins of our pharmacy or back-end business.

        Because of our numerous convenient locations in high-traffic commercial and residential areas and the lack of other convenience-oriented retailers in our core market areas, our front-end business is generally a larger proportion of our total sales than for other major conventional drugstore chains, whose front-end sales average between 30% and 40% of total sales. Over the last few years, pharmacy sales have experienced a slower rate of growth primarily due to reduced third party plan reimbursement rates, including State Medicaid and Medicare Part D plans. The lower Maximum Allowable Costs ("MAC") reimbursement rates by CMS, State Medicaid and third party plans have resulted in lower sales and margins on generic drugs. In addition, mandatory mail order plans have penetrated many prescription benefit management ("PBM") plans, and mail order intrusion into Medicare Part D plans has also had the effect of lowering sales. Our pharmacy sales include all items we sell by prescriptions filled at our retail locations and by our Mail Order/Specialty Pharmacy facility. In addition, we include in our pharmacy sales certain resales of retail pharmaceutical inventory. Sales processed through third party prescription plans represented approximately 93.3% and 93.2% of our prescription sales in the thirteen and twenty-six weeks ended June 28, 2008, respectively, and approximately 93.0% of our prescription sales in the thirteen and twenty-six weeks ended June 30, 2007.

        The Medicare Modernization Act created a new Medicare Part D benefit that expanded Medicare coverage of prescription drugs for senior citizens as well as for certain "dual eligible" individuals that were previously covered under state administered Medicaid plans. This Medicare coverage has resulted in decreased pharmacy margins resulting from lower reimbursement rates than our current margins on state Medicaid prescriptions as well as prescriptions that are not subject to third party reimbursement. The Medicare Part D program grew rapidly during 2007 and 2006 and has continued to grow in 2008 as more seniors become eligible and enroll for this coverage. For the thirteen and twenty-six weeks ended June 28, 2008, the Medicare Part D program represented approximately 12.6% of our retail pharmacy sales, as compared to 11.8% of retail pharmacy sales for the thirteen and twenty-six weeks ended June 30, 2007.

        State Medicaid programs which provide prescription benefits to low income households and individuals represented approximately 14.0% and 14.2% of our retail pharmacy sales for the thirteen weeks ended June 28, 2008 and June 30, 2007, respectively. During the twenty-six weeks ended June 28, 2008 and June 30, 2007, state Medicaid programs represented approximately 14.0% and 14.3%, respectively, of our retail pharmacy sales. Over the past several years, New York State reduced Medicaid and EPIC prescription reimbursement rates, adversely impacting our pharmacy gross margins. Under the Medicaid guidelines, providers cannot refuse to dispense prescriptions to Medicaid recipients who claim they do not have the means to pay the required co-payments. Most Medicaid recipients decline to make the co-payments, resulting in the requirement for the provider to absorb this cost.

        In April 2008, the New York State legislature enacted additional reimbursement reductions which became effective on July 1, 2008. The recently enacted legislation has resulted in changes to the Medicaid pharmacy reimbursement rates. These changes will apply to payments that are issued for services provided on and after July 1, 2008. Additionally, in July 2008, New York State increased the number of generic drugs subject to their MAC limitations. The MAC limitations effectively reduce the reimbursement received from New York State for the generic drugs and will adversely impact our pharmacy gross margins. We are currently assessing the extent of the adverse impact on our business from the new Medicaid reimbursement formula and the increased number of generic drugs subject to MAC limitations.

        In July 2007, the Centers for Medicare & Medicaid Services issued a final rule that may negatively affect our level of reimbursements for certain generic drugs by setting an upper limit on the amount of reimbursement for such drugs based on the "Average Manufacturer Price." As a result of a lawsuit brought by the National Association of Chain Drug Stores and the National Community Pharmacists Association to challenge the implementation of the new rule, a federal court temporarily enjoined the implementation of the new rule pending the outcome of the lawsuit and the lawsuit remains pending. In July 2008, Congress enacted H.R. 6331, the Medicare Improvements for Patients and Providers Act of 2008 ("MIPPA"). President Bush subsequently vetoed MIPPA and, on July 15, 2008, Congress overrode President Bush's veto. MIPPA delayed the implementation of the use of Average Manufacturer Price with respect to payments made by State Medicaid Plans for multiple source generic drugs until September 30, 2009. MIPPA also prohibited the Secretary of Health and Human Services from making public any Average Manufacturer Price information that was previously disclosed to the Secretary of Health and Human Services. The outcomes of the lawsuit and the impact of MIPPA are uncertain at this time, so we currently are unable to determine what effect the new rule will ultimately have on our business.

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

        We are also impacted by legislation to increase the minimum hourly wages. New York State increased the minimum hourly wage from $5.15 to $6.00 on January 1, 2005, to $6.75 on January 1, 2006, and again to $7.15 on January 1, 2007. New Jersey increased the minimum hourly wage from $5.15 to $6.15 on October 1, 2005 and again to $7.15 on October 1, 2006. In addition, the federal minimum hourly wage increased to $6.55 in July 2008 and the U.S. Congress passed legislation that will result in a federal minimum hourly wage increase to $7.25 in July 2009. While these increases have impacted our cost of labor, we have, and believe we can continue to, offset a significant portion of these cost increases through initiatives designed to further improve our labor efficiency.

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

Considerations Related to Operating in the New York City Marketplace

        We operate all of our stores in the New York City metropolitan area. As a result, our performance will be substantially affected by economic conditions and other factors affecting the region such as the regulatory environment, cost of energy, real estate, insurance, taxes and rent, weather, demographics, availability of labor and geopolitical factors such as terrorism.

        The level of national economic activity as measured by a number of recent key economic indicators has shown a slowing economy that may potentially lead to a recession in 2008 or 2009. The New York City economy may be particularly susceptible to a downturn because of difficulties encountered in the financial services industry. The June 2008 unemployment data for New York City indicated an unemployment rate of 5.4%, compared to a national rate of 5.5%. In comparison, the March 2008 unemployment data for New York City indicated an unemployment rate of 4.5%, compared to a national rate of 5.1%. Our sales and profitability have in the past been impacted by events and other factors that affect New York City. Furthermore, to the extent that personal disposable income declines as a result of falling housing prices, increased energy costs or other macroeconomic factors, we could experience lower profit margins, lower sales (particularly in front-end merchandise) and increased levels of shrink.

Certain Line Items Presented

         Net sales:    Net sales include all front-end and pharmacy sales as well as certain resales of retail pharmaceutical inventory that are required to be reported on a gross basis in accordance with Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." We refer to net sales excluding such resale activity as "net retail sales" and pharmacy sales excluding such resale activity as "pharmacy net retail sales." "Same-store sales" represent sales for stores that have been open for at least 13 months and exclude any resale activity.

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

Results of Operations

The Thirteen Weeks Ended June 28, 2008 as Compared to the Thirteen Weeks Ended June 30, 2007

        For the second quarter of 2008, we achieved net sales of $451.4 million and incurred a net loss of $12.1 million, as compared to net sales of $431.9 million and a net loss of $20.1 million in the second quarter of the previous year. Pharmacy resale activity included in net sales was $19.3 million in the second quarter of 2008, compared to $15.7 million in the previous year. The improvement in our net loss is primarily attributable to the following factors:

  •
  An increase in gross margin of $8.4 million that was primarily attributable to higher front-end store sales, improved front-end selling margins, increased pharmacy margins due to higher rates of generic utilization and reduced levels of inventory losses due to front-end shrink.

  •
  A decrease in interest expense of $3.3 million resulting from lower interest rates applicable to our variable rate debt, lower borrowing levels on our amended asset-based revolving loan facility and a favorable $1.6 million non-cash fair value adjustment for the preferred stock's mandatory redemption feature, which is considered a derivative financial instrument.

  •
  An decrease in other expenses of $1.0 million, primarily due to the cessation of costs associated with the audit committee investigations which were completed in 2007, as well as a reduction in costs relating to a former CEO (Mr. Cuti). The decreases were partially offset by additional closed store costs incurred during the second quarter of 2008.

  •
  A decrease in depreciation and amortization expenses of $0.7 million due to a reduction in the number of stores and the timing of the opening of new stores.

        The positive impact of these items was partially offset by an increase in selling, general and administrative expenses of $5.4 million, primarily due to higher executive recruitment related costs, increased labor costs at our stores to support the increased sales, additional administrative payroll and benefit costs due to increased staffing and an increase in store occupancy costs due to the timing of the opening of new stores.

        The following sets forth the results of operations for the periods indicated:

	For the 13 Weeks Ended
	June 28, 2008		June 30, 2007
	Dollars	% of Sales	Dollars	% of Sales
	In thousands, except percentages
Net sales	$451,395	100.0%	$431,930	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	311,960	69.1	300,868	69.7

Gross profit	139,435	30.9	131,062	30.3
Selling, general & administrative expenses	118,496	26.3	113,059	26.2
Depreciation and amortization	17,674	3.9	18,416	4.3
Store pre-opening expenses	200	0.0	—	0.0
Other expenses	3,250	0.7	4,223	1.0

Operating loss	(185)	(0.1)	(4,636)	(1.1)
Interest expense, net	11,375	2.5	14,645	3.4

Loss before income taxes	(11,560)	(2.6)	(19,281)	(4.5)
Income taxes	518	0.1	856	0.2

Net loss	$(12,078)	(2.7)%	$(20,137)	(4.7)%

        Net sales were $451.4 million in the thirteen weeks ended June 28, 2008, representing an increase of 4.5% as compared to net sales of $431.9 million in the thirteen weeks ended June 30, 2007. Resale activity accounted for 0.8% of the increase, while an increase in retail store sales represented the remaining 3.7%. Total same-store sales increased by 4.7% over the second quarter of last year.

        Pharmacy sales increased from $197.8 million in the second quarter of 2007 to $206.5 million in the second quarter of 2008, an increase of 4.4%, and represented 45.7% of total sales, as compared with 45.8% of total sales in the second quarter of 2007. Resale activity accounted for 1.9% of the sales increase, while retail sales accounted for the remaining 2.5% of the increase. Pharmacy same-store sales increased by 3.6% from last year, and third-party reimbursed pharmacy sales represented 93.3% of total prescription sales, compared to 93.0% in the second quarter of 2007. The switch of Zyrtec, a prescription allergy medication, to over-the-counter status negatively impacted pharmacy same-store sales by 0.7%. The percentage of generic drugs dispensed increased by 4.0% over the prior year, negatively impacting the pharmacy same-store sales increase by approximately 3.6%. Generic drugs generally have lower retail sales prices but are more profitable than branded drugs.

        Front-end sales increased from $234.1 million in the second quarter of 2007 to $244.9 million in the second quarter of 2008, an increase of 4.6%, and represented 54.3% of total sales, as compared to 54.2% of total sales in the second quarter of 2007. Front-end same-store sales increased by 5.6%, primarily due to the continued strong performance in the food and beverage categories, over-the-counter products and health and beauty items. The aforementioned switch of Zyrtec to over-the-counter status positively impacted front-end same-store sales by approximately 0.6%. The front-end sales figure was adversely impacted by approximately 0.5% due to the shift of Easter holiday sales into the first quarter this year from last year's second quarter. In addition, in June 2008 we raised the sales price on our cigarettes commensurate with an increase in cigarette excise taxes in New York State and New York City. Although such additional sales do not result in any additional profit to us, the increase in the sales price on our cigarettes positively impacted front-end same-store sales by 0.3% during the second quarter of 2008.

        During the thirteen weeks ended June 28, 2008, we opened four new stores and closed five stores as compared to one store closed and no stores opened during the thirteen weeks ended June 30, 2007. At June 28, 2008, we operated 241 stores, as compared to 244 stores at June 30, 2007 and 242 stores at December 29, 2007.

        Cost of sales as a percentage of net sales was 69.1% and 69.7% in the second quarters of 2008 and 2007, respectively, resulting in gross profit margins of 30.9% and 30.3% in each respective period. Cost of sales also includes a LIFO provision of $0.8 million and $0.6 million during the thirteen weeks ended June 28, 2008 and June 30, 2007, respectively. The improvement in gross profit margin reflects the impact of improved front-end selling margins resulting from a more favorable sales mix of higher profit margin products, increased pharmacy margins due to higher rates of generic utilization and reductions in the level of front-end inventory shrink losses.

        Selling, general and administrative expenses were $118.5 million, or 26.3% of net sales, and $113.1 million, or 26.2% of net sales, in the second quarter of 2008 and 2007, respectively. The increase in the 2008 expense percentage as compared to 2007 was primarily due to higher executive recruitment related costs.

        Depreciation and amortization of property and equipment and intangible assets was $17.7 million in the second quarter of 2008, as compared to $18.4 million in the second quarter of 2007. The net decrease reflects a reduction in the number of stores and the timing of the opening of new stores.

        We incurred $0.2 million of store pre-opening expenses in the second quarter of 2008 attributable to the opening of four stores and no store pre-opening expenses in the second quarter of 2007.

        In the second quarter of 2008, other expenses included costs associated with closed stores ($1.9 million), costs associated with matters related to a former CEO (Mr. Cuti) ($1.0 million) and Oak Hill management fees ($0.3 million). During the second quarter of 2007, other expenses included costs associated with the audit committee investigations and various other matters related to Mr. Cuti ($3.2 million), costs associated with closed stores ($0.7 million) and Oak Hill management fees ($0.3 million).

        Net interest expense for the second quarter of 2008 was $11.4 million, as compared to $14.6 million in the second quarter of 2007. This decrease was primarily attributable to lower interest rates applicable to our variable rate debt, lower borrowing levels on our amended asset-based revolving loan facility and a favorable $1.6 million non-cash fair value adjustment for the preferred stock's mandatory redemption feature, which is considered a derivative financial instrument. At June 30, 2008, the weighted average interest rate on our variable rate outstanding debt was 6.12%, as compared to a weighted average rate of 8.67% at June 30, 2007.

        In the second quarter of 2008, we recorded an income tax provision of $0.5 million, reflecting an estimated effective tax rate of 4.5%. This expense is inclusive of an incremental valuation allowance of $4.7 million that largely offset the tax benefit generated by our operating loss in the quarter. In the comparable second quarter of 2007, we recorded an income tax provision of $0.9 million, reflecting an estimated effective tax rate of 4.4%. This expense is inclusive of an incremental valuation allowance of $12.9 million that largely offset the tax benefit generated by our operating loss in the quarter. The valuation allowances reflect the significant losses incurred in each period, as well as the anticipated financial performance over the next several years and the unlikelihood of recognizing the future tax benefits of our accumulated losses.

The Twenty-Six Weeks Ended June 28, 2008 as Compared to the Twenty-Six Weeks Ended June 30, 2007

        For the first six months of 2008, we achieved net sales of $878.5 million and incurred a net loss of $33.1 million, as compared to net sales of $846.3 million and a net loss of $50.7 million in the first six months of the previous year. Pharmacy resale activity included in net sales was $31.5 million in the first six months of 2008, compared to $30.1 million in the previous year. The improvement in our net loss is primarily attributable to the following factors:

  •
  An increase in gross margin of $19.3 million that was primarily attributable to increased sales and improvements in both front-end and pharmacy selling margins.

  •
  A decrease in other expenses of $5.1 million, primarily due to the cessation of costs associated with the audit committee investigations which were completed in 2007, as well as a reduction in costs relating to the arbitration matter of a former CEO (Mr. Cuti).

  •
  A decrease in interest expense of $1.8 million resulting from lower interest rates applicable to our variable rate debt and lower borrowing levels on our amended asset-based revolving loan facility.

  •
  A decrease in depreciation and amortization expenses of $0.9 million due to a reduction in the number of stores and the timing of the opening of new stores.

        The positive impact of these items was partially offset by an increase in selling, general and administrative expenses of $9.9 million, primarily due to increased labor costs at our stores to support the increased sales, additional administrative payroll and benefit costs due to increased staffing, recruitment and relocation fees paid in connection with the hiring of senior management executives and an increase in store occupancy costs due to the timing of the opening of new stores.

        The following sets forth the results of operations for the periods indicated:

	For the 26 Weeks Ended
	June 28, 2008		June 30, 2007
	Dollars	% of Sales	Dollars	% of Sales
	In thousands, except percentages
Net sales	$878,532	100.0%	$846,318	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	606,405	69.0	593,454	70.1

Gross profit	272,127	31.0	252,864	29.9
Selling, general & administrative expenses	236,450	26.9	226,595	26.8
Depreciation and amortization	35,593	4.1	36,453	4.3
Store pre-opening expenses	247	0.0	150	0.0
Other expenses	4,149	0.5	9,241	1.1

Operating loss	(4,312)	(0.5)	(19,575)	(2.3)
Interest expense, net	27,281	3.1	29,080	3.4

Loss before income taxes	(31,593)	(3.6)	(48,655)	(5.7)
Income taxes	1,478	0.2	2,016	0.2

Net loss	$(33,071)	(3.8)%	$(50,671)	(5.9)%

        Net sales were $878.5 million in the twenty-six weeks ended June 28, 2008, representing an increase of 3.8% as compared to net sales of $846.3 million in the twenty-six weeks ended June 30, 2007. Resale activity accounted for 0.2% of the increase, while an increase in retail store sales represented the remaining 3.6%. Total same-store sales increased by 4.6% over the first half of last year.

        Pharmacy sales increased from $392.7 million in the first half of 2007 to $400.7 million in the first half of 2008, an increase of 2.0%, and represented 45.6% of total sales, as compared with 46.4% of total sales in the first half of 2007. Resale activity accounted for 0.4% of the sales increase, while retail sales accounted for the remaining 1.6% of the increase. Pharmacy same-store sales increased by 2.5% from last year, and third-party reimbursed pharmacy sales represented 93.2% of total prescription sales, compared to 93.0% in the first half of 2007. The percentage of generic drugs dispensed increased by 4.4% over the prior year, negatively impacting the pharmacy same-store sales increase by approximately 3.9%. Generic drugs generally have lower retail sales prices but are more profitable for us than branded drugs.

        Front-end sales increased from $453.6 million in the first half of 2007 to $477.8 million in the first half of 2008, an increase of 5.3%, and represented 54.4% of total sales, as compared to 53.6% of total sales in the first half of 2007. Front-end same-store sales increased by 6.3%, primarily due to the continued strong performance in the food and beverage categories, over-the-counter products and health and beauty items. In addition, in June 2008 we raised the sales price on our cigarettes commensurate with an increase in cigarette excise taxes in New York State and New York City. Although such additional sales do not result in any additional profit to us, the increase in the sales price on our cigarettes positively impacted front-end same-store sales by 0.2% during the first half of 2008.

        During the twenty-six weeks ended June 28, 2008, we opened five stores and closed six stores, as compared to two stores opened and six stores closed during the twenty-six weeks ended June 30, 2007.

        Cost of sales as a percentage of net sales was 69.0% and 70.1% in the first six months of 2008 and 2007, respectively, resulting in gross profit margins of 31.0% and 29.9% in each respective period. Cost of sales includes a LIFO provision of $1.6 million in the first half of 2008 as compared to a LIFO provision of $1.2 million in the first half of 2007. The improvement in gross profit margin is primarily due to improved front-end selling margins and increased pharmacy margins due to higher rates of generic utilization.

        Selling, general and administrative expenses were $236.5 million, or 26.9% of net sales, and $226.6 million, or 26.8% of net sales, in the first six months of 2008 and 2007, respectively. The increase in the 2008 expense percentage as compared to 2007 was primarily due to recruitment and relocation fees paid in connection with the hiring of senior management executives.

        Depreciation and amortization of property and equipment and intangible assets was $35.6 million in the first six months of 2008, as compared to $36.5 million in the first six months of 2007. The net decrease reflects a reduction in the number of stores and the timing of the opening of new stores. At June 28, 2008, we operated 241 stores, as compared to 244 stores at June 30, 2007.

        We incurred store pre-opening expenses of $0.2 million in the first half of 2008, attributable to the opening of five stores, as compared to $0.2 million in the first half of 2007, reflecting two new stores opened during that period.

        For the six months ended June 28, 2008, other expenses totaled $4.1 million and included costs associated with closed stores ($2.1 million), costs associated with matters related to Mr. Cuti ($1.3 million), Oak Hill management fees ($0.6 million), and other expenses ($0.1 million). During the six months ended June 30, 2007, other expenses totaled $9.2 million and included costs associated with the audit committee investigations and various other matters related to Mr. Cuti ($6.0 million), costs associated with closed stores ($2.3 million), Oak Hill management fees ($0.6 million) and other expenses ($0.3 million).

        Net interest expense for the first six months of 2008 was $27.3 million, as compared to $29.1 million in the first six months of 2007. This decrease was primarily attributable to lower interest rates and decreased debt levels incurred on our revolving credit borrowings as compared to the prior year.

        In the first half of 2008, we recorded an income tax provision of $1.5 million, reflecting an estimated effective tax rate of 4.7%. This expense is inclusive of an incremental valuation allowance of $13.4 million that largely offset the tax benefit generated by our operating loss in the six month period. In the comparable first half of 2007, we recorded an income tax provision of $2.0 million, reflecting an estimated effective tax rate of 4.1%. This expense is inclusive of an incremental valuation allowance of $27.2 million that largely offset the tax benefit generated by our operating loss in the six month period. The valuation allowances reflect the significant losses incurred in each period, as well as the anticipated financial performance over the next several years and the unlikelihood of recognizing the future tax benefits of our accumulated losses.

Liquidity and Capital Resources

Working Capital and Cash Flow

        The working capital deficit was $4.0 million at June 28, 2008, compared to a working capital balance of $8.6 million at December 29, 2007. Working capital reflects the classification of outstanding borrowings under our amended asset-based revolving loan facility of $142.2 million at June 28, 2008 and $141.4 million at December 29, 2007 as current liabilities. This current classification is required because cash receipts controlled by the lenders are used to reduce outstanding debt and we do not meet the criteria of SFAS No. 6 to classify the debt as long-term, but is not an indication that this credit facility is expected to be retired within the next year. This facility expires in July 2011 and we intend to continue to access it for our working capital needs throughout its remaining term. The decrease in our working capital balance is due to an increase in capital expenditure accruals for new store openings and renovations and the early receipt from third party pharmacy receivables. The early receipt of payment on the third party pharmacy receivables will not likely recur in the third quarter.

        Other factors affecting the decrease in working capital from December 29, 2007 include:

  •
  decreased inventory of $2.9 million, and

  •
  an increase in the outstanding revolving loan balance of $0.8 million.

        Our primary sources of liquidity are operating cash flows and availability on our revolving loan facility. We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including revolving loan borrowings under the amended asset-based revolving loan facility, will be adequate for the next two years, to make required payments on our indebtedness, to fund anticipated capital expenditures and to satisfy our working capital requirements. See our Liquidity Assessment below for further discussion.

        Net cash provided by operating activities was $26.8 million in the twenty-six weeks ended June 28, 2008 compared to net cash used in operating activities of $7.6 million in the twenty-six weeks ended June 30, 2007. The change is primarily attributable to our improved operating results during the first half of 2008 compared to the first half of 2007, decreased receivables due to the timing of receipts from pharmacy third-party providers and decreased inventory.

        Net cash used in investing activities was $26.0 million in the twenty-six weeks ended June 28, 2008, compared to $22.2 million in the twenty-six weeks ended June 30, 2007. In the first six months of 2008, we spent $16.3 million on capital expenditures, primarily related to new stores and the remodeling of existing locations, and $10.2 million on lease acquisition and other costs. These costs were partially offset by $0.5 million of proceeds received from the disposition of certain properties. In the first six months of 2007, we spent $13.4 million on capital expenditures, primarily related to new stores and the remodeling of existing locations, and $8.8 million on lease acquisition and other costs.

        Net cash used in financing activities was $0.8 million in the twenty-six weeks ended June 28, 2008, compared to net cash provided by financing activities of $29.8 million in the twenty-six weeks ended June 30, 2007. Cash provided by financing activities for the twenty-six weeks ended June 30, 2007 included $39.1 million (net of expenses of $0.3 million) resulting from the issuance of preferred stock and warrants. See Note 8 to our Unaudited Consolidated Interim Financial Statements contained elsewhere in this report for additional information regarding this transaction.

Operating Capital Requirements

        Our operating capital requirements primarily result from opening and stocking new stores, remodeling and renovating existing retail locations, purchasing pharmacy files and the continuing development of management information systems. We opened five new stores in the first six months of 2008, two new stores in the first six months of 2007, ten new stores in fiscal 2007 and five new stores during fiscal 2006. We currently plan to open a total of ten additional new stores in the remainder of 2008. As of June 28, 2008, we have completed the lease acquisitions for six of the former Gristedes stores. We have opened stores at five of the six former Gristedes stores and expect to open the sixth store during the second half of 2008. Our agreement with Gristedes has expired and we are not obligated to acquire the balance of the leases.

        Capital spending in 2008 is expected to be between $50 to $55 million, with approximately $20 million related to maintenance capital spending. Historically, we have been able to lease most of our store locations, so acquisitions of real estate are not expected to impact our capital requirements. We also require working capital to support inventory for our existing and new stores.

Other Factors Influencing our Liquidity

        In June 2005, the appraisal panel in the World Trade Center insurance claim litigation determined the amount of our business interruption loss as a result of the events of September 11, 2001. This determination by the panel is subject to existing appeals and potentially additional appeals, and on June 22, 2005, the Second Circuit Court of Appeals affirmed the decision of the trial court, with modifications, including modifications to certain of the legal tests on which the appraisal panel's decision was based. Based on this decision and related modifications, the appraisal panel revised its previously issued determination to require an additional $5.6 million payment from the insurance carrier in addition to the $9.9 million previously paid by the insurance carrier in 2002. As a result of the insurer's refusal to pay this amount and also as a result of the Second Circuit Court of Appeals' interpretation of our insurance policy, in January 2007, we commenced another action in the U.S. District Court for the Southern District of New York to recover both the appraisal panel's award and additional amounts under the policy. In August 2007, the District Court entered judgment in the amount of $0.8 million plus interest, and both parties appealed. The appeals have been briefed and are awaiting argument in the Second Circuit Court of Appeals. However, due to the inherent uncertainty of litigation, there can be no assurance that this appeal will be successful. See Note 12 to the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report for a more detailed explanation of this matter.

        Thirteen of our stores, which generated approximately 5.9% of our net sales for fiscal 2007, have leases scheduled to expire before the end of fiscal 2009. We believe that we will be able to renew the expiring leases on economically favorable terms or, alternatively, find other economically attractive locations to lease.

        As of June 28, 2008, approximately 5,300 of our approximately 7,000 employees were represented by various labor unions and were covered by collective bargaining agreements. Pursuant to the terms of the collective bargaining agreements covering these employees, we are required, in some instances, to pay specified annual increases in salary and benefits contributions relating to the member employees. While these increases have impacted our cost of labor, we have, and believe we can continue to, offset a significant portion of these cost increases through initiatives designed to further improve our labor efficiency. Our collective bargaining agreements with the RWDSU/Local 338 and Local 340A New York Joint Board, UNITE AFL-CIO, who, on a combined basis represent approximately 4,900 of our employees in all of our stores, expire on March 31, 2009. Approximately 400 of our employees in our two distribution centers in Maspeth, Queens, NY and North Bergen, NJ are represented by Local 210, International Brotherhood of Teamsters, Chauffeurs and Warehousemen, under a collective bargaining agreement that expires on August 31, 2008. We are currently in the process of negotiating a new collective bargaining agreement with this union.

        The following table presents details of our significant commitments and obligations as at June 28, 2008, except that the data provided with respect to operating leases is as of December 29, 2007:

	Payments due by Period
Contractual Cash Obligations	Total	Within 1 year	Within 2-3 years	Within 4-5 years	After 5 years
	(dollars in thousands)
Long-Term Debt(1)	$405,033	$—	$210,000	$195,000	$33
Asset-Based Revolving Loan Facility(2)	142,199	—	—	142,199	—
Capital Lease Obligations(3)	7,533	4,239	3,019	275	—
Operating Leases(4)	1,286,674	128,277	249,790	235,018	673,589
Fixed Interest Payments(5)	66,544	19,013	38,025	9,506	—
Severance Payments(6)	161	39	16	15	91
Real Estate Litigation Settlement(7)	46	46	—	—	—
Redeemable Preferred Stock(8)	39,400	—	—	—	39,400
Redeemable Preferred Stock Dividends(8)	89,496	—	—	—	89,496

Total Contractual Cash Obligations	$2,037,086	$151,614	$500,850	$582,013	$802,609

(1)
These amounts include $210.0 million of outstanding senior secured floating rate notes due in December 2010, $195.0 million of outstanding senior subordinated notes due in August 2011, and $33,000 outstanding under the senior convertible notes due in 2022. For more information about the terms of the indebtedness described above, please see "—Debt," below.

(2)
At June 28, 2008, approximately $142.2 million was outstanding and a further $71.4 million was available for borrowing under our amended asset-based revolving loan facility. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt and we do not meet the criteria of SFAS No. 6, "Classification of Short-Term Obligations Expected to be Refinanced—An Amendment of ARB No. 43, Chapter 3A" to classify the debt as long-term. However, this is not an indication that this credit facility is expected to be retired within the next year. We intend to continue to use this facility for our working capital needs through the date of its maturity in July 2011.

(3)
Please refer to Note 10 to the annual consolidated financial statements on Form 10-K for further detail on Capital Lease obligations.

(4)
Please refer to Note 16 to the annual consolidated financial statements on Form 10-K for further detail on Operating Lease obligations.

(5)
Reflects interest payable on the $195.0 million outstanding senior subordinated notes.

(6)
Includes future health insurance premium payments specified under the employment contract with Mr. Cuti which are required to be made by us in connection with his replacement on November 21, 2005. In an ongoing arbitration between Mr. Cuti and us (explained in more detail in Note 12 to the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report), we are seeking, among other forms of relief, rescission of employment agreements entered into between us and Mr. Cuti, the return of all compensation paid under the employment agreements, including the benefits described in this footnote, and other monetary damages.

(7)
Reflects cash payments due to the landlord of one of our stores in connection with the settlement of a real estate litigation.

(8)
The Series A redeemable preferred stock has a 12-year mandatory redemption date from the issuance date and provides for an annual cash dividend of 10% payable quarterly, subject to being declared by our Board of Directors. To the extent the dividends are not paid in cash, the dividends will cumulate on a quarterly basis to the extent not paid quarterly. The payment of these dividends is currently restricted under the agreements governing our outstanding indebtedness, so we have reflected the dividends in the table above as not being payable until the mandatory redemption date. Each of the 525,334 shares of Series A redeemable preferred stock is immediately redeemable without penalty, at our option prior to the mandatory redemption date, at a liquidation preference of $75.00 per share plus any accrued but unpaid dividends as of the redemption date. At June 28, 2008, the amount of accumulated unpaid dividends totaled approximately $4.5 million.

        The following table presents details of our other significant commercial commitments as at June 28, 2008:

		Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Within 1 year	2-3 years	4-5 years	After 5 years
	(dollars in thousands)
Standby Letters of Credit(1)	$6,374	$6,374	$—	$—	$—

Total Commercial Commitments	$6,374	$6,374	$—	$—	$—

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

        In connection with the November 21, 2005 replacement of Mr. Cuti, Mr. Cuti's employment contract specifies payments to him in cash totaling up to $6.6 million. We have paid the full $6.6 million amount as of December 29, 2007. In addition, the employment contract provides for continued health insurance coverage for Mr. Cuti during the 25-month period following termination and, upon expiration of that period, if Mr. Cuti is not otherwise eligible under another employer's comparable medical plan, lifetime retiree medical benefits at a cost not to exceed $50,000 annually. In an ongoing arbitration between Mr. Cuti and us (explained in more detail in Note 12 to our Unaudited Consolidated Interim Financial Statements contained elsewhere in this report), we are seeking, among other forms of relief, rescission of employment agreements entered into between us and Mr. Cuti, the return of all compensation paid under the employment agreements, including the benefits described in this paragraph, and other monetary damages.

        In connection with the Acquisition, Mr. Cuti was granted equity interests in Duane Reade Shareholders and Duane Reade Holdings, consisting of options to purchase shares of our common stock and a profits interest in Duane Reade Shareholders. Mr. Cuti's employment contract provides that, as a result of his replacement on November 21, 2005, he had the right to require us to purchase for cash to be paid over a two year period all or a portion of these equity interests as he may designate, at a value determined in accordance with a formula. In connection with his replacement, we have treated all of his equity interests as having vested. The profits interest and options will have no value unless the value of Duane Reade Shareholders and Duane Reade Holdings, respectively, appreciate following the Acquisition. Mr. Cuti's purchase right will be suspended at any time when the exercise of such purchase rights would result in a default under the financing arrangements of Duane Reade Shareholders, Duane Reade Holdings or Duane Reade Inc. On December 21, 2005, Mr. Cuti provided notice to Duane Reade Inc. that he was exercising his repurchase right to cause us to repurchase 5% of his profits interest. Pursuant to the procedures outlined in the new employment agreement, Duane Reade Inc. has advised him that his profits interest as of December 21, 2005 was determined to have no value. The benefits described in this paragraph were all granted under an employment agreement between Mr. Cuti and us. In an ongoing arbitration between Mr. Cuti and us (explained in more detail in Note 12 to our Unaudited Consolidated Interim Financial Statements contained elsewhere in this report), we are seeking, among other forms of relief, rescission of employment agreements entered into between us and Mr. Cuti and the return of all compensation paid under the employment agreements, including the benefits described in this paragraph. The determination that Mr. Cuti's profits interest as of December 21, 2005 had no value is also one of several subjects specifically at issue in the arbitration.

        In connection with the assignment of certain store leases to third parties, we continue to guarantee lease obligations for eight former stores. The respective purchasers have assumed our obligations under these leases and are primarily liable for these obligations. Although we believe it to be unlikely, assuming that each respective purchaser became insolvent, management estimates that we could settle these remaining lease obligations for amounts substantially less than the aggregate remaining obligation of $34.1 million as of June 28, 2008. The lease obligations are for varying terms dependent upon the respective lease, the longest of which lasts through January 15, 2028.

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

        We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including revolving loan borrowings under the amended asset-based revolving loan facility, will be adequate for the next two years to make required payments on our indebtedness, to fund anticipated capital expenditures and to satisfy our working capital requirements. We base this belief on our cash flows from operations for the six months ended June 28, 2008 of $26.8 million, cash flows from operations of $19.3 million in fiscal 2007, projected improvements in working capital management, anticipated levels of capital expenditures and the available borrowing capacity under the $225.0 million amended asset-based revolving loan facility, which was approximately $71.4 million at June 28, 2008.

        Our stockholder's deficit is expected to increase in 2008 due to continued losses; however, this deficit does not impact our liquidity as noted above and has no impact on our debt covenants. Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. In addition, our operating results, cash flow and capital resources may not be sufficient for repayment of our indebtedness in the future. Some risks that could adversely affect our ability to meet our debt service obligations include, but are not limited to, reductions in third party prescription reimbursement rates, declines in the New York City economy, increases in competitive activity, adverse changes in vendor credit terms, changes in drug consumption patterns, aggressive regulatory and reimbursement audit and recoupment activity, additional adverse legislative changes or a major disruption of business in our markets from a terrorist event, natural disaster or other unexpected events. Other factors that may adversely affect our ability to service our debt are described above under "Special Note Regarding Forward-Looking Statements." Borrowings under the amended asset-based revolving loan facility and the aggregate $210.0 million senior secured notes bear interest at floating rates. Therefore, our financial condition will be affected by changes in prevailing interest rates. On April 30, 2008, we entered into a hedging transaction through the acquisition of a "no cost collar." Under this arrangement, we capped our exposure on $210.0 million of LIBOR-based borrowings at a maximum LIBOR rate of 5.2%. In addition, we established a minimum "floor" LIBOR rate of 2.6%, in line with then current LIBOR rates. At June 28, 2008, the LIBOR rate in effect was approximately 2.8%, which was within the range of minimum and maximum allowable interest rates under the "no cost collar." As a result, at June 28, 2008, this "no cost collar" did not have an impact on the overall effective interest rate on our LIBOR-based borrowings.

Critical Accounting Policies

        Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial reporting to gain a more complete understanding of our consolidated financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 29, 2007 are those that depend most heavily on these judgments and estimates. At June 28, 2008, there have been no material changes to any of the Critical Accounting Policies contained therein.

Off-Balance Sheet Arrangements

        We are not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off-balance sheet financing other than the operating lease commitments detailed in the Contractual Cash Obligations table and the standby letters of credit detailed in the Other Commerical Commitments table, both of which are presented above.

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

Inflation

        We believe that inflation has not had a material impact on our results of operations during the three years ended December 29, 2007 or the six months ended June 28, 2008.

Recently Issued Accounting Pronouncements

        Refer to Note 2 of the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report for a detailed description of various recently issued accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our financial results are subject to risk from interest rate fluctuations on the portion of our debt that carries variable interest rates. Variable rate debt outstanding at June 28, 2008 included $142.2 million of borrowings under our amended asset-based revolving loan facility and $210.0 million of senior secured floating rate notes. At June 28, 2008, the weighted average combined interest rate in effect on all variable rate debt outstanding was 6.12%. A 0.50% change in interest rates applied to the $352.2 million balance of floating rate debt would affect pre-tax annual results of operations by approximately $1.8 million, excluding the impact, if any, of the "no cost collar" as detailed below. In addition, we also have $195.0 million of senior subordinated notes and $33.0 thousand of senior convertible notes outstanding at June 28, 2008. The senior subordinated notes bear interest payable semi-annually at a fixed rate of 9.75%, and are therefore not subject to risk from interest rate fluctuations. The senior convertible notes accrete interest at a fixed rate of 3.75% and are therefore not subject to risk from interest rate fluctuations.

        On April 30, 2008, we entered into a hedging transaction through the acquisition of a "no cost collar." Under this arrangement, we capped our exposure on $210.0 million of LIBOR-based borrowings at a maximum LIBOR rate of 5.2%. In addition, we established a minimum "floor" LIBOR rate of 2.6%, in line with then current LIBOR rates. At June 28, 2008, the LIBOR rate in effect was approximately 2.8%, which was within the range of minimum and maximum allowable interest rates under the "no cost collar." As a result, at June 28, 2008, this "no cost collar" did not have an impact on the overall effective interest rate on our LIBOR-based borrowings.

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

(b) Changes in Internal Control over Financial Reporting

        On May 2, 2008, our Chief Compliance Officer resigned from the Company to assume a senior management position at a former employer. We are in the process of recruiting a new executive to fill the position. We are utilizing the services of an out-sourced interim Chief Compliance Officer until a permanent Chief Compliance Officer is appointed. The responsibilities of the permanent Chief Compliance Officer include monitoring our adherence to various regulatory requirements, codes of conduct and ethics standards, including those designed to ensure accurate and timely financial reporting.

        There have been no other changes in our internal control over financial reporting that occurred during the second quarter ended June 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II
OTHER INFORMATION

ITEM 1. Legal Proceedings

        Refer to Note 12 to the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report for a detailed description of the various legal proceedings in which we are involved.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

        On July 23, 2008, our CEO purchased 20,000 shares of Duane Reade Holdings, Inc. common stock at a price of $100 per share. The proceeds from the stock issuance are expected to be used for general corporate purposes, including to fund normal capital spending, fund new store openings and/or reduce our outstanding debt.

        The sale of these shares to our CEO was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D promulgated under the Securities Act, as a transaction by an issuer not involving a public offering.

        Our CEO represented his intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in this transaction. Our CEO had adequate access, through employment or other relationships, to information about us. All certificates representing the securities issued in this transaction included appropriate legends setting forth that the securities had not been offered or sold pursuant to a registration statement and describing the applicable restrictions on transfer of the securities. There were no underwriters employed in connection with the transaction set forth above.

ITEM 3. Defaults Upon Senior Securities

        None.

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

Dated: August 8, 2008	DUANE READE HOLDINGS, INC.
(Registrant)
/s/ JOHN A. LEDERER John A. Lederer Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)
/s/ JOHN K. HENRY John K. Henry Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

QuickLinks

INDEX
Duane Reade Holdings, Inc. Consolidated Statements of Operations (Unaudited) (In thousands)
Duane Reade Holdings, Inc. Consolidated Balance Sheets (Unaudited) (In thousands, except share and per share data)
Duane Reade Holdings, Inc. Consolidated Statements of Cash Flows (Unaudited) (In thousands)
Duane Reade Holdings, Inc. Consolidated Statements of Comprehensive Loss (Unaudited) (in thousands)
Notes to Unaudited Consolidated Interim Financial Statements (dollars in thousands)
DUANE READE HOLDINGS, INC. Condensed Consolidating Statement of Operations (Unaudited) For the 13 weeks ended June 28, 2008 (in thousands)
DUANE READE HOLDINGS, INC. Condensed Consolidating Statement of Operations (Unaudited) For the 13 weeks ended June 30, 2007 (in thousands)
DUANE READE HOLDINGS, INC. Condensed Consolidating Statement of Operations (Unaudited) For the 26 weeks ended June 28, 2008 (in thousands)
DUANE READE HOLDINGS, INC. Condensed Consolidating Statement of Operations (Unaudited) For the 26 weeks ended June 30, 2007 (in thousands)
DUANE READE HOLDINGS, INC. Condensed Consolidating Balance Sheet (Unaudited) As of June 28, 2008 (in thousands)
DUANE READE HOLDINGS, INC. Condensed Consolidating Balance Sheet (Unaudited) As of December 29, 2007 (in thousands)
DUANE READE HOLDINGS, INC. Condensed Consolidating Statement of Cash Flows (Unaudited) For the 26 weeks ended June 28, 2008 (in thousands)
DUANE READE HOLDINGS, INC. Condensed Consolidating Statement of Cash Flows (Unaudited) For the 26 weeks ended June 30, 2007 (in thousands)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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