Form 10-Q
period 2008-09-27
DUANE READE HOLDINGS INC
filed 2008-11-12
CIK 1279172

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 27, 2008

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

Yes ☒                    No ☐*

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

        As of November 4, 2008, there were 2,615,077 shares of common stock issued and outstanding. All except 20,100 shares of the registrant's outstanding common stock are held by its parent.

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

 SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This and other of our public filings or public statements contain forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act and the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. These statements relate to future events or our future financial performance with respect to our financial condition, results of operations, business plans and strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products such as private label merchandise, plans and objectives of management, capital expenditures, growth and maturation of our stores and other matters. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential," "pro forma," "seek," or "continue" or the negative of those terms or other comparable terminology. These statements are only predictions and such expectations may prove to be incorrect. Some of the things that could cause our actual results to differ substantially from our expectations are:

  •
  the ability to open and operate new stores on a profitable basis, the maturation of those stores and the ability to increase sales in existing stores;

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

  •
  the strength of the economy in general and the economic conditions in the New York greater metropolitan area including, in particular, employment and income-related factors, seasonal and weather-related factors, special events, changes in consumer purchasing power and/or spending patterns;

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

  •
  the progress and outcome of the criminal indictments by the United States District Attorney's Office for the Southern District of New York and the civil securities fraud filed by the Securities and Exchange Commission (the "SEC");

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

  •
  the continuation or deterioration of current credit market conditions;

  •
  the effects of economic conditions on our customers and the markets we serve, particularly the difficulties in the financial services industry and the general economic downturn that began in the latter half of 2007 and which has further deteriorated during 2008, which may lead to a recession;

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

 PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Duane Reade Holdings, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands)

	13 Weeks Ended		39 Weeks Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net sales	$431,005	$408,828	$1,309,538	$1,255,146
Cost of sales (exclusive of depreciation and amortization shown separately below)	296,261	283,740	902,667	877,195

Gross profit	134,744	125,088	406,871	377,951
Selling, general & administrative expenses	117,763	110,316	354,213	336,911
Depreciation and amortization	16,667	18,007	52,260	54,460
Store pre-opening expenses	300	200	548	350
Gain on sale of pharmacy files	—	(1,337)	—	(1,337)
Other expenses	7,883	4,111	12,032	13,352

Operating loss	(7,869)	(6,209)	(12,182)	(25,785)
Interest expense, net	13,633	15,731	40,913	44,810

Loss before income taxes	(21,502)	(21,940)	(53,095)	(70,595)
Income taxes	827	112	2,305	2,128

Net loss	$(22,329)	$(22,052)	$(55,400)	$(72,723)

The accompanying notes are an integral part of these financial statements.

Duane Reade Holdings, Inc.

Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	September 27, 2008	December 29, 2007
ASSETS
Current Assets
Cash	$1,382	$1,380
Receivables, net	52,085	55,707
Inventories	212,952	211,678
Prepaid expenses and other current assets	13,771	13,205

Total Current Assets	280,190	281,970
Property and equipment, net	187,453	195,740
Goodwill	70,099	70,099
Other assets, net	179,153	194,680

Total Assets	$716,895	$742,489

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$78,200	$75,769
Accrued interest	3,839	9,158
Accrued expenses	41,857	43,086
Current portion of debt	155,145	141,352
Current portion of capital lease obligations	4,250	3,994

Total Current Liabilities	283,291	273,359
Long-term debt	405,033	405,032
Capital lease obligations, less current portion	2,269	5,475
Deferred income taxes	28,462	27,423
Redeemable preferred stock and accrued dividends	35,486	31,786
Deferred rent liabilities	49,738	40,462
Other non-current liabilities	38,117	32,275

Total Liabilities	842,396	815,812

Commitments and contingencies
Stockholders' deficit
Preferred stock, $0.01 par; authorized 50,000 shares; issued and outstanding: zero shares at September 27, 2008 and December 29, 2007	—	—
Common stock, $0.01 par; authorized 4,205,600 shares at September 27, 2008 and December 29, 2007; issued and outstanding: 2,615,077 shares at September 27, 2008 and 2,595,077 shares at December 29, 2007	26	26
Paid-in capital	255,212	251,716
Accumulated other comprehensive (loss) income	(270)	4
Accumulated deficit	(380,469)	(325,069)

Total Stockholders' Deficit	(125,501)	(73,323)

Total Liabilities and Stockholders' Deficit	$716,895	$742,489

The accompanying notes are an integral part of these financial statements.

Duane Reade Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	39 Weeks Ended
	September 27, 2008	September 29, 2007
Cash flows provided by (used in) operating activities:
Net loss	$(55,400)	$(72,723)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	54,999	57,200
Deferred income taxes	2,192	1,950
Non-cash rent expense	9,339	8,993
Non-cash interest expense on redeemable preferred stock	4,666	923
Asset impairment charges	3,405	—
Other non-cash expense (benefit)	332	(1,244)
Change in operating assets and liabilities:
Receivables	3,622	3,647
Inventories	(1,274)	(1,189)
Prepaid expenses and other current assets	(566)	11,486
Accounts payable	2,431	(4,001)
Accrued expenses	(7,929)	(12,452)
Other assets and liabilities, net	4,909	3,543

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	20,726	(3,867)

Cash flows used in investing activities:
Capital expenditures	(23,111)	(20,058)
Lease acquisition, customer file and other costs	(11,958)	(14,547)
Proceeds from sale of assets	525	3,335

NET CASH USED IN INVESTING ACTIVITIES	(34,544)	(31,270)

Cash flows provided by financing activities:
Borrowings from revolving credit facility	1,544,744	1,490,788
Repayments of revolving credit facility	(1,530,951)	(1,494,800)
Capital contributions	978	2,342
Issuance of common stock	2,000	—
Issuance of preferred stock	—	39,150
Deferred financing costs	(1)	(5)
Repayments of capital lease obligations	(2,950)	(2,374)

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,820	35,101

Net change in cash	2	(36)
Cash at beginning of period	1,380	1,395

Cash at end of period	$1,382	$1,359

The accompanying notes are an integral part of these financial statements.

Duane Reade Holdings, Inc.

Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands)

	13 Weeks Ended		39 Weeks Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net loss	$(22,329)	$(22,052)	$(55,400)	$(72,723)
Change in fair value of interest rate collar	(555)	29	(275)	(54)

Total other comprehensive income (loss)	(555)	29	(275)	(54)

Total comprehensive loss	$(22,884)	$(22,023)	$(55,675)	$(72,777)

The accompanying notes are an integral part of these financial statements.

Notes to Unaudited Consolidated Interim Financial Statements

(dollars in thousands)

1. Basis of Presentation

        Duane Reade Holdings, Inc. ("Duane Reade Holdings" or the "Company") was formed in December 2003 by Oak Hill Capital Partners, LP, a private equity firm ("Oak Hill"), in order to acquire Duane Reade Inc. and its subsidiaries (the "Acquisition"). Duane Reade Holdings, Inc. is a wholly-owned subsidiary of Duane Reade Shareholders, LLC ("Duane Reade Shareholders"), a parent entity also established to effectuate the Acquisition. The Acquisition was completed on July 30, 2004 through the merger of Duane Reade Acquisition Corp. (a wholly owned subsidiary of the Company) into Duane Reade Inc. with Duane Reade Inc. being the surviving entity and a wholly owned subsidiary of the Company after the merger transaction.

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

         Accounting change:    On September 30, 2007, the first day of the fourth quarter of 2007, the Company changed its method of accounting for the store occupancy costs reflected on its statements of operations. The change resulted in a reclassification of the store occupancy costs previously included within cost of sales to selling, general and administrative expenses. The Company believes this change in accounting more closely aligns these store occupancy cost components to the nature of expenses included in its financial statement captions, and will improve the comparability of its financial statement presentation with industry peers. For the thirteen weeks ended September 27, 2008 and September 29, 2007, the change in accounting resulted in a decrease to cost of sales of $42.5 million and $39.2 million, respectively, with a corresponding increase to gross profit and selling, general and administrative expenses for each of the affected periods. For the thirty-nine weeks ended September 27, 2008 and September 29, 2007, the change in accounting resulted in a decrease to cost of sales of $125.0 million and $119.7 million, respectively, with a corresponding increase to gross profit and selling, general and administrative expenses for each of the affected periods. This accounting change had no effect on the operating loss for any of the periods presented.

2. Recently Issued Accounting Pronouncements

        In May 2008, the Financial Accounting Standards Board ("FASB") approved FASB Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

2. Recently Issued Accounting Pronouncements (Continued)

Conversion (Including Partial Cash Settlement)." FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and the equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods, with equity component being valued based on the difference between such non-convertible debt borrowing rate and the actual cash interest rate on such convertible debt. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and must be applied retrospectively to all periods presented. The Company is evaluating the effect which the implementation of FSP APB 14-1 may have on the consolidated financial statements.

        In April 2008, the FASB issued FASB FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets," which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful lives of recognized intangible assets. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP No. FAS 142-3 to have a material effect on the Company's consolidated financial statements.

        In May 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission ("SEC") of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect SFAS No. 162 to have a material impact on the preparation of the Company's consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133." The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects on an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008. The adoption of SFAS No. 161 is not currently expected to have a material effect on the Company's consolidated financial statements.

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

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition), establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the information needed to evaluate and understand the nature and effect of the business combination. This statement applies to all transactions or other events in which the acquirer obtains control of one or more businesses, including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. For new acquisitions made following the adoption of SFAS 141(R), significant costs directly related to the acquisition including legal, audit and other fees, as well as most acquisition-related restructuring, will have to be expensed as incurred rather than recorded to goodwill as is generally permitted under SFAS No. 141, "Business Combinations." Additionally, contingent purchase price arrangements (also known as earn-outs) will be re-measured to estimated fair value with the impact reported in earnings, whereas under present rules the contingent purchase consideration is recorded to goodwill when determined. Adoption of SFAS No. 141(R) is required for business combinations after December 15, 2008. Early adoption and retroactive application of SFAS No. 141(R) to fiscal years preceding the effective date are not permitted.

3. Stock-Based Payments

        In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." This statement established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the "modified" prospective transition method. Under that transition method, compensation expense recognized for the thirteen and thirty-nine weeks ended

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

3. Stock-Based Payments (Continued)

September 27, 2008 and September 29, 2007 reflects the vested portion of share-based payments granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company has elected to recognize compensation expense on a straight-line basis over the vesting period of the respective options. During both thirteen week periods ended September 27, 2008 and September 29, 2007, the Company recorded pre-tax compensation expense of approximately $0.2 million attributable to the vested portion of stock options granted after the adoption date. For the thirty-nine weeks ended September 27, 2008 and September 29, 2007, the corresponding expense recognized was $0.5 million and $0.8 million, respectively.

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

        There were no stock option grants during the thirteen weeks ended September 27, 2008 and September 29, 2007.

        The Company granted options to purchase 165,000 shares of the Company's common stock to its current CEO at his appointment on April 2, 2008. The exercise price of these options is $100 per share, which is consistent with all other options previously granted under the 2004 Option Plan. Sixty percent of the options will vest ratably in annual installments over four years, subject to the CEO's continued employment, and 40% of the options will vest based on the Company's achievement of performance targets. Fifty percent of the performance portion of the CEO's options will vest if and when the Company's principal shareholder, Oak Hill, receives at least a 1.5x cash-on-cash return on its July 2004 investment in the Company, and the remaining fifty percent will vest if and when Oak Hill receives at least a 2x cash-on-cash return on its July 2004 investment in the Company, subject to the CEO's continued employment through the date of any such return. The weighted-average grant-date fair value of the options granted during the thirty-nine weeks ended September 27, 2008 was $17.89.

        During the thirty-nine weeks ended September 29, 2007, a total of 171,000 options to acquire shares of the Company's common stock were granted, including 168,600 options granted to executive officers of the Company on December 31, 2006. The weighted-average grant-date fair value of the options granted during the thirteen and thirty-nine weeks ended September 29, 2007 was $5.59.

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

3. Stock-Based Payments (Continued)

        There were no stock options exercised during the thirteen or thirty-nine weeks ended September 27, 2008 or September 29, 2007.

        The fair value of each option grant during the thirteen and thirty-nine weeks ended September 27, 2008 and September 29, 2007 was estimated on the date of grant using the lattice-pricing model with the following weighted-average assumptions:

	September 27, 2008	September 29, 2007
Dividend yield	0.0%	0.0%
Volatility	42.0%	35.0%
Risk-free interest rate	3.1%	4.7%
Post-vesting employment termination(1)	0.0%	5.0%

    (1)
    The lattice-pricing model for 2008 uses a 0.0% post-vesting employment termination rate because the entire 2008 grant is to a single individual. This estimate was derived from management's experience and represents a best estimate.

        As of September 27, 2008, there was $2.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock-based compensation plan. That cost is expected to be recognized on a straight-line basis over a weighted-average period of approximately 3.3 years.

        As of September 27, 2008, a total of 171,887 shares of common stock of the Company were reserved for the issuance of additional stock options. The Company expects to satisfy the exercise of stock options utilizing newly-issued shares.

4. Inventories and Cost of Sales

        At September 27, 2008 and December 29, 2007, the value of inventories, consisting solely of finished goods, would have increased by $0.8 million and decreased by $1.6 million, respectively, if they had been valued on a lower of first-in, first-out ("FIFO") cost or market basis instead of a last-in, first-out ("LIFO") basis. Included within cost of sales are all warehouse expenses and distribution costs, except for depreciation and amortization expense, which is shown separately on the consolidated statement of operations. The Company reflects promotional allowances from vendors as a reduction of inventory or advertising expense, depending on the nature of the allowance, when such inventory is sold or advertising or promotions have been completed and the related allowances have been earned.

5. Exit and Disposal Activities

        In the normal course of its business, the Company closes underperforming locations. In accordance with the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the Company establishes reserves for costs anticipated to be incurred in connection with such store closings. At September 27, 2008, the balance of this reserve was $4.0 million. This balance will be used primarily for occupancy-related costs in these stores.

        In connection with the July 30, 2004 acquisition of Duane Reade Inc. and in accordance with the provisions of Emerging Issues Task Force Issue No. 95-3, "Recognition of Liabilities in Connection with

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

5. Exit and Disposal Activities (Continued)

Purchase Business Combinations," the Company established a reserve of $17.0 million for costs anticipated to be incurred as a result of the planned closing of 11 of its stores. These costs primarily relate to rent, utilities and other on-going occupancy-related expenses. At September 27, 2008, all of the planned closings had occurred, and the Company has recorded a cumulative net total of $13.4 million of primarily occupancy-related costs against this reserve resulting in the reserve balance of $3.6 million at September 27, 2008. The balance of this reserve is expected to be utilized primarily for occupancy-related costs in these closed stores.

6. Debt

        Debt is summarized as follows (in thousands):

Description of Instrument	September 27, 2008	December 29, 2007
Current debt:
Asset-based revolving loan facility(1)	$155,145	$141,352

Non-current debt:
Senior secured floating rate notes due 2010	$210,000	$210,000
9.75% Senior subordinated notes due 2011	195,000	195,000
2.1478% Senior convertible notes due 2022(2)	33	32

Total Non-current debt	$405,033	$405,032

Total Debt	$560,178	$546,384

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

        At September 27, 2008, borrowings under the amended asset-based revolving loan facility were primarily LIBOR-based. At September 27, 2008, the amended asset-based revolving loan facility bore interest at a weighted average annual rate of 4.3%.

        The Company's hedging activity at September 27, 2008 consists of a "no cost" interest rate collar designed to hedge interest rate variability on portions of its LIBOR-based borrowings. The Company formally documents the relationship between the hedging instruments and the hedged items, as well as its risk management objectives and strategy for undertaking hedge transactions. The interest rate collar qualifies for hedge accounting as a cash flow hedge. See Note 7 for a discussion of the terms of the hedging arrangement.

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

6. Debt (Continued)

        At September 27, 2008, there was $155.1 million outstanding under the asset- based revolving loan facility, and approximately $58.5 million of remaining availability, net of $6.4 million reserved for outstanding standby letters of credit. At September 29, 2007, there was $153.1 million outstanding under the asset- based revolving loan facility, and approximately $61.2 million of remaining availability, net of $5.7 million reserved for outstanding standby letters of credit. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt, and the Company does not meet the criteria of SFAS No. 6, "Classification of Short-Term Obligations Expected to be Refinanced—An Amendment of ARB No. 43, Chapter 3A" to classify the debt as long-term.

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

        The senior secured floating rate notes bear interest at a floating rate of LIBOR plus 4.50%, reset quarterly. Interest on the senior secured floating rate notes is payable quarterly on each March 15, June 15, September 15, and December 15. The senior secured floating rate notes mature on December 15, 2010. At September 27, 2008, the senior secured floating rate notes bore interest at a rate of 7.3%.

        On April 30, 2008, the Company entered into a hedging transaction through the acquisition of a "no cost collar." Under this arrangement, the Company capped its exposure on $210.0 million of LIBOR-based borrowings at a maximum LIBOR rate of 5.2%. In addition, the Company established a minimum "floor" LIBOR rate of 2.6%, in line with then current LIBOR rates. At September 27, 2008, the LIBOR rate in effect was approximately 2.8%, which was within the range of minimum and maximum allowable interest rates under the "no cost collar." As a result, at September 27, 2008, this "no cost collar" did not have an impact on the overall effective interest rate on the Company's LIBOR-based borrowings. See Note 7 for further discussion of the terms of this hedging arrangement.

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

        At September 27, 2008, the weighted average combined interest rate in effect on all variable rate debt outstanding was 6.0%.

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

        At September 27, 2008, the Company's hedging activity consists of a "no cost" interest rate collar designed to hedge interest rate variability on portions of its LIBOR-based borrowings. The Company formally documents the relationship between the hedging instruments and the hedged items, as well as its risk management objectives and strategy for undertaking hedge transactions. This interest rate collar qualifies for hedge accounting as a cash flow hedge. Accordingly, the Company recognizes this derivative at fair value as either an asset or liability on the consolidated balance sheets. All changes in fair value are recorded in accumulated other comprehensive income and subsequently reclassified into earnings when the related interest expense on the underlying borrowing is recognized. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

7. Hedging Activities (Continued)

        On April 30, 2008, the Company entered into a hedging transaction through the acquisition of a "no cost collar." Under this arrangement, the Company capped its exposure on $210.0 million of LIBOR-based borrowings at a maximum LIBOR rate of 5.2%. In addition, the Company established a minimum "floor" LIBOR rate of 2.6%, in line with then current LIBOR rates. At September 27, 2008, the LIBOR rate in effect was approximately 2.8%, which was within the range of minimum and maximum allowable interest rates under the "no cost collar." As a result, at September 27, 2008, this "no cost collar" did not have an impact on the overall effective interest rate on the Company's LIBOR-based borrowings.

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

        The fair value of the interest rate collars resulted in a liability of $0.3 million and an asset of $4.0 thousand, at September 27, 2008 and December 29, 2007, respectively.

8. Issuance of Common Stock

        On July 23, 2008, the Company's CEO purchased 20,000 shares of Duane Reade Holdings, Inc. common stock at a price of $100 per share. The proceeds from the stock issuance were used for general corporate purposes.

9. Issuance of Preferred Stock and Common Stock Warrants in Connection with the Acquisition of Gristedes Store Leases

        On February 20, 2007, the Company entered into an agreement to acquire up to eight leases from the Gristedes supermarket chain for certain locations in the borough of Manhattan, New York City. As of September 27, 2008, the Company had completed the lease acquisitions for six of the former Gristedes locations. The Company has opened stores at five of the six former Gristedes locations and expects to open the sixth store during the fourth quarter of 2008. The acquisition of these leases has been funded through a portion of the proceeds from the issuance of $39.4 million of preferred stock and common stock warrants. The Company's agreement with Gristedes has expired and the Company is not obligated to acquire the remaining two leases.

        On March 27, 2007, certain affiliates of Oak Hill Capital Partners L.P. made an equity commitment of $39.4 million in the form of Series A preferred stock and warrants to acquire approximately 11% (on a fully diluted basis) of the Company's common stock at an exercise price of $75.00 per share. The proceeds from this capital infusion were used, in part, to acquire the Gristedes leases and to fund certain other capital expenditures. The funds raised through this commitment in excess of funds needed for the acquisition were used to fund the Company's normal capital spending, fund new store openings or to reduce the Company's outstanding debt. The first portion of this equity commitment, which amounted to $13.0 million, was funded on March 27, 2007 and the balance of the $39.4 million commitment, in which certain members of senior management also elected to participate, was funded on September 27, 2007. The preferred stock has a 12-year mandatory redemption date from the issuance date and provides for an annual cash dividend of 10% payable quarterly subject to being declared by the Board of Directors. To the extent the dividends are not paid in cash, the dividends will

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

9. Issuance of Preferred Stock and Common Stock Warrants in Connection with the Acquisition of Gristedes Store Leases (Continued)

cumulate on a quarterly basis. The dividends are recorded within interest expense on the Statement of Operations. Under the agreements governing its indebtedness, the Company is not currently permitted to pay such dividends in cash. As of September 27, 2008 and December 29, 2007, the Company had accrued unpaid dividends of $5.6 million and $2.4 million, respectively.

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

        In accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," the Company has recorded the portion of the proceeds that are attributable to the Series A preferred stock ($30.7 million) as a liability because of the mandatory redemption feature. The remaining amount of $8.4 million (net of $0.3 million of expenses) was ascribed to the warrants, based on a relative fair value basis, and is recorded within additional paid-in capital. The Company has also recorded a liability for the Series A preferred stock's mandatory redemption feature, which is considered a derivative financial instrument. The recorded liability for the Series A preferred stock's mandatory redemption feature was $4.1 million and $3.2 million at September 27, 2008 and December 29, 2007, respectively. Such liability is included in "Other non-current liabilities" on the Consolidated Balance Sheet.

10. Fair Value

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

        SFAS No. 157 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

10. Fair Value (Continued)

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

        A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The fair value estimates presented in the tables below are based on the information available to the Company as of September 27, 2008 and December 29, 2007.

Valuation Techniques

        At September 27, 2008, all of the Company's financial instruments had significant Level 3 inputs. The valuation approach used to calculate the fair value of the Series A preferred stock's mandatory redemption feature is a combination of future liquidity event probabilities, risk-adjusted returns, and a net present value analysis. The valuation methodology applied to the profits interest is based on a Monte Carlo simulation, which estimates the fair value of the profits interest based on several inputs, including the fair value of the Company's equity, future liquidity event probabilities and the expected volatility of the underlying equity value. The interest rate collar is valued using models that contain observable market data as well as models that have non-observable inputs, such as assumptions regarding the future performance of the underlying assets. The guarantees for assigned store leases are valued using a probability weighted net present value analysis which considers the probability of future events which may cause the Company to fulfill the guarantees.

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

	Level 1	Level 2	Level 3	Total
Series A Preferred stock—mandatory redemption feature	$—	$—	$(4,140)	$(4,140)
Profits interest	—	—	(1,671)	$(1,671)
Interest rate collar	—	—	(271)	$(271)
Guarantees	—	—	(678)	$(678)

Total	$—	$—	$(6,760)	$(6,760)

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

10. Fair Value (Continued)

        The table presented below summarizes the change in balance sheet carrying values associated with the Company's Level 3 assets and liabilities recorded at fair value on a recurring basis during the thirteen weeks ended September 27, 2008 (dollars in thousands).

	Preferred Stock Mandatory Redemption Feature(1)	Profits Interest	Interest Rate Collars, net	Guarantees(2)	Total
Balance at June 28, 2008	$(3,290)	$(1,671)	$284	$(583)	$(5,260)
Gains/(Losses)—
Included in net loss	(850)	—	—	(95)	$(945)
Included in other comprehensive loss	—	—	(555)	—	$(555)
Transfers	—	—	—	—	$—

Balance at September 27, 2008	$(4,140)	$(1,671)	$(271)	$(678)	$(6,760)

The amount of gains/(losses) for the period included in net loss and attributable to the change in unrealized gains/(losses) for assets and liabilities still held at September 27, 2008	$(850)	$—	$—	$(95)	$(945)

        The table presented below summarizes the change in balance sheet carrying values associated with the Company's Level 3 assets and liabilities recorded at fair value on a recurring basis during the thirty-nine weeks ended September 27, 2008 (dollars in thousands).

	Preferred Stock Mandatory Redemption Feature(1)	Profits Interest	Interest Rate Collars, net	Guarantees(2)	Total
Balance at December 29, 2007	$(3,173)	$(1,671)	$4	$—	$(4,840)
Gains/(Losses)—
Included in net loss	(967)	—	—	(678)	$(1,645)
Included in other comprehensive loss	—	—	(275)	—	$(275)
Transfers	—	—	—	—	$—

Balance at September 27, 2008	$(4,140)	$(1,671)	$(271)	$(678)	$(6,760)

The amount of gains/(losses) for the period included in net loss and attributable to the change in unrealized gains/(losses) for assets and liabilities still held at September 27, 2008	$(967)	$—	$—	$(678)	$(1,645)

(1)
The unrealized losses for the thirteen and thirty-nine weeks ended September 27, 2008 are included within interest expense.

(2)
The unrealized losses for the thirteen and thirty-nine weeks ended September 27, 2008 are included within selling, general and administrative expenses.

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

11. Other Expenses

        The table below provides detail of other expenses for the thirteen and thirty-nine weeks ended September 27, 2008 and September 29, 2007 (dollars in thousands).

	13 Weeks Ended		39 Weeks Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Closed Store Costs	$190	$2,729	$2,307	$5,078
Asset Impairment Charges(1)	3,405	—	3,405	—
Oak Hill Management Fees	313	313	938	938
Accounting Investigation Costs	—	—	—	2,183
Former CEO (Mr. Cuti) Matters	2,602	1,033	3,903	4,840
Other(2)	1,373	36	1,479	313

Total Other Expenses	$7,883	$4,111	$12,032	$13,352

(1)
Non-cash charge to reduce the carrying value of certain store assets to fair value.

(2)
Primarily additional pension benefit accruals related to a union contract settlement in March of 2006.

        In the normal course of its business, the Company closes underperforming locations. In accordance with the provisions of SFAS No. 146, "Accounting for the Costs Associated with Exit or Disposal Activities," the Company establishes reserves for closed store costs anticipated to be incurred in connection with such closings. Note 5 includes a discussion of these reserves. Note 13 includes a discussion of the costs relating to accounting investigations and the proceedings relating to Mr. Cuti. The Oak Hill management fee is payable quarterly.

12. Income Taxes

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

        At December 29, 2007, the Company had approximately $162.4 million of gross deferred tax assets and approximately $79.7 million of gross deferred tax liabilities, resulting in a net deferred tax asset of $82.7 million. After adjusting for the value of the deferred tax liabilities that do not reverse, the

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

12. Income Taxes (Continued)

resulting cumulative valuation allowance amounted to $112.0 million, of which $43.5 million was recorded in 2007.

        During the thirteen and thirty-nine weeks ended September 27, 2008, the Company incurred additional pre-tax losses of $21.5 million and $53.1 million, respectively, and recorded incremental valuation allowances of $10.2 million and $23.6 million, respectively. At September 27, 2008, the Company had approximately $176.4 million of gross deferred tax assets, approximately $72.3 million of gross deferred tax liabilities and had recorded a cumulative valuation allowance of $135.6 million. The tax expense reported during the thirteen and thirty-nine weeks ended September 27, 2008 and September 29, 2007 primarily resulted from the deferred tax liabilities generated by non-amortizable goodwill.

        During the thirteen and thirty-nine weeks ended September 27, 2008, there were no material changes to the Company's uncertain tax positions.

        In June 2008, the examination of Duane Reade Inc.'s New York State Franchise Tax filings for the 2001 through 2003 tax years was completed. The amounts paid to New York state in connection with this settlement were previously accrued and were not material to the Company's consolidated financial statements. In October 2008, a similar examination of Duane Reade Inc.'s New York State Franchise Tax filings for the period January 2004 through July 2004 was settled with no payments required.

        The Company reflects interest charges incurred in connection with audit settlements as interest expense; however, if any tax-related penalties were to be incurred, such amounts would be recorded as a component of the income tax provision.

13. Commitments and Contingencies

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

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

13. Commitments and Contingencies (Continued)

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

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

13. Commitments and Contingencies (Continued)

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

        On May 18, 2007, the independent counsel and the forensic accountants completed their review and investigation. The independent counsel concluded that Mr. Cuti orchestrated certain real estate and other transactions that led to overstating the Company's publicly reported earnings, and that caused the Company to create and maintain inaccurate records and publish financial statements containing misstatements. On May 22, 2007, the Audit Committee determined, after considering the results of the review and investigation, that certain of the Company's previously-issued financial statements would have to be restated. The Company filed the necessary restated financial statements for the periods affected.

        On May 22, 2007, the Company received a grand jury subpoena from the United States Attorney's Office for the Southern District of New York seeking documents relating to the allegations in the amended counterclaims discussed above. The Company has cooperated fully with the investigation. The SEC also requested that the Company provide it with information related to this matter.

        On May 25, 2007, the United States Attorney's Office for the Southern District of New York filed an application requesting that the arbitrator stay further proceedings in the arbitration, including discovery, pending further developments in its criminal investigation of Mr. Cuti. Following briefing by the parties on the application, the arbitrator entered an order staying the arbitration proceedings. The stay has been extended from time to time.

        On October 9, 2008, the United States Attorney's Office for the Southern District of New York and the SEC announced the filing of criminal and civil securities fraud charges against Mr. Cuti and

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

13. Commitments and Contingencies (Continued)

another former executive of the Company, William Tennant. In the criminal indictment, the government charges that Mr. Cuti and Mr. Tennant engaged in a scheme, involving the credits and rebillings and real estate-related transactions discussed above, falsely to inflate the income and reduce the expenses that the Company reported to the investing public and others. The SEC's complaint similarly alleges that Mr. Cuti and Mr. Tennant entered into a series of fraudulent transactions designed to boost reported income and enable the Company to meet quarterly and annual earnings guidance.

Other

        In connection with the assignment of certain store leases to third parties, the Company continues to guarantee lease obligations for eight former stores. The respective purchasers have assumed the Company's obligations under these leases and are primarily liable for these obligations. Although the Company believes it to be unlikely, assuming that each respective purchaser became insolvent, management estimates that the Company could settle these remaining lease obligations for amounts substantially less than the aggregate remaining obligation of $32.7 million as of September 27, 2008. The obligations are for varying terms dependent upon the respective lease, the longest of which lasts through January 15, 2028.

14. Subsequent Events

        As discussed in Note 13, on October 9, 2008, the United States Attorney's Office for the Southern District of New York announced the filing of criminal securities fraud charges against Mr. Cuti, the Company's former CEO, and Mr. William Tennant, another former executive of the Company. On the same date, the SEC announced the filing of civil securities fraud charges against the same individuals. The Company has cooperated fully with the various government agencies in their investigations. In the criminal indictment, the government charged that the two former executives engaged in fraudulent and illegal activities discussed above in Note 13.

        On November 3, 2008, Ms. Michelle D. Bergman informed the Company that she would be resigning from her position as Senior Vice President and General Counsel of the Company, effective November 14, 2008. Under the terms of Ms. Bergman's letter of resignation, the Company will pay severance to Ms. Bergman equal to $375,000 (Ms. Bergman's base salary during the 2008 fiscal year) and a pro rata bonus for the 2008 fiscal year. In addition, already-vested options to purchase 3,225 shares of the Company's common stock that were granted to Ms. Bergman in 2006 will remain exercisable until December 31, 2009, and unvested options to purchase a further 3,225 shares of the registrant's common stock that were granted in 2006 will vest and be exercisable until December 31, 2009; all other options granted to Ms. Bergman will be treated in the manner specified in her employment letter. Ms. Bergman agreed to a general release of claims against the Company, and she will continue to be bound by certain obligations in her existing agreements, including, without limitation, non-competition, non-solicitation, non-hiring and non-disclosure provisions.

15. Condensed Consolidating Interim Financial Information of Subsidiary Guarantors and Co-Obligors

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

 Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

15. Condensed Consolidating Interim Financial Information of Subsidiary Guarantors and Co-Obligors (Continued)

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

 DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Operations (Unaudited)

For the 13 weeks ended September 27, 2008

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$—	$—	$431,005	$10,351	$(10,351)	$431,005
Cost of sales (exclusive of depreciation and amortization shown separately below)	—	—	296,261	—	—	296,261

Gross profit	—	—	134,744	10,351	(10,351)	134,744
Selling, general & administrative expenses	—	—	133,113	114	(15,464)	117,763
Depreciation and amortization	—	—	16,667	—	—	16,667
Store pre-opening expense	—	—	300	—	—	300
Gain on sale of pharmacy files	—	—	—	—	—	—
Other expenses	—	—	7,883	—	—	7,883

Operating (loss) income	—	—	(23,219)	10,237	5,113	(7,869)
Equity earnings in affiliates	22,329	22,329	—	383	(45,041)	—
Interest expense (income), net	—	—	13,633	(5,113)	5,113	13,633

Income (loss) before income taxes	(22,329)	(22,239)	(36,852)	14,967	45,041	(21,502)
Income taxes (benefit)	—	—	1,417	(590)	—	827

Net income (loss)	$(22,329)	$(22,329)	$(38,269)	$15,557	$45,041	$(22,329)

 DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Operations (Unaudited)

For the 13 weeks ended September 29, 2007

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$—	$—	$408,828	$9,810	$(9,810)	$408,828
Cost of sales (exclusive of depreciation and amortization shown separately below)	—	—	283,740	—	—	283,740

Gross profit	—	—	125,088	9,810	(9,810)	125,088
Selling, general & administrative expenses	—	—	127,109	110	(16,903)	110,316
Depreciation and amortization	—	—	18,007	—	—	18,007
Store pre-opening expense	—	—	200	—	—	200
Gain on sale of pharmacy files	—	—	(1,337)	—	—	(1,337)
Other expenses	—	—	4,111	—	—	4,111

Operating (loss) income	—	—	(23,002)	9,700	7,093	(6,209)
Equity earnings in affiliates	22,052	22,052	—	389	(44,493)	—
Interest expense (income), net	—	—	15,731	(7,093)	7,093	15,731

Income (loss) before income taxes	(22,052)	(22,052)	(38,733)	16,404	44,493	(21,940)
Income taxes (benefit)	—	—	198	(86)	—	112

Net income (loss)	$(22,052)	$(22,052)	$(38,931)	$16,490	$44,493	$(22,052)

 DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Operations (Unaudited)

For the 39 weeks ended September 27, 2008

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$—	$—	$1,309,538	$31,526	$(31,526)	$1,309,538
Cost of sales (exclusive of depreciation and amortization shown separately below)	—	—	902,667	—	—	902,667

Gross profit	—	—	406,871	31,526	(31,526)	406,871
Selling, general & administrative expenses	—	—	401,707	352	(47,846)	354,213
Depreciation and amortization	—	—	52,260	—	—	52,260
Store pre-opening expense	—	—	548	—	—	548
Gain on sale of pharmacy files	—	—	—	—	—	—
Other expenses	—	—	12,032	—	—	12,032

Operating (loss) income	—	—	(59,676)	31,174	16,320	(12,182)
Equity earnings in affiliates	55,400	55,400	—	1,050	(111,850)	—
Interest expense (income), net	—	—	40,913	(16,320)	16,320	40,913

Income (loss) before income taxes	(55,400)	(55,400)	(100,589)	46,444	111,850	(53,095)
Income taxes (benefit)	—	—	4,367	(2,062)	—	2,305

Net income (loss)	$(55,400)	$(55,400)	$(104,956)	$48,506	$111,850	$(55,400)

 DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Operations (Unaudited)

For the 39 weeks ended September 29, 2007

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$—	$—	$1,255,146	$30,216	$(30,216)	$1,255,146
Cost of sales (exclusive of depreciation and amortization shown separately below)	—	—	877,195	—	—	877,195

Gross profit	—	—	377,951	30,216	(30,216)	377,951
Selling, general & administrative expenses	—	—	387,017	337	(50,443)	336,911
Depreciation and amortization	—	—	54,460	—	—	54,460
Store pre-opening expense	—	—	350	—	—	350
Gain on sale of pharmacy files	—	—	(1,337)	—	—	(1,337)
Other expenses	—	—	13,352	—	—	13,352

Operating (loss) income	—	—	(75,891)	29,879	20,227	(25,785)
Equity earnings in affiliates	72,723	72,723	—	1,243	(146,689)	—
Interest expense (income), net	—	—	44,810	(20,227)	20,227	44,810

Income (loss) before income taxes	(72,723)	(72,723)	(120,701)	48,863	146,689	(70,595)
Income taxes (benefit)	—	—	3,638	(1,510)	—	2,128

Net income (loss)	$(72,723)	$(72,723)	$(124,339)	$50,373	$146,689	$(72,723)

DUANE READE HOLDINGS, INC.

Condensed Consolidating Balance Sheet (Unaudited)

As of September 27, 2008

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Assets
Current assets
Cash	$—	$—	$1,360	$22	$—	$1,382
Receivables, net	—	—	52,085	—	—	52,085
Due from affiliates	—	77,615	107,903	(180)	(185,338)	—
Inventories	—	—	212,952	—	—	212,952
Deferred income taxes	—	1,140	5,049	(6,189)	—	—
Prepaid expenses and other assets	—	—	13,771	—	—	13,771

Total current assets	—	78,755	393,120	(6,347)	(185,338)	280,190
Investment in affiliates	(101,813)	(101,823)	—	(3,705)	207,341	—
Property and equipment, net	—	—	187,453	—	—	187,453
Goodwill	—	—	70,099	—	—	70,099
Deferred income taxes	—	1,645	9,032	(10,677)	—	—
Other assets, net	—	—	132,921	460,127	(413,895)	179,153

Total assets	$(101,813)	$(21,423)	$792,625	$439,398	$(391,892)	$716,895

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$—	$—	$78,200	$—	$—	$78,200
Due to affiliates	—	—	—	185,336	(185,336)	—
Accrued interest	—	—	3,839	—	—	3,839
Accrued expenses	—	2,843	39,014	—	—	41,857
Current portion of debt	—	—	155,145	—	—	155,145
Current portion of capital lease obligation	—	—	4,250	—	—	4,250

Total current liabilities	—	2,843	280,448	185,336	(185,336)	283,291
Long term debt	—	—	818,928	—	(413,895)	405,033
Capital lease obligation, less current portion	—	—	2,269	—	—	2,269
Deferred income taxes	—	75,992	(74,482)	26,952	—	28,462
Redeemable preferred stock and accrued dividends	31,112	32,679	33,920	—	(62,225)	35,486
Deferred rent liabilities	—	—	49,738	—	—	49,738
Other non-current liabilities	—	—	38,117	—	—	38,117

Total liabilities	31,112	111,514	1,148,938	212,288	(661,456)	842,396

Stockholders' equity (deficit)
Common stock	26	—	—	—	—	26
Paid-in-capital	247,520	247,535	255,238	2,395	(497,476)	255,212
Accumulated other comprehensive income	—		(270)	—	—	(270)
Retained earnings (deficit)	(380,471)	(380,472)	(611,281)	224,715	767,040	(380,469)

Total stockholders' equity (deficit)	(132,925)	(132,937)	(356,313)	227,110	269,564	(125,501)

Total liabilities and stockholders' equity (deficit)	$(101,813)	$(21,423)	$792,625	$439,398	$(391,892)	$716,895

 DUANE READE HOLDINGS, INC.

Condensed Consolidating Balance Sheet (Unaudited)

As of December 29, 2007

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Assets
Current assets
Cash	$—	$—	$1,343	$37	$—	$1,380
Receivables, net	—	—	55,707	—	—	55,707
Due from affiliates	—	78,621	106,656	61	(185,338)	—
Inventories	—	—	211,678	—	—	211,678
Deferred income taxes	—	1,140	5,049	(6,189)	—	—
Prepaid expenses and other assets	—	—	13,205	—	—	13,205

Total current assets	—	79,761	393,638	(6,091)	(185,338)	281,970
Investment in affiliates	(46,423)	(46,423)	—	(2,655)	95,501	—
Property and equipment, net	—	—	195,740	—	—	195,740
Goodwill	—	—	70,099	—	—	70,099
Deferred income taxes	—	1,645	9,032	(10,677)	—	—
Other assets, net	—	—	148,448	412,377	(366,145)	194,680

Total assets	$(46,423)	$34,983	$816,957	$392,954	$(455,982)	$742,489

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$—	$—	$75,769	$—	$—	$75,769
Due to affiliates	—	—	—	185,336	(185,336)	—
Accrued interest	—	—	9,158	—	—	9,158
Accrued expenses	—	1,712	41,374	—	—	43,086
Current portion of debt	—	—	141,352	—	—	141,352
Current portion of capital lease obligation	—	—	3,994	—	—	3,994

Total current liabilities	—	1,712	271,647	185,336	(185,336)	273,359
Long term debt	—	—	771,177	—	(366,145)	405,032
Capital lease obligation, less current portion	—	—	5,475	—	—	5,475
Deferred income taxes	—	77,258	(78,849)	29,014	—	27,423
Redeemable preferred stock and accrued dividends	31,113	31,113	31,786	—	(62,226)	31,786
Deferred rent liabilities	—	—	40,462	—	—	40,462
Other non-current liabilities	—	2,436	29,839	—	—	32,275

Total liabilities	31,113	112,519	1,071,537	214,350	(613,707)	815,812

Stockholder's equity (deficit)
Common stock	26	—	—	—	—	26
Paid-in-capital	247,509	247,535	251,743	2,395	(497,466)	251,716
Accumulated other comprehensive income	—	—	4	—	—	4
Retained earnings (deficit)	(325,071)	(325,071)	(506,327)	176,209	655,191	(325,069)

Total stockholders' equity (deficit)	(77,536)	(77,536)	(254,580)	178,604	157,725	(73,323)

Total liabilities and stockholders' equity (deficit)	$(46,423)	$34,983	$816,957	$392,954	$(455,982)	$742,489

 DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the 39 weeks ended September 27, 2008

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Cash flows provided by (used in) operating activities:
Net (loss) income	$(55,400)	$(55,400)	$(104,956)	$48,506	$111,850	$(55,400)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	54,999	—	—	54,999
Deferred income taxes	—	(113)	4,367	(2,062)	—	2,192
Non-cash rent expense	—	—	9,339	—	—	9,339
Non-cash interest expense on redeemable preferred stock	—	—	4,666	—	—	4,666
Asset impairment charges	—	—	3,405	—	—	3,405
Other non-cash expense	—	—	332	—	—	332
Equity in income of subsidiaries	55,400	55,400	—	1,050	(111,850)	—
Changes in operating assets and liabilities:
Receivables	—	1,005	2,376	241	—	3,622
Inventories	—	—	(1,274)	—	—	(1,274)
Prepaid expenses and other current assets	—	—	(566)	—	—	(566)
Accounts payable	—	—	2,431	—	—	2,431
Accrued expenses	—	(22)	(7,907)	—	—	(7,929)
Other assets and liabilities, net	—	(870)	53,529	(47,750)	—	4,909

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	—	—	20,741	(15)	—	20,726

Cash flows used in investing activities:
Capital expenditures	—	—	(23,111)	—	—	(23,111)
Lease acquisition and other costs	—	—	(11,958)	—	—	(11,958)
Proceeds from sale of assets	—	—	525	—	—	525

NET CASH USED IN INVESTING ACTIVITIES	—	—	(34,544)	—	—	(34,544)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	—	1,544,744	—	—	1,544,744
Repayments of revolving credit facility	—	—	(1,530,951)	—	—	(1,530,951)
Capital contributions	—	—	978	—	—	978
Issuance of common stock	—	—	2,000	—	—	2,000
Issuance of preferred stock	—	—	—	—	—	—
Deferred financing costs	—	—	(1)	—	—	(1)
Repayments of capital lease obligations	—	—	(2,950)	—	—	(2,950)

NET CASH USED IN FINANCING ACTIVITIES	—	—	13,820	—	—	13,820

Net change in cash	—	—	17	(15)	—	2
Cash at beginning of period	—	—	1,343	37	—	1,380

Cash at end of period	$—	$—	$1,360	$22	$—	$1,382

 DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the 39 weeks ended September 29, 2007

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Cash flows used in operating activities:
Net (loss) income	$(72,723)	$(72,723)	$(124,339)	$50,373	$146,689	$(72,723)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	57,200	—	—	57,200
Deferred income taxes	—	(178)	3,638	(1,510)	—	1,950
Non-cash rent expense	—	—	8,993	—	—	8,993
Non-cash interest expense on redeemable preferred stock	—	—	923	—	—	923
Asset impairment charges	—	—	—	—	—	—
Other non-cash benefit	—	—	(1,244)	—	—	(1,244)
Equity in income of subsidiaries	72,723	72,723	—	1,243	(146,689)	—
Changes in operating assets and liabilities:
Receivables	—	209	3,055	383	—	3,647
Inventories	—	—	(1,189)	—	—	(1,189)
Prepaid expenses and other current assets	—		11,486	—	—	11,486
Accounts payable	—	—	(4,001)	—	—	(4,001)
Accrued expenses	—	(31)	(12,421)	—	—	(12,452)
Other assets and liabilities, net	—	—	54,018	(50,475)	—	3,543

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	—	—	(3,881)	14	—	(3,867)

Cash flows used in investing activities:
Capital expenditures	—	—	(20,058)	—	—	(20,058)
Lease acquisition and other costs	—	—	(14,547)	—	—	(14,547)
Proceeds from sale of assets	—	—	3,335	—	—	3,335

NET CASH USED IN INVESTING ACTIVITIES	—	—	(31,270)	—	—	(31,270)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	—	1,490,788	—	—	1,490,788
Repayments of revolving credit facility	—	—	(1,494,800)	—	—	(1,494,800)
Capital contributions	—	—	2,342	—	—	2,342
Issuance of common stock	—	—	—	—	—	—
Issuance of preferred stock	—	—	39,150	—	—	39,150
Deferred financing costs	—	—	(5)	—	—	(5)
Repayments of capital lease obligations	—	—	(2,374)	—	—	(2,374)

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	35,101	—	—	35,101

Net change in cash	—	—	(50)	14	—	(36)
Cash at beginning of period	—	—	1,370	25	—	1,395

Cash at end of period	$—	$—	$1,320	39	$—	$1,359

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion regarding our financial condition and results of operations for the thirteen and thirty-nine weeks ended September 27, 2008 and the thirteen and thirty-nine weeks ended September 29, 2007 should be read in conjunction with the more detailed financial information contained in our consolidated financial statements and their notes as well as the Special Note Regarding Forward-Looking Statements that are contained elsewhere in this report.

        On September 30, 2007, the first day of our fourth quarter of 2007, we changed our method of accounting for store occupancy costs reflected on our statements of operations. The change resulted in a reclassification of the store occupancy costs previously included within cost of sales to selling, general and administrative expenses. We believe this change in accounting more closely aligns these store occupancy cost components to the nature of expenses included in our financial statement captions and improves the comparability of our financial statement presentation with industry peers. For the 13 weeks ended September 27, 2008 and September 29, 2007, the change in accounting resulted in a decrease to cost of sales of $42.5 million and $39.2 million, respectively, with a corresponding increase to gross profit and selling, general and administrative expenses. For the 39 weeks ended September 27, 2008 and September 29, 2007, the change in accounting resulted in a decrease to cost of sales of $125.0 million and $119.7 million, respectively, with a corresponding increase to gross profit and selling, general and administrative expenses. The change in accounting had no effect on the operating loss for any of the periods presented. This Management's Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the change in accounting for all periods presented.

General

        Our business consists of the sale of a wide variety of health and beauty care products, convenience-oriented food and general merchandise items and a pharmacy operation managed to supply customers with their prescription needs. We refer to the non-prescription portion of our business as front-end sales because most of these sales are processed through the front check-out sections of our stores. This portion of our business consists of brand name and private label items including health and beauty care items, food and beverages, tobacco products, housewares, greeting cards, photofinishing services, photo supplies, seasonal and general merchandise and other products. Health and beauty care products and convenience food represent our highest volume categories within front-end sales. The front-end portion of our business represented 54.7% and 54.5% of our net sales in the thirteen weeks and thirty-nine weeks ended September 27, 2008, respectively, and 54.0% and 53.7% of our net sales in the thirteen weeks and thirty-nine weeks ended September 29, 2007, respectively. The gross margins generated by our front-end business are generally higher as compared to the gross margins of our pharmacy or back-end business.

        Because of our numerous convenient locations in high-traffic commercial and residential areas and the lack of other convenience-oriented retailers in our core market areas, our front-end business is generally a larger proportion of our total sales than for other major conventional drugstore chains, whose front-end sales average between 30% and 40% of total sales. Over the last few years, pharmacy sales have experienced a slower rate of growth primarily due to increased generic dispensing rates and reduced third party plan reimbursement rates, including State Medicaid plans. The lower Maximum Allowable Costs ("MAC") reimbursement rates by The Centers for Medicare and Medicaid Services ("CMS"), State Medicaid and third party plans have resulted in lower sales and margins on generic drugs. In addition, mandatory mail order plans have penetrated some prescription benefit management ("PBM") plans, and mail order intrusion into Medicare Part D plans has also had the effect of lowering sales. Our pharmacy sales include all items we sell by prescriptions filled at our retail locations and by our Mail Order/Specialty Pharmacy facility. In addition, we include in our pharmacy sales certain resales of retail pharmaceutical inventory. Sales processed through third party prescription plans represented approximately 93.4% and 93.3% of our prescription sales in the thirteen and thirty-nine weeks ended September 27, 2008, respectively, and approximately 92.9% and 93.0% of our prescription sales in the thirteen and thirty-nine weeks ended September 29, 2007, respectively.

        The Medicare Modernization Act created a Medicare Part D benefit that expanded Medicare coverage of prescription drugs for senior citizens as well as for certain "dual eligible" individuals that were previously covered under state administered Medicaid plans. This Medicare coverage has resulted in decreased pharmacy margins resulting from lower reimbursement rates than our current margins on state Medicaid prescriptions. The Medicare Part D program grew rapidly during 2007 and 2006 and has continued to grow in 2008 as more seniors become eligible and enroll for this coverage. For the thirteen and thirty-nine weeks ended September 27, 2008, the Medicare Part D program represented approximately 13.2% and 12.8%, respectively, of our retail pharmacy sales, as compared to 12.9% and 12.2%, of retail pharmacy sales for the thirteen and thirty-nine weeks ended September 29, 2007, respectively.

        State Medicaid programs which provide prescription benefits to low income households and individuals represented approximately 13.3% and 14.0% of our retail pharmacy sales for the thirteen weeks ended September 27, 2008 and September 29, 2007, respectively. During the thirty-nine weeks ended September 27, 2008 and September 29, 2007, state Medicaid programs represented approximately 13.8% and 14.2%, respectively, of our retail pharmacy sales. Over the past several years, New York State reduced Medicaid and EPIC prescription reimbursement rates, adversely impacting our pharmacy gross margins. Under the Medicaid guidelines, providers cannot refuse to dispense prescriptions to Medicaid recipients who claim they do not have the means to pay the required co-payments. Most Medicaid recipients decline to make the co-payments, resulting in the requirement for the provider to absorb this cost.

        In April 2008, the New York State legislature enacted additional reimbursement reductions which became effective on July 1, 2008. The recently enacted legislation has resulted in changes to the Medicaid pharmacy reimbursement rates. These changes apply to payments that were issued for services provided on and after July 1, 2008. Additionally, in July 2008, New York State increased the number of generic drugs subject to their MAC limitations. The MAC limitations effectively reduce the reimbursement received from New York State for the generic drugs and, while they presently have not materially impacted our pharmacy gross margins and sales, the future adverse impact on our pharmacy gross margins and sales may be material.

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

        In an effort to offset some of the adverse pharmacy gross margin impacts from the trends discussed above, there has been an intensified effort on the part of retailers to support increased utilization of lower priced but higher margin generic prescriptions in place of branded medications. New generic drug introductions have also enabled retailers to increase the proportion of generic prescriptions to total prescriptions dispensed. Improved generic utilization rates as well as a combination of direct purchases and contractual wholesaler purchases enabled us to offset the adverse margin impact of Medicare Part D and reduced state Medicaid reimbursement rates during 2008.

        We are impacted by legislation to increase the minimum hourly wages. New York State increased the minimum hourly wage from $5.15 to $6.00 on January 1, 2005, to $6.75 on January 1, 2006, and again to $7.15 on January 1, 2007. New Jersey increased the minimum hourly wage from $5.15 to $6.15 on October 1, 2005 and again to $7.15 on October 1, 2006. In addition, the federal minimum hourly wage increased to $6.55 in July 2008 and the U.S. Congress passed legislation that will result in a federal minimum hourly wage increase to $7.25 in July 2009. While these increases have impacted our cost of labor, we have, and believe we can continue to, offset a significant portion of these cost increases through initiatives designed to further improve our labor efficiency.

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

        The level of national economic activity as measured by a number of recent key economic indicators has shown a rapidly deteriorating economy. In addition, turmoil in the credit markets has led to decreased credit availability, as well as consolidations and failures of financial institutions, many of which have substantial operations in New York City. The September 2008 unemployment data for New York City indicated an unemployment rate of 5.8%, compared to a national rate of 6.1%. In comparison, the June 2008 unemployment data for New York City indicated an unemployment rate of 5.4%, compared to a national rate of 5.5%. Our sales and profitability have in the past been impacted by events and other factors that affect New York City. Furthermore, to the extent that personal disposable income declines as a result of falling housing prices, increased energy costs or other macroeconomic factors, we could experience lower profit margins, lower sales and increased levels of shrink.

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

Results of Operations

The Thirteen Weeks Ended September 27, 2008 as Compared to the Thirteen Weeks Ended September 29, 2007

        For the third quarter of 2008, we achieved net sales of $431.0 million and incurred a net loss of $22.3 million, as compared to net sales of $408.8 million and a net loss of $22.1 million in the third quarter of the previous year. Pharmacy resale activity included in net sales was $16.9 million in the third quarter of 2008, compared to $16.4 million in the previous year. The change in the current period net loss, compared to the prior year period, is primarily attributable to the following factors:

  •
  An increase in gross margin of $9.7 million that was primarily attributable to higher front-end store sales, improved front-end selling margins, increased pharmacy margins due to higher rates of generic utilization and reduced levels of inventory losses due to front-end shrink.

  •
  A decrease in interest expense of $2.1 million primarily resulting from lower interest rates applicable to our variable rate debt.

  •
  A decrease in depreciation and amortization expense of $1.3 million due to the termination of a lease for a store that was relocated.

        The positive impact of these items was partially offset by:

  •
  An increase in selling, general and administrative expenses of $7.4 million, primarily due to increased employee benefit costs and utility costs in the current year and reduced real estate related income.

  •
  An increase in other expenses of $3.8 million, primarily attributable to an asset impairment charge of $3.4 million in the current year period.

        In addition, the prior year net loss included a $1.3 million gain from the sale of several pharmacy prescription files, which did not recur in the current year.

        The following sets forth the results of operations for the periods indicated:

	For the 13 Weeks Ended
	September 27, 2008		September 29, 2007
	Dollars	% of Sales	Dollars	% of Sales
	In thousands, except percentages
Net sales	$431,005	100.0%	$408,828	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	296,261	68.7	283,740	69.4

Gross profit	134,744	31.3	125,088	30.6
Selling, general & administrative expenses	117,763	27.3	110,316	27.0
Depreciation and amortization	16,667	3.9	18,007	4.4
Store pre-opening expenses	300	0.1	200	0.0
Gain on sale of pharmacy files	—	0.0	(1,337)	(0.3)
Other expenses	7,883	1.8	4,111	1.0

Operating loss	(7,869)	(1.8)	(6,209)	(1.5)
Interest expense, net	13,633	3.2	15,731	3.8

Loss before income taxes	(21,502)	(5.0)	(21,940)	(5.4)
Income taxes	827	0.2	112	0.0

Net loss	$(22,329)	(5.2)	$(22,052)	(5.4)

        Net sales were $431.0 million in the thirteen weeks ended September 27, 2008, representing an increase of 5.4% as compared to net sales of $408.8 million in the thirteen weeks ended September 29, 2007. Resale activity accounted for 0.1% of the increase, while an increase in retail store sales represented the remaining 5.3%. Total same-store sales increased by 5.0% over the third quarter of last year.

        Pharmacy sales increased from $188.0 million in the third quarter of 2007 to $195.4 million in the third quarter of 2008, an increase of 3.9%, and represented 45.3% of total sales, as compared with 46.0% of total sales in the third quarter of 2007. Resale activity accounted for 0.3% of the sales increase, while retail sales accounted for the remaining 3.6% of the increase. Pharmacy same-store sales increased by 3.7% from last year, and third-party reimbursed pharmacy sales represented 93.4% of total prescription sales, compared to 92.9% in the third quarter of 2007. The switch of Zyrtec, a prescription allergy medication, to over-the-counter status negatively impacted pharmacy same-store sales by 0.6%. The percentage of generic drugs dispensed increased by 3.8% over the prior year, negatively impacting the pharmacy same-store sales increase by approximately 3.8%. Generic drugs generally have lower retail sales prices but are more profitable than branded drugs.

        Front-end sales increased from $220.8 million in the third quarter of 2007 to $235.6 million in the third quarter of 2008, an increase of 6.7%, and represented 54.7% of total sales, as compared to 54.0% of total sales in the third quarter of 2007. Front-end same-store sales increased by 6.0%, primarily due to the continued strong performance in the food and beverage categories, over-the-counter products and health and beauty items. The aforementioned switch of Zyrtec to over-the-counter status positively impacted front-end same-store sales by approximately 0.3%. Additionally, in June 2008 we raised the sales price on our cigarettes commensurate with an increase in cigarette excise taxes in New York State. Although such additional sales do not result in any additional profit to us, the increase in the sales price on our cigarettes positively impacted front-end same-store sales by 1.1% during the third quarter of 2008.

        During the thirteen weeks ended September 27, 2008, we opened four new stores and did not close any stores as compared to four stores opened and seven stores closed during the thirteen weeks ended September 29, 2007. At September 27, 2008, we operated 245 stores, as compared to 241 stores at September 29, 2007 and 242 stores at December 29, 2007.

        Cost of sales as a percentage of net sales was 68.7% and 69.4% in the third quarters of 2008 and 2007, respectively, resulting in gross profit margins of 31.3% and 30.6% in each respective period. Cost of sales also includes a LIFO provision of $0.8 million and $0.6 million during the thirteen weeks ended September 27, 2008 and September 29, 2007, respectively. The improvement in gross profit margin reflects the impact of improved front-end selling margins resulting from a more favorable sales mix of higher profit margin products, increased pharmacy margins due to higher rates of generic utilization and reductions in the level of front-end inventory shrink losses.

        Selling, general and administrative expenses were $117.8 million, or 27.3% of net sales, and $110.3 million, or 27.0% of net sales, in the third quarter of 2008 and 2007, respectively. The increase in the 2008 expense percentage as compared to 2007 was due to increased employee benefit costs and utility costs in the current year and reduced real estate related income.

        Depreciation and amortization of property and equipment and intangible assets was $16.7 million in the third quarter of 2008, as compared to $18.0 million in the third quarter of 2007. The decrease in the current period reflects the benefit realized from the termination of a lease for a store that was relocated.

        We incurred $0.3 million of store pre-opening expenses in the third quarter of 2008 attributable to the opening of four stores and $0.2 million of store pre-opening expenses in the third quarter of 2007 attributable to the opening of four stores.

        The prior year period included a $1.3 million gain from the sale of several pharmacy prescription files, which did not recur in the current year.

        In the third quarter of 2008, other expenses included asset impairment charges to reduce the carrying value of certain store assets to fair value ($3.4 million), costs associated with matters related to a former CEO (Mr. Cuti) ($2.6 million), additional accrued pension costs related to a contract settlement made in March 2006 ($1.4 million), costs associated with closed stores ($0.2 million) and Oak Hill management fees ($0.3 million). During the third quarter of 2007, other expenses included costs associated with closed stores ($2.7 million), costs associated with various matters related to Mr. Cuti ($1.0 million), and Oak Hill management fees ($0.3 million).

        Net interest expense for the third quarter of 2008 was $13.7 million, as compared to $15.7 million in the third quarter of 2007. This decrease was primarily attributable to lower interest rates applicable to our variable rate debt. At September 27, 2008, the weighted average interest rate on our variable rate outstanding debt was 6.04%, as compared to a weighted average rate of 8.84% at September 29, 2007.

        In the third quarter of 2008, we recorded an income tax provision of $0.8 million, reflecting an estimated effective tax rate of 3.8%. This expense is inclusive of an incremental valuation allowance of $10.2 million that largely offset the tax benefit generated by our operating loss in the quarter. In the comparable third quarter of 2007, we recorded an income tax provision of $0.1 million, reflecting an estimated effective tax rate of 3.0%. This expense is inclusive of an incremental valuation allowance of $9.3 million that largely offset the tax benefit generated by our operating loss in the quarter. The valuation allowances reflect the significant losses incurred in each period, as well as the anticipated financial performance over the next several years and the unlikelihood of recognizing the future tax benefits of our accumulated losses.

The Thirty-nine Weeks Ended September 27, 2008 as Compared to the Thirty-nine Weeks Ended September 29, 2007

        For the first nine months of 2008, we achieved net sales of $1.310 billion and incurred a net loss of $55.4 million, as compared to net sales of $1.255 billion and a net loss of $72.7 million in the first nine months of the previous year. Pharmacy resale activity included in net sales was $48.5 million in the first nine months of 2008, compared to $46.5 million in the previous year. The improvement in our net loss is primarily attributable to the following factors:

  •
  An increase in gross margin of $28.9 million that was primarily attributable to increased sales and improvements in both front-end and pharmacy selling margins.

  •
  A decrease in interest expense of $3.9 million resulting from lower interest rates applicable to our variable rate debt and lower borrowing levels on our amended asset-based revolving loan facility.

  •
  A decrease in other expenses of $1.3 million, primarily due to a $2.8 million reduction in closed store costs, a $2.2 million reduction of costs associated with the audit committee investigations which were completed in 2007 and a $1.0 million reduction in costs relating to the arbitration matter involving a former CEO (Mr. Cuti). The benefit from these cost reductions were partially offset by $3.4 million of asset impairment charges recorded during the first nine months of 2008 and $1.4 million of charges for additional accrued pension costs related to a contract settlement made in March 2006.

  •
  A decrease in depreciation and amortization expenses of $2.2 million primarily due to the termination of a lease for a store that was relocated.

        The positive impact of these items was partially offset by an increase in selling, general and administrative expenses of $17.3 million, primarily due to increased labor costs at our stores to support the increased sales and new stores, additional administrative payroll and employee benefit costs due to increased staffing, recruitment and relocation fees paid in connection with the hiring of senior management executives and a reduction in real estate related income. In addition, the prior year net loss included a $1.3 million gain from the sale of several pharmacy prescription files, which did not recur in the current year.

        The following sets forth the results of operations for the periods indicated:

	For the 39 Weeks Ended
	September 27, 2008		September 29, 2007
	Dollars	% of Sales	Dollars	% of Sales
	In thousands, except percentages
Net sales	$1,309,538	100.0%	$1,255,146	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	902,667	68.9	877,195	69.9

Gross profit	406,871	31.1	377,951	30.1
Selling, general & administrative expenses	354,213	27.0	336,911	26.8
Depreciation and amortization	52,260	4.0	54,460	4.3
Store pre-opening expenses	548	0.0	350	0.0
Gain on sale of pharmacy files	—	0.0	(1,337)	(0.1)
Other expenses	12,032	0.9	13,352	1.1

Operating loss	(12,182)	(0.9)	(25,785)	(2.1)
Interest expense, net	40,913	3.1	44,810	3.6

Loss before income taxes	(53,095)	(4.0)	(70,595)	(5.6)
Income taxes	2,305	0.2	2,128	0.2

Net loss	$(55,400)	(4.2)	$(72,723)	(5.8)

        Net sales were $1.310 billion in the thirty-nine weeks ended September 27, 2008, representing an increase of 4.3% as compared to net sales of $1.255 billion in the thirty-nine weeks ended September 29, 2007. Resale activity accounted for 0.2% of the increase, while an increase in retail store sales represented the remaining 4.1%. Total same-store sales increased by 4.7% over the first nine months of last year.

        Pharmacy sales increased from $580.7 million in the first nine months of 2007 to $596.2 million in the first nine months of 2008, an increase of 2.7%, and represented 45.5% of total sales, as compared with 46.3% of total sales in the first nine months of 2007. Resale activity accounted for 0.3% of the sales increase, while retail sales accounted for the remaining 2.4% of the increase. Pharmacy same-store sales increased by 2.9% from last year, and third-party reimbursed pharmacy sales represented 93.3% of total prescription sales, compared to 93.0% in the first nine months of 2007. The percentage of generic drugs dispensed increased by 4.2% over the prior year, negatively impacting the pharmacy same-store sales increase by approximately 3.9%. Generic drugs generally have lower retail sales prices but are more profitable for us than branded drugs.

        Front-end sales increased from $674.4 million in the first nine months of 2007 to $713.4 million in the first nine months of 2008, an increase of 5.8%, and represented 54.5% of total sales, as compared to 53.7% of total sales in the first nine months of 2007. Front-end same-store sales increased by 6.2%, primarily due to the continued strong performance in the food and beverage categories, over-the-counter products and health and beauty items. In June 2008 we raised the sales price on our cigarettes commensurate with an increase in cigarette excise taxes in New York State. Although such additional sales do not result in any additional profit to us, the increase in the sales price on our cigarettes positively impacted front-end same-store sales by approximately 0.5% during the thirty-nine weeks ended September 27, 2008.

        During the thirty-nine weeks ended September 27, 2008, we opened nine stores and closed six stores, as compared to six stores opened and thirteen stores closed during the thirty-nine weeks ended September 29, 2007.

        Cost of sales as a percentage of net sales was 68.9% and 69.9% in the first nine months of 2008 and 2007, respectively, resulting in gross profit margins of 31.1% and 30.1% in each respective period. Cost of sales includes a LIFO provision of $2.4 million in the first nine months of 2008 as compared to a LIFO provision of $1.8 million in the first nine months of 2007. The improvement in gross profit margin is primarily due to improved front-end selling margins and increased pharmacy margins due to higher rates of generic utilization.

        Selling, general and administrative expenses were $354.2 million, or 27.0% of net sales, and $336.9 million, or 26.8% of net sales, in the first nine months of 2008 and 2007, respectively. The increase in the 2008 expense percentage as compared to 2007 was primarily due to increased medical benefit costs for our employees, increased recruitment and relocation fees paid in connection with the hiring of senior management executives and reduced real estate related income.

        Depreciation and amortization of property and equipment and intangible assets was $52.3 million in the first nine months of 2008, as compared to $54.5 million in the first nine months of 2007. The decrease is primarily due to the termination of a lease for a store that was relocated.

        We incurred store pre-opening expenses of $0.5 million in the first nine months of 2008, attributable to the opening of nine stores, as compared to $0.4 million in the first nine months of 2007, attributable to the opening of six stores.

        The prior year period included a $1.3 million gain from the sale of several pharmacy prescription files, which did not recur in the current year.

        For the nine months ended September 27, 2008, other expenses totaled $12.0 million and included costs associated with matters related to Mr. Cuti ($3.9 million), asset impairment charges to reduce the carrying value of certain store assets to fair value ($3.4 million), costs associated with closed stores ($2.3 million), additional accrued pension costs related to a contract settlement made in March 2006 ($1.4 million), and Oak Hill management fees ($0.9 million). During the nine months ended September 29, 2007, other expenses totaled $13.4 million and included costs associated with the completion of the audit committee investigations and various other matters related to Mr. Cuti ($7.0 million), costs associated with closed stores ($5.1 million), Oak Hill management fees ($0.9 million) and other expenses ($0.3 million).

        Net interest expense for the first nine months of 2008 was $40.9 million, as compared to $44.8 million in the first nine months of 2007. This decrease was primarily attributable to lower interest rates and decreased debt levels incurred on our revolving credit borrowings as compared to the prior year.

        In the first nine months of 2008, we recorded an income tax provision of $2.3 million, reflecting an estimated effective tax rate of 4.3%. This expense is inclusive of an incremental valuation allowance of $23.6 million that largely offset the tax benefit generated by our operating loss in the six month period. In the comparable first nine months of 2007, we recorded an income tax provision of $2.1 million, reflecting an estimated effective tax rate of 3.0%. This expense is inclusive of an incremental valuation allowance of $36.5 million that largely offset the tax benefit generated by our operating loss in the nine month period. The valuation allowances reflect the significant losses incurred in each period, as well as the anticipated financial performance over the next several years and the unlikelihood of recognizing the future tax benefits of our accumulated losses.

Liquidity and Capital Resources

Working Capital and Cash Flow

        The working capital deficit was $3.1 million at September 27, 2008, compared to a working capital balance of $8.6 million at December 29, 2007. Working capital reflects the classification of outstanding borrowings under our amended asset-based revolving loan facility of $155.1 million at September 27, 2008 and $141.4 million at December 29, 2007 as current liabilities. This current classification is required because cash receipts controlled by the lenders are used to reduce outstanding debt and we do not meet the criteria of SFAS No. 6 to classify the debt as long-term, but is not an indication that this credit facility is expected to be retired within the next year. This facility expires in July 2011 and we intend to continue to access it for our working capital needs throughout its remaining term. The decrease in our working capital balance is primarily due to the increased revolving loan borrowings at September 27, 2008 compared to December 29, 2007.

        Our primary sources of liquidity are operating cash flows and availability under our revolving loan facility. We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including revolving loan borrowings under the amended asset-based revolving loan facility, will be adequate for the next twelve months, to make required payments on our indebtedness, to fund anticipated capital expenditures and to satisfy our working capital requirements. See our Liquidity Assessment below for further discussion.

        Net cash provided by operating activities was $20.7 million in the thirty-nine weeks ended September 27, 2008 compared to net cash used in operating activities of $3.9 million in the thirty-nine weeks ended September 29, 2007. The change is primarily attributable to our improved operating results during the first nine months of 2008 compared to the first nine months of 2007.

        Net cash used in investing activities was $34.5 million in the thirty-nine weeks ended September 27, 2008, compared to $31.3 million in the thirty-nine weeks ended September 29, 2007. In the first nine months of 2008, we spent $23.1 million on capital expenditures, primarily related to new stores and the remodeling of existing locations, and $12.0 million on lease acquisition and other costs. These costs were partially offset by $0.5 million of proceeds received from the disposition of certain properties. In the first nine months of 2007, we spent $20.1 million on capital expenditures, primarily related to new stores and the remodeling of existing locations, and $14.5 million on lease acquisition and other costs. This was partially offset in 2007 by $3.3 million received in connection with the assignment of leases for certain closed stores and the sale of several pharmacy prescription files.

        Net cash provided by financing activities was $13.8 million in the thirty-nine weeks ended September 27, 2008, and includes $2.0 million resulting from the purchase of 20,000 shares of Duane Reade Holdings, Inc. common stock by our current CEO. Net cash provided by financing activities was $35.1 million in the thirty-nine weeks ended September 29, 2007. Cash provided by financing activities for the thirty-nine weeks ended September 29, 2007 included $39.1 million (net of expenses of $0.3 million) resulting from the issuance of preferred stock and warrants. See Note 9 to our Unaudited Consolidated Interim Financial Statements contained elsewhere in this report for additional information regarding this transaction.

Operating Capital Requirements

        Our operating capital requirements primarily result from opening and stocking new stores, remodeling and renovating existing retail locations, purchasing pharmacy files and the continuing development of management information systems. We opened nine new stores in the first nine months of 2008, six new stores in the first nine months of 2007, ten new stores in fiscal 2007 and five new stores during fiscal 2006. We currently plan to open a total of six additional new stores in the remainder of 2008. As of September 27, 2008, we have completed the lease acquisitions for six of the former Gristedes locations. We have opened stores at five of the six former Gristedes locations and expect to open the sixth store during the fourth quarter of 2008. Our agreement with Gristedes has expired and we are not obligated to acquire the remaining two leases.

        Capital spending in 2008 is expected to be approximately $50 million, with approximately $20 million related to maintenance capital spending. Historically, we have been able to lease most of our store locations, so acquisitions of real estate are not expected to impact our capital requirements. We also require working capital to support inventory for our existing and new stores. As current economic conditions continue or further deteriorate, we will continue to monitor the effects of the economic conditions on our operating capital requirements.

Other Factors Influencing our Liquidity

        In June 2005, the appraisal panel in the World Trade Center insurance claim litigation determined the amount of our business interruption loss as a result of the events of September 11, 2001. This determination by the panel is subject to existing appeals and potentially additional appeals, and on June 22, 2005, the Second Circuit Court of Appeals affirmed the decision of the trial court, with modifications, including modifications to certain of the legal tests on which the appraisal panel's decision was based. Based on this decision and related modifications, the appraisal panel revised its previously issued determination to require an additional $5.6 million payment from the insurance carrier in addition to the $9.9 million previously paid by the insurance carrier in 2002. As a result of the insurer's refusal to pay this amount and also as a result of the Second Circuit Court of Appeals' interpretation of our insurance policy, in January 2007, we commenced another action in the U.S. District Court for the Southern District of New York to recover both the appraisal panel's award and additional amounts under the policy. In August 2007, the District Court entered judgment in the amount of $0.8 million plus interest, and both parties appealed. The appeals have been briefed and are awaiting argument in the Second Circuit Court of Appeals. However, due to the inherent uncertainty of litigation, there can be no assurance that this appeal will be successful. Note 13 to the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report provides a more detailed explanation of this matter.

        Thirteen of our stores, which generated approximately 5.9% of our net sales for fiscal 2007, had leases scheduled to expire before the end of fiscal 2009. We have renewed the leases for six of the thirteen stores and believe we will be able to renew the remaining expiring leases or, alternatively, find other economically attractive alternatives, including alternative locations to lease.

        As of September 27, 2008, approximately 5,200 of our approximately 7,000 employees were represented by various labor unions and were covered by collective bargaining agreements. Pursuant to the terms of the collective bargaining agreements covering these employees, we are required, in some instances, to pay specified annual increases in salary and benefits contributions relating to the member employees. While these increases have impacted our cost of labor, we have, and believe we can continue to, offset a significant portion of these cost increases through initiatives designed to further improve our labor efficiency. Our collective bargaining agreements with the RWDSU/Local 338 and Local 340A New York Joint Board, UNITE AFL-CIO, who, on a combined basis represent approximately 4,700 of our employees in all of our stores, expire on March 31, 2009. Approximately 500 of our employees in our two distribution centers in Maspeth, Queens, NY and North Bergen, NJ are represented by Local 210, International Brotherhood of Teamsters, Chauffeurs and Warehousemen, under a collective bargaining agreement that expired on August 31, 2008. In September 2008, we negotiated a new collective bargaining agreement with this union which extends through August 31, 2011.

        The following table presents details of our significant commitments and obligations as at September 27, 2008, except that the data provided with respect to operating leases is as of December 29, 2007:

	Payments due by Period
Contractual Cash Obligations	Total	Within 1 year	Within 2-3 years	Within 4-5 years	After 5 years
	(dollars in thousands)
Long-Term Debt(1)	$405,033	$—	$405,000	$—	$33
Asset-Based Revolving Loan Facility(2)	155,145	—	155,145	—	—
Capital Lease Obligations(3)	6,519	4,250	2,158	111	—
Operating Leases(4)	1,286,674	128,277	249,790	235,018	673,589
Fixed Interest Payments(5)	57,038	19,013	38,025	—	—
Severance Payments(6)	146	26	16	15	89
Redeemable Preferred Stock(7)	39,400	—	—	—	39,400
Redeemable Preferred Stock Dividends(7)	89,496	—	—	—	89,496

Total Contractual Cash Obligations	$2,039,451	$151,566	$850,134	$235,144	$802,607

(1)
These amounts include $210.0 million of outstanding senior secured floating rate notes due in December 2010, $195.0 million of outstanding senior subordinated notes due in August 2011, and $33,000 outstanding under the senior convertible notes due in 2022. For more information about the terms of the indebtedness described above, please see "—Debt," below.

(2)
At September 27, 2008, approximately $155.1 million was outstanding and a further $58.5 million was available for borrowing under our amended asset-based revolving loan facility. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt and we do not meet the criteria of SFAS No. 6, "Classification of Short-Term Obligations Expected to be Refinanced—An Amendment of ARB No. 43, Chapter 3A" to classify the debt as long-term. However, this is not an indication that this credit facility is expected to be retired within the next year. We intend to continue to use this facility for our working capital needs through the date of its maturity in July 2011.

(3)
Please refer to Note 10 to the annual consolidated financial statements on Form 10-K for further detail on Capital Lease obligations.

(4)
Please refer to Note 16 to the annual consolidated financial statements on Form 10-K for further detail on Operating Lease obligations.

(5)
Reflects interest payable on the $195.0 million outstanding senior subordinated notes.

(6)
Includes future health insurance premium payments specified under the employment contract with Mr. Cuti which are required to be made by us in connection with his replacement on November 21, 2005. In an ongoing arbitration between Mr. Cuti and us (explained in more detail in Note 13 to the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report), we are seeking, among other forms of relief, rescission of employment agreements entered into between us and Mr. Cuti, the return of all compensation paid under the employment agreements, including the benefits described in this footnote, and other monetary damages.

(7)
The Series A redeemable preferred stock has a 12-year mandatory redemption date from the issuance date and provides for an annual cash dividend of 10% payable quarterly, subject to being declared by our Board of Directors. To the extent the dividends are not paid in cash, the dividends will cumulate on a quarterly basis to the extent not paid quarterly. The payment of these dividends is currently restricted under the agreements governing our outstanding indebtedness, so we have reflected the dividends in the table above as not being payable until the mandatory redemption date. Each of the 525,334 shares of Series A redeemable preferred stock is immediately redeemable without penalty, at our option prior to the mandatory redemption date, at a liquidation preference of $75.00 per share plus any accrued but unpaid dividends as of the redemption date. At September 27, 2008, the amount of accumulated unpaid dividends totaled approximately $5.6 million.

        The following table presents details of our other significant commercial commitments as at September 27, 2008:

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

        In connection with the November 21, 2005 replacement of Mr. Cuti, Mr. Cuti's employment contract specifies payments to him in cash totaling up to $6.6 million. We have paid the full $6.6 million amount as of December 29, 2007. In addition, the employment contract provides for continued health insurance coverage for Mr. Cuti during the 25-month period following termination and, upon expiration of that period, if Mr. Cuti is not otherwise eligible under another employer's comparable medical plan, lifetime retiree medical benefits at a cost not to exceed $50,000 annually. In an ongoing arbitration between Mr. Cuti and us (explained in more detail in Note 13 to our Unaudited Consolidated Interim Financial Statements contained elsewhere in this report), we are seeking, among other forms of relief, rescission of employment agreements entered into between us and Mr. Cuti, the return of all compensation paid under the employment agreements, including the benefits described in this paragraph, and other monetary damages.

        In connection with the Acquisition, Mr. Cuti was granted equity interests in Duane Reade Shareholders and Duane Reade Holdings, consisting of options to purchase shares of our common stock and a profits interest in Duane Reade Shareholders. Mr. Cuti's employment contract provides that, as a result of his replacement on November 21, 2005, he had the right to require us to purchase for cash to be paid over a two year period all or a portion of these equity interests as he may designate, at a value determined in accordance with a formula. In connection with his replacement, we have treated all of his equity interests as having vested. The profits interest and options will have no value unless the value of Duane Reade Shareholders and Duane Reade Holdings, respectively, appreciate following the Acquisition. Mr. Cuti's purchase right will be suspended at any time when the exercise of such purchase rights would result in a default under the financing arrangements of Duane Reade Shareholders, Duane Reade Holdings or Duane Reade Inc. On December 21, 2005, Mr. Cuti

provided notice to Duane Reade Inc. that he was exercising his repurchase right to cause us to repurchase 5% of his profits interest. Pursuant to the procedures outlined in the new employment agreement, Duane Reade Inc. has advised him that his profits interest as of December 21, 2005 was determined to have no value. The benefits described in this paragraph were all granted under an employment agreement between Mr. Cuti and us. In an ongoing arbitration between Mr. Cuti and us (explained in more detail in Note 13 to our Unaudited Consolidated Interim Financial Statements contained elsewhere in this report), we are seeking, among other forms of relief, rescission of employment agreements entered into between us and Mr. Cuti and the return of all compensation paid under the employment agreements, including the benefits described in this paragraph. The determination that Mr. Cuti's profits interest as of December 21, 2005 had no value is also one of several subjects specifically at issue in the arbitration.

        In connection with the assignment of certain store leases to third parties, we continue to guarantee lease obligations for eight former stores. The respective purchasers have assumed our obligations under these leases and are primarily liable for these obligations. Although we believe it to be unlikely, assuming that each respective purchaser became insolvent, management estimates that we could settle these remaining lease obligations for amounts substantially less than the aggregate remaining obligation of $32.7 million as of September 27, 2008. The lease obligations are for varying terms dependent upon the respective lease, the longest of which lasts through January 15, 2028.

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

        We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including revolving loan borrowings under the amended asset-based revolving loan facility, will be adequate to make required payments on our indebtedness, to fund anticipated capital expenditures and to satisfy our working capital requirements. We base this belief on our cash flows from operations for the nine months ended September 27, 2008 of $20.7 million, cash flows from operations of $19.3 million in fiscal 2007, projected improvements in working capital management, anticipated levels of capital expenditures and the available borrowing capacity under the $225.0 million amended asset-based revolving loan facility, which was approximately $58.5 million at September 27, 2008 and approximately $61.2 million at September 29, 2007. We are required to refinance our $210 million of outstanding senior secured floating rate notes prior to August 15, 2010. Although our ability to refinance these notes will depend upon credit markets at that time as well as our financial performance, we fully intend to refinance the notes within the required timeframe.

        Our stockholder's deficit is expected to increase in 2008 due to continued losses; however, this deficit does not impact our liquidity as noted above and has no impact on our debt covenants. Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. In addition, our operating results, cash flow and capital resources may not be sufficient for repayment of our indebtedness in the future. Some risks that could adversely affect our ability to meet our debt service obligations include, but are not limited to, reductions in third party prescription reimbursement rates, declines in the New York City economy, increases in competitive activity, adverse changes in vendor credit terms, changes in drug consumption patterns, aggressive regulatory and reimbursement audit and recoupment activity, additional adverse legislative changes or a major disruption of business in our markets from a terrorist event, natural disaster or other unexpected events. Other factors that may adversely affect our ability to service our debt are described above under "Special Note Regarding Forward-Looking Statements." Borrowings under the amended asset-based revolving loan facility and the aggregate $210.0 million senior secured notes bear interest at floating rates. Therefore, our financial condition will be affected by changes in prevailing interest rates. On April 30, 2008, we entered into a hedging transaction through the acquisition of a "no cost collar." Under this arrangement, we capped our exposure on $210.0 million of LIBOR-based borrowings at a maximum LIBOR rate of 5.2%. In addition, we established a minimum "floor" LIBOR rate of 2.6%, in line with then current LIBOR rates. At September 27, 2008, the LIBOR rate in effect was approximately 2.8%, which was within the range of minimum and maximum allowable interest rates under the "no cost collar." As a result, at September 27, 2008, this "no cost collar" did not have an impact on the overall effective interest rate on our LIBOR-based borrowings.

Critical Accounting Policies

        Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial reporting to gain a more complete understanding of our consolidated financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 29, 2007 are those that depend most heavily on these judgments and estimates. At September 27, 2008, there have been no material changes to any of the Critical Accounting Policies contained therein.

Off-Balance Sheet Arrangements

        We are not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off-balance sheet financing other than the operating lease commitments detailed in the Contractual Cash Obligations table and the standby letters of credit detailed in the Other Commercial Commitments table, both of which are presented above.

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

Inflation

        We believe that inflation has not had a material impact on our results of operations during the three years ended December 29, 2007 or the nine months ended September 27, 2008.

Recently Issued Accounting Pronouncements

        Refer to Note 2 of the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report for a detailed description of various recently issued accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our financial results are subject to risk from interest rate fluctuations on the portion of our debt that carries variable interest rates. Variable rate debt outstanding at September 27, 2008 included $155.1 million of borrowings under our amended asset-based revolving loan facility and $210.0 million of senior secured floating rate notes. At September 27, 2008, the weighted average combined interest rate in effect on all variable rate debt outstanding was 6.04%. A 0.50% change in interest rates applied to the $365.1 million balance of floating rate debt would affect pre-tax annual results of operations by approximately $1.8 million, excluding the impact, if any, of the "no cost collar" as detailed below. In addition, we also have $195.0 million of senior subordinated notes and $33.0 thousand of senior convertible notes outstanding at September 27, 2008. The senior subordinated notes bear interest payable semi-annually at a fixed rate of 9.75%, and are therefore not subject to risk from interest rate fluctuations. The senior convertible notes accrete interest at a fixed rate of 3.75% and are therefore not subject to risk from interest rate fluctuations.

        On April 30, 2008, we entered into a hedging transaction through the acquisition of a "no cost collar." Under this arrangement, we capped our exposure on $210.0 million of LIBOR-based borrowings at a maximum LIBOR rate of 5.2%. In addition, we established a minimum "floor" LIBOR rate of 2.6%, in line with then current LIBOR rates. At September 27, 2008, the LIBOR rate in effect was approximately 2.8%, which was within the range of minimum and maximum allowable interest rates under the "no cost collar." As a result, at September 27, 2008, this "no cost collar" did not have an impact on the overall effective interest rate on our LIBOR-based borrowings.

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

(b) Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting that occurred during the third quarter ended September 27, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.    Legal Proceedings

        Refer to Note 13 to the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report for a detailed description of the various legal proceedings in which we are involved.

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

        None.

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

Dated: November 11, 2008	DUANE READE HOLDINGS, INC. (Registrant)
/s/ JOHN A. LEDERER John A. Lederer Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)
/s/ JOHN K. HENRY John K. Henry Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

QuickLinks

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
  PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
Duane Reade Holdings, Inc. Consolidated Statements of Operations (Unaudited) (In thousands)
Duane Reade Holdings, Inc. Consolidated Balance Sheets (Unaudited) (In thousands, except share and per share data)
Duane Reade Holdings, Inc. Consolidated Statements of Cash Flows (Unaudited) (In thousands)
Duane Reade Holdings, Inc. Consolidated Statements of Comprehensive Loss (Unaudited) (in thousands)
Notes to Unaudited Consolidated Interim Financial Statements (dollars in thousands)
Notes to Unaudited Consolidated Interim Financial Statements (Continued) (dollars in thousands)
DUANE READE HOLDINGS, INC. Condensed Consolidating Statement of Operations (Unaudited) For the 13 weeks ended September 27, 2008 (in thousands)
DUANE READE HOLDINGS, INC. Condensed Consolidating Statement of Operations (Unaudited) For the 13 weeks ended September 29, 2007 (in thousands)
DUANE READE HOLDINGS, INC. Condensed Consolidating Statement of Operations (Unaudited) For the 39 weeks ended September 27, 2008 (in thousands)
DUANE READE HOLDINGS, INC. Condensed Consolidating Statement of Operations (Unaudited) For the 39 weeks ended September 29, 2007 (in thousands)
DUANE READE HOLDINGS, INC. Condensed Consolidating Balance Sheet (Unaudited) As of September 27, 2008 (in thousands)
DUANE READE HOLDINGS, INC. Condensed Consolidating Balance Sheet (Unaudited) As of December 29, 2007 (in thousands)
DUANE READE HOLDINGS, INC. Condensed Consolidating Statement of Cash Flows (Unaudited) For the 39 weeks ended September 27, 2008 (in thousands)
DUANE READE HOLDINGS, INC. Condensed Consolidating Statement of Cash Flows (Unaudited) For the 39 weeks ended September 29, 2007 (in thousands)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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