Form 10-K
period 2008-12-27
DUANE READE HOLDINGS INC
filed 2009-03-25
CIK 1279172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2008
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

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☒*    No ☐

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of March 9, 2009, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was not significant. All but 20,100 shares of the common stock of the registrant are held by its parent.

DOCUMENTS INCORPORATED BY REFERENCE
None

*
The registrant is not subject to the filing of Section 13 or 15(d) of the Securities Exchange Act of 1934. The registrant is a voluntary filer.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This and other of our public filings or public statements contain forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act and the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. These forward-looking statements relate to future events or our future financial performance with respect to our financial condition, results of operations, business plans and strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products such as private label merchandise, plans and objectives of management, capital expenditures, growth and maturation of our stores and other matters. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential," "pro forma," "seek," or "continue" or the negative of those terms or other comparable terminology. These forward-looking statements are only predictions and such expectations may prove to be incorrect. Some of the things that could cause our actual results to differ substantially from our expectations are:

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

  •
  the progress and outcome of the criminal indictments against former executives of the Company by the United States District Attorney's Office for the Southern District of New York and the civil securities fraud charges filed by the Securities and Exchange Commission (the "SEC");

  •
  liability and other claims asserted against us, including the items discussed in "Item 3. Legal Proceedings" included elsewhere in this report;

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

  •
  the continuation or further deterioration of current credit market conditions under which business credit is severely restricted;

  •
  the effects of the current economic recession on our customers and the markets we serve, particularly the difficulties in the financial services industry and the general economic downturn that began in the latter half of 2007 and which has significantly deteriorated during the fourth quarter of 2008 and the beginning of 2009;

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

General

        We are the largest drugstore chain in New York City, which is the largest sales volume drugstore market in the United States. In 2008, we believe that we led the drugstore market in New York City in sales of both back-end (pharmacy) and front-end (non-pharmacy) categories. As of December 27, 2008, we operated 148 of our 251 stores in Manhattan's high-traffic business and residential districts, representing over twice as many stores as our next largest competitor in Manhattan. In addition, at December 27, 2008, we operated 77 stores in New York's densely populated outer boroughs and 26 stores in the surrounding New York and New Jersey suburbs, including the Hudson River communities of northeastern New Jersey, as well as Westchester, Nassau and Suffolk counties in New York. Since opening our first store in 1960, we have executed a marketing and operating strategy tailored to the unique characteristics of New York City, the most densely populated major market in the United States. Sales of higher margin front-end items accounted for approximately 54% of our total sales in fiscal 2008, one of the highest ratios in the chain drug industry.

        Our name is derived from our first successful full-service drugstore, which opened in 1960 on Broadway, between Duane and Reade Streets in Manhattan. We enjoy strong brand name recognition in the New York greater metropolitan area, which we believe results from our many locations in high-traffic areas of New York City, promotional advertising, and our Dollar Rewards customer loyalty program.

        We have developed an operating strategy designed to capitalize on the unique characteristics of the New York greater metropolitan area, which include high-traffic volume, complex distribution logistics, and high costs of occupancy, advertising and personnel. The key elements of our operating strategy are:

  •
  a convenient and value-oriented shopping experience;

  •
  a low-cost operating structure supported by high sales per square foot store locations and relatively low warehouse, distribution and advertising costs; and

  •
  a differentiated real estate strategy using flexible store formats.

        We believe that our customer service orientation, competitive price format, broad product offerings and Dollar Rewards Loyalty Card program provide a convenient and value-oriented shopping experience for our customers and help to build customer loyalty.

        Despite the high costs of operating in the New York greater metropolitan area, our high sales per square foot stores generally allow us to effectively leverage occupancy costs, payroll and other store expenses. Our approximately 506,000 square foot primary distribution facility is centrally located in Maspeth, Queens, New York City. The facility is located within ten miles of approximately 90% of our stores, and none of our retail locations are farther than 50 miles from this facility. We also operate a second, smaller warehouse facility in North Bergen, New Jersey for the distribution of certain seasonal and other promotional merchandise. This approximately 114,000 square foot support facility enjoys similar proximity to most of our New York City locations while providing additional capacity and closer proximity to our stores located in New Jersey. We believe that these two central locations allow us to maintain relatively low warehouse and distribution costs as a percentage of sales.

        As of December 27, 2008, we operated 251 stores, 15 of which were opened during fiscal 2008. During fiscal 2007 and 2006, we opened ten stores and five stores, respectively. We closed six stores in 2008, 16 stores in 2007 and eight stores in 2006. Among the 15 new stores we opened during 2008, 11 were in Manhattan, three were in the densely populated outer boroughs of New York City and one was in New Jersey. As of December 27, 2008, approximately 59% of our stores were in Manhattan, 31% were in the outer boroughs of New York City and 10% were located outside New York City. At December 27, 2008, we occupied approximately 1.7 million square feet of retail space, approximately 3% more than at the end of fiscal 2007. Approximately 46% of the stores we operated at December 27, 2008 had been opened since the beginning of fiscal 2001.

        In March 2006, as part of an expansion and realignment of the senior management team that started in November 2005, we implemented a six-point strategic plan to transform our business and improve performance, known as "Duane Reade Full Potential." The successful implementation of "Duane Reade Full Potential" allowed us to stabilize our business performance and resulted in improved sales and margin performance during 2008, 2007 and 2006, compared to 2005, as well as improved leveraging of costs and improved working capital management. In April 2008, John A. Lederer was appointed as our Chairman and Chief Executive Officer.

        We believe our current market position provides us with an opportunity to become one of the New York metropolitan area's most recognized and trusted brands. During 2008, we sought to further strengthen our management team and build upon the success we have achieved by adding new senior management executives in operations, supply chain and merchandising to execute several strategic plans that we believe will return us to profitability and further strengthen our brand in the New York metropolitan area. Our strategic plan for 2009 includes:

  •
  Improving the pharmacy through maintenance of improved in-stock conditions, more convenient operating hours, faster customer prescription fulfillment and enhanced accessibility and interaction between our customers and pharmacists.

  •
  Enhancing the customer's experience by providing our store personnel with additional training on planning, directing and organizing the store for success.

  •
  Improve our merchandise and private label offerings and differentiate ourselves from competitors through the use of exclusive brand products, improved presentations and a strengthened loyalty program.

  •
  Modernizing our store locations through store renovations, new interior and exterior design graphics and décor. Several of our 2008 store openings reflect these new store design concepts.

        Our strategic plan will focus on serving the needs of our customers by providing them with the products they need to look and feel better and will offer them a wide assortment of products designed to meet their everyday needs. The implementation of this strategic plan began in the second half of 2008 and will continue throughout 2009.

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

Company Operations

Front-End Merchandising

        Our overall front-end merchandising strategy is to provide a broad selection of competitively priced, branded and private label drugstore products in convenient, customer-friendly presentations. To further enhance customer service and loyalty, we attempt to maintain a consistent in-stock position in all merchandise categories. We offer brand name and private label health and beauty care products (including over-the-counter items), food and beverage items (including beer in all stores which have obtained the appropriate licenses), tobacco products, cosmetics, housewares, greeting cards, photofinishing services, photo supplies, seasonal and general merchandise and other products. Health and beauty care products represent our highest volume product categories within front-end sales, and we allocate ample shelf space to popular brands of these items. We place convenience items, such as candy, snacks and seasonal goods, near the check-out registers to provide all customers with optimum convenience and to stimulate impulse purchases. To further enhance our health and beauty offerings, we operate Skin Wellness Centers in 38 stores. Our Skin Wellness Centers are staffed by trained beauty advisors and offer our customers high-end skin care brands.

        In addition to a wide array of branded products, we also offer our own private label products under various names including "5th Avenue", "Apt. 5", "Christmas in New York" and "Duane Reade." Private label products provide customers with high-quality, lower priced alternatives to brand name products, while generating generally higher gross profit margins than brand name products. These offerings also enhance our reputation as a value-oriented retailer, build customer loyalty and differentiate ourselves from competitors. We believe that our strong brand image, reputation for quality and reliability in the New York City market, and our economies of scale in purchasing allow us to effectively manage an improved assortment of private label goods that offer an alternative for increased value to the consumer with higher profitability than comparable branded products. In fiscal 2008, our private label products accounted for approximately 8.9% of non-pharmacy sales.

        We further complement our product offerings with additional customer services such as ATMs, sales of lottery tickets and postage stamps, money transfer services and acceptance of food stamps and other government-sponsored benefits. We also offer on-site photofinishing services in over 90 of our stores.

Pharmacy

        Our pharmacy business is central to our customer identity and provides a critical link to our health and wellness business and sales in over-the-counter front-end products. Sales of prescription medications are expected to experience strong long-term growth trends attributable to the aging population, new drug discoveries, and increased use of quality of life prescription products. Increased prescription coverage through various private and government sponsored plans such as the Medicare Part D program as well as other favorable demographic trends are expected to result in strong growth for all aspects of this business. Our same-store prescription retail drug sales grew by 3.1% in 2008 as compared to 2007 and by 5.9% in 2007 as compared to 2006. Sales of prescription drugs represented 46.1% of total sales in 2008, compared to 46.0% of total sales in 2007 and 46.5% of total sales in 2006. The number of generic prescriptions filled represented 59.6% of total prescriptions filled in 2008 as compared to 55.7% of total prescriptions filled in 2007 and 52.1% of total prescriptions filled in 2006. While the increase in the percentage of generic prescriptions filled reduces the rate of pharmacy same-store sales growth overall, it increases our gross margin per prescription filled. This increased gross margin is due to lower cost generic prescriptions generally being more profitable than their branded equivalents. The trend of increases in generic prescriptions filled is the result of several high volume branded drug patent expirations that have enabled the introduction of lower cost generic alternatives and the conversion of certain popular prescription drugs to over-the-counter drugs. We have also continued to emphasize the value of using lower cost generic products to our customers.

        We believe that our extensive network of conveniently located stores, strong local market position and reputation for high quality healthcare products help in attracting pharmacy business from individual customers as well as managed care organizations, insurance companies, employers and other third party payers. The percentage of our total prescription drug sales covered by third party plans, which include government-paid plans, increased to approximately 93.4% in 2008, as compared to approximately 93.0% in 2007 and approximately 92.8% in 2006. Gross margins on sales covered by third party plans are generally lower than cash prescription drug sales because of the highly competitive nature of pricing for this business.

        The Medicare Modernization Act created a Medicare Part D benefit that expanded Medicare coverage of prescription drugs for senior citizens as well as for certain "dual eligible" individuals that were previously covered under state administered Medicaid plans. This Medicare coverage has resulted in decreased pharmacy margins resulting from lower reimbursement rates than our current margins on state Medicaid prescriptions. The Medicare Part D program has grown rapidly since taking effect in 2006. The program's growth may continue as more seniors have become eligible and enroll for the coverage.

        In July 2007, the Centers for Medicare & Medicaid Services, or CMS, issued a final rule that may negatively affect our level of reimbursements for certain generic drugs by setting an upper limit on the amount of reimbursement for such drugs based on the "Average Manufacturer Price" ("AMP"). As a result of a lawsuit brought by the National Association of Chain Drug Stores and the National Community Pharmacists Association to challenge the implementation of the new rule, a federal court temporarily enjoined the implementation of the new rule pending the outcome of the lawsuit and the lawsuit remains pending. In July 2008, Congress enacted H.R. 6331, the Medicare Improvements for Patients and Providers Act of 2008 ("MIPPA"). The former President Bush subsequently vetoed MIPPA and, on July 15, 2008, Congress overrode the veto. MIPPA delayed the implementation of the use of Average Manufacturer Price with respect to payments made by State Medicaid Plans for multiple source generic drugs until September 30, 2009. MIPPA also prohibited the Secretary of Health and Human Services from making public any Average Manufacturer Price information that was previously disclosed to the Secretary of Health and Human Services. The outcomes of the lawsuit and the impact of MIPPA are uncertain at this time, so we currently are unable to determine what effect the new rule will ultimately have on our business.

        In an effort to offset some of the adverse pharmacy gross margin impacts from the trends discussed above, there has been an intensified effort on the part of retailers to support increased utilization of lower priced but higher margin generic prescriptions in place of branded medications. New generic drug introductions have also enabled retailers to increase the proportion of generic prescriptions to total prescriptions dispensed. Improved generic utilization rates as well as a combination of direct purchases and contractual wholesaler purchases enabled us to offset the adverse margin impact of Medicare Part D and reduced state Medicaid reimbursement rates during 2008 and 2007. In addition, we believe that the higher volume of pharmacy sales to third party plan customers helps to offset the related lower gross profit margins and allows us to leverage other fixed store operating expenses. We believe that increased third party plan sales also generate additional general merchandise sales by increasing customer traffic in our stores. As of December 27, 2008, we had contracts with over 370 third party plans, including virtually all major third party plans in our market areas. During fiscal 2008, New York Medicaid represented approximately 14% and 6% of our retail pharmacy and net retail store sales, respectively.

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

        The current economic downturn may result in additional reductions in New York Medicaid prescription reimbursements. Budget proposals for New York State in 2009 currently include reductions in the reimbursements for pharmacies in the Medicaid and EPIC programs. The State of New Jersey is also proposing Medicaid reductions in their 2009 budget proposals. Neither state has approved their final budget proposals, and while it is highly likely that there will ultimately be further reductions in reimbursements, the economic stimulus package recently passed by Congress and signed into law by President Obama could provide states with additional Medicaid funding and may reduce the extent of each state's proposed reductions in Medicaid reimbursements. Under the economic stimulus package, over $80 billion would be allocated to help states with Medicaid. In addition, the economic stimulus package includes provisions to subsidize health care insurance premiums for the unemployed under the COBRA program and provisions that will aid states in defraying budget cuts.

        In 2008, we experienced pharmacy sales growth due to increased utilization of Medicare Part D, pharmacy same-store sales growth of 3.1% and increases in average price per prescription. Previous factors that have influenced our pharmacy sales are the level of third party plan co-payments, publicity surrounding certain medications, conversion of certain prescription drugs to over-the-counter status and increased mail order and internet based penetration.

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

        We currently operate two Diabetes Resource Centers, one center is located in Manhattan and the second center is located in Brooklyn. Both Diabetes Resource Centers are designed to assist individuals and their families in managing diabetes and serve as educational facilities which provide free training.

The Diabetes Resource Centers and their services, managed by licensed pharmacists and certified diabetes educators, are open to the public and are free of charge.

        In 2007, in partnership with Consumer Health Services, Inc., we launched DR Walk-in Medical Care. These sites are designed to provide customers with convenient access to high-quality, urgent and non-emergency medical services at affordable prices, with the option to see on-site physicians on a walk-in basis for immediate examination and treatment. We currently have two of these DR Walk-in Medical Care centers in our stores and believe these services enhance our convenience image, promote stronger customer loyalty and assist us in addressing the wellness needs of our customers.

Internet

        Our interactive website, www.duanereade.com, is a convenient and efficient means that customers may use to access our Duane Reade ePharmacy. Customers can register to have access to view their prescription records, print insurance and tax reports, order refills, order new prescription and transfers, access drug information and ask our pharmacists a question.

        Our website also allows our customers to:

  •
  View our latest circular and company information.

  •
  Obtain information about our customer loyalty program and our Dollar Rewards card.

  •
  Place orders for contact lenses.

  •
  View our durable medical equipment catalog.

        Our strategy has been to develop the website as an additional vehicle to deliver superior customer service, enhance our brand recognition and to supplement our convenient store locations. We believe www.duanereade.com provides one more important touch point to provide pharmacy services as well as allowing customers to contact us though the internet.

Store Operations

        Our stores range in size from under 500 to approximately 12,700 square feet, with an average of approximately 6,764 square feet per store as of December 27, 2008. Our stores are designed to facilitate customer convenience. We attempt to group merchandise logically in order to enable customers to locate items quickly and conveniently. During 2008, we undertook an initiative to modernize our store locations through several store renovations, new interior and exterior design graphics and décor. Several of our 2008 store openings reflect these new store design concepts.

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

        We generally purchase prescription medications under long-term supply agreements. Approximately $30 million of our pharmacy inventory at December 27, 2008 was shipped directly to our stores on a consignment basis.

Advertising and Promotion

        We advertise for our stores in a number of traditional and non-traditional ways. We use circulars, radio, direct mail, subway and bus advertising, the internet and electronic indoor and outdoor advertising which highlight promotional items, special service offerings and programs. To promote our brand within our trade area, we provide customers with distinctive shopping bags bearing our Duane Reade logo.

        To maximize the benefits of membership, many of our promotions are linked to our Dollar Rewards Loyalty Card and are targeted towards our most frequent shoppers. Dollar Rewards was the first loyalty card program in the U.S. chain drug store industry. Approximately one-half of our front-end sales are attributable to the approximately 2.6 million card members who used the loyalty card in fiscal 2008.

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

Competition

        Our stores compete on the basis of convenience of location and store layout, product mix, selection, customer service and price. The New York City drugstore market is highly fragmented due to the complexities and costs of doing business in the most densely populated area of the country. We believe the diverse labor pool, local customer needs and the complex real estate market in New York City all favor regional chains that are familiar with the market. We tailor our store format to meet all of these requirements, which has proven successful in the business and residential neighborhoods of Manhattan, the outer boroughs and surrounding areas. Currently, we have the largest market share in

New York City compared to our chain drug competitors in the drugstore business. Our primary competition comes from over 1,400 independent pharmacies located in New York City, as well as stores operated by major drugstore chains including CVS, Rite Aid and Walgreens. We believe that we have significant competitive advantages over independent drugstores in New York City. These include purchasing economies of scale, two strategically located warehouses that minimize store inventory and maximize selling space, a broad line of in-stock, brand name merchandise, the ability to offer a broad range of value-oriented private label products and a convenient store format. Against major drug chain competition, we enjoy the advantages of strategically located warehouses, a larger number of convenient locations and greater experience operating stores in the New York greater metropolitan area. In addition to competition from the drugstore chains named above, our pharmacy business also competes with hospitals, health maintenance organizations and Canadian imports.

        We also compete to a lesser extent with other classes of retail trade, including supermarkets and mass merchants. We believe that our concentration in the densely populated New York City market limits the ability of big box retailers and supermarkets to expand meaningfully in many of our prime trading areas.

        An adverse trend for drugstore retailing has been the growth in mail-order and internet-based prescription processors. These prescription distribution methods have grown in market share relative to drugstores as a result of the rapid rise in drug costs experienced in recent years. Mail-order prescription distribution methods have been perceived by many employers and insurers as being less costly than traditional distribution methods and have been mandated by an increasing number of third party pharmacy benefit managers, many of which also own and manage mail-order distribution operations. In addition to these forms of mail-order distribution, there have also been an increasing number of internet-based prescription distributors that specialize in offering certain high demand lifestyle drugs at deeply discounted prices. A number of these internet-based distributors operate illicitly and outside the reach of regulations that govern legitimate drug retailers. Competition from Canadian imports has also created volume and pricing pressure. Imports from foreign countries may increase further if recently introduced legislation seeking to legalize the importation of drugs from Canada and other countries is eventually enacted. We believe these alternate distribution channels have acted to restrain the rate of sales growth for traditional chain drug retailers in the last several years.

        Since 1996, the national market share of prescription drug sales attributable to drugstore chains have remained flat at approximately 40%, while industry data shows the mail-order market share increasing from approximately 12% in 1996 to a current market share of approximately 21%. We expect the increase in market share for mail-order to continue, which will continue to restrain growth for market participants and cause negative pricing pressure. While mail-order market share is expected to continue to increase, we believe that the use of mail-order is limited due to the time delay associated with mail-order sales, which limits the ability of customers to use this channel to obtain drugs to treat acute conditions. Approximately 56% of our new prescriptions are for acute cases. Further, we believe the cost savings associated with mail-order prescriptions are generally achieved through large volume orders, and typically orders of less than a 90-day supply will cost the same or more than a retail purchase due to shipping costs.

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

        We receive reimbursement from government sponsored third party plans, including Medicaid and Medicare, non-government third party plans such as managed care organizations and also directly from individuals (i.e. private-pay). For the 2008 fiscal year, our pharmacy payer mix, as a percentage of total prescription sales, was approximately 66% managed care organizations, 27% Medicaid/Medicare and 7% private-pay. Pricing for private-pay patients is based on prevailing regional market rates. However, federal laws and regulations contain a variety of requirements relating to the reimbursement and furnishing of prescription drugs under Medicaid. First, states are given authority, subject to applicable standards, to limit or specify conditions for the coverage of some drugs. Second, as discussed below, federal Medicaid law establishes standards for pharmacy practice, including patient counseling and drug utilization review. Third, federal regulations impose reimbursement requirements for prescription drugs furnished to Medicaid beneficiaries. Prescription drug benefits under Medicare are paid pursuant to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (P.L. 108-173), or the Medicare Modernization Act. In addition to requirements mandated by federal law, individual states have substantial discretion in determining administrative, coverage, eligibility and reimbursement policies under their respective state Medicaid programs that may affect our pharmacy operations.

        The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, executive orders and freezes and funding restrictions, all of which may significantly impact our pharmacy operations. We cannot assure you that payments for pharmaceuticals under the Medicare and Medicaid programs will continue to be based on current methodologies or even remain similar to present levels. We may be subject to rate reductions as a result of federal or state budgetary constraints or legislative or other changes related to the Medicare and Medicaid programs including, but not limited to, the Medicare Part D drug benefit. Over the past several years, New York State has reduced Medicaid and EPIC prescription reimbursement rates, adversely impacting our pharmacy sales and gross margins.

Fraud, Waste and Abuse Laws

        We are subject to federal and state laws and regulations governing financial and other arrangements between healthcare providers. Commonly referred to as the fraud, waste and abuse laws, these laws prohibit certain financial relationships between pharmacies and physicians, vendors and other referral sources. Violations of fraud, waste and abuse laws and regulations could subject us to, among other things, significant fines, penalties, injunctive relief, pharmacy shutdowns and possible exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid. Changes in healthcare laws or new interpretations of existing laws may significantly affect our pharmacy business. Some of the fraud, waste and abuse laws that have been applied in the pharmaceutical industry include:

        Federal Anti-Kickback Statute:    The federal anti-kickback statute, Section 1128B(b) of the Social Security Act (42 U.S.C. 1320a-7b(b)), prohibits, among other things, the knowing and willful offer, payment, solicitation or acceptance of remuneration, directly or indirectly, in return for referring an individual to a provider of services for which payment may be made in whole or in part under a federal healthcare program, including the Medicare or Medicaid programs. In addition, the federal anti-kickback statute prohibits the knowing and willful solicitation or receipt of any remuneration, directly or indirectly, in return for purchasing, leasing, ordering or arranging for or recommending the purchasing, leasing or ordering of any good, facility, service or item for which payment may be made in whole or in part under a federal health care program, including Medicare or Medicaid. Remuneration has been interpreted to include any type of cash or in-kind benefit, including long-term credit arrangements, gifts, supplies, equipment, prescription switching fees, or the furnishing of business machines. Several courts have found that the anti-kickback statute is violated if any purpose of the remuneration, not just the primary purpose, is to induce referrals.

        Potential sanctions for violations of the anti-kickback statute include felony convictions, imprisonment, substantial criminal fines and exclusion from participation in any federal healthcare program, including the Medicare and Medicaid programs. Violations may also give rise to civil monetary penalties in the amount of $50,000 per violation, plus treble damages. In addition to the federal anti-kickback statute, many states, including New Jersey, have enacted State Medicaid anti-kickback statutes that are similar to the prohibitions of the federal anti-kickback statute. Potential sanctions and violations of state anti-kickback statutes are similar to those of federal anti-kickback statutes. Although we believe that our relationships with vendors, physicians, and other potential referral sources have been structured in compliance with fraud, waste and abuse laws, including the federal and state anti-kickback statutes, the Department of Health and Human Services has acknowledged in its pharmaceutical industry compliance guidance that many common business activities potentially implicate the anti-kickback statute. We cannot offer any assurance that a government enforcement agency, private litigant, or court will not interpret our business relations to violate the fraud, waste and abuse laws.

        The False Claims Act:    Under the False Claims Act, civil penalties may be imposed upon any person who, among other things, knowingly or recklessly submits, or causes the submission of false or fraudulent claims for payment to the federal government, for example, in connection with Medicare and Medicaid. Any person who knowingly or recklessly makes or uses a false record or statement in support of a false claim, or to avoid paying amounts owed to the federal government, may also be subject to damages and penalties under the False Claims Act.

        Moreover, private individuals may bring qui tam, or "whistle blower," suits under the False Claims Act, and may receive a portion of amounts recovered on behalf of the federal government. Such actions must be filed under seal pending their review by the Department of Justice. Penalties of between $5,500 and $11,000 and treble damages may be imposed for each violation of the False Claims Act. Several federal district courts have held that the False Claims Act may apply to claims for reimbursement when an underlying service was delivered in violation of other laws or regulations, including the anti-kickback statute.

        In addition to the False Claims Act, the federal government has other civil and criminal statutes, which may be utilized if the government suspects that we have submitted false claims. Criminal provisions that are similar to the False Claims Act provide that if a corporation is convicted of presenting a claim or making a statement that it knows to be false, fictitious or fraudulent to any federal agency, it may be fined not more than twice any pecuniary gain to the corporation, or, in the alternative, no more than $500,000 per offense. Many states also have similar false claims statutes that impose liability for the types of acts prohibited by the False Claims Act.

        In April 2007, former New York State Governor Elliot Spitzer signed legislation implementing the Health and Mental Hygiene Budget for the 2007-2008 fiscal year. New York State's False Claims Act was included within that legislation. The New York State False Claims Act is modeled after the federal False Claims Act. The New York State False Claims Act provides that a false claim can result in civil penalties between $6,000 to $12,000 per claim and possible treble damages. In addition, the New York State Medicaid Inspector General James G. Sheehan has announced the commencement of an aggressive audit program targeting Medicaid payments to New York State retail pharmacies. The New Jersey Health Care Claims Fraud Act (N.J.S.A. 2C:21-4.2, et seq.) prohibits the filing of false or misleading claims for payment for health care services and imposes penalties including imprisonment and fines of five times the amount of the claim or more. Section 6031 of the Deficit Reduction Act of 2005 and Section 1901 of the Social Security Act provide a financial incentive for states to enact false claims acts that establish liability to the state for the submission of false or fraudulent claims to the state's Medicaid program.

        If a state false claims act is determined to meet certain enumerated requirements, the state is entitled to an increase of 10 percentage points in its share of any amounts recovered under a state action brought under such law. Under Section 1909(b) of the Social Security Act, the United States Department of Health and Human Services, Office of Inspector General is required to determine, in consultation with the Attorney General of the United States, whether a state has in effect a law relating to false or fraudulent claims submitted to a state Medicaid Program that meets the enumerated requirements. The effective date of Section 1909 of the Social Security Act is January 1, 2007. On August 7, 2007, the Office of Inspector General notified the New York State Attorney General that the New York State False Claims Act met the requirements of Section 1909(b). The Office of the Inspector General has reviewed the New Jersey State False Claims Act and has notified the New Jersey Attorney General that the New Jersey State False Claims Act does not meet the enumerated requirements of Section 1909(b). On May 19, 2005, New York City Mayor Michael Bloomberg signed into law the New York City False Claims Act (Local Law 53 of 2005) which authorizes citizens to bring lawsuits to recover treble damages for fraudulent claims submitted to the city. Finally, the submission of false claims may result in termination of our participation in federal or state healthcare programs. Members of management and persons who actively participate in the submission of false claims can also be excluded from participation in federal healthcare programs.

        We believe that we have sufficient procedures in place to provide for the accurate completion of claim forms and requests for payment. Nonetheless, given the complexities of the Medicare, Medicaid and other third party payer programs, some of our billing and record-keeping practices may be alleged to be false claims by the enforcing agency or a private litigant.

Physician Self-Referral Laws

        The federal physician self-referral law, Section 1877 of the Social Security Act (42 U.S.C. § 1395nn, commonly known as the "Stark Law") prohibits physicians from referring Medicare patients for certain designated health services to entities with which the physician or an immediate family member of the physician has a financial relationship, unless an exception applies. The Stark Law is implicated if the physician has an ownership or financial relationship with the entity that is providing the designated health service. The Stark Law also prohibits the entity from billing for services provided pursuant to a prohibited referral. Among the designated services covered by the Stark Law include outpatient prescription drugs. Sanctions for violating the Stark Law include denial of payment and civil monetary penalties of not more than $15,000 for each bill or claim for a service. Any physician or other entity that enters into an arrangement or scheme (such as a cross-referral arrangement) which the physician or entity knows, or should know, has a principal purpose of issuing referrals by the physician to a particular entity which, if the physician directly made referrals to such entity, would be in violation of the Stark Law, and subject to a civil monetary penalty of not more than $100,000 for each such arrangement or scheme. The Stark Law is implicated if the physician, or an immediate family member of such physician, has an ownership or compensation arrangement with the entity. Both New York and New Jersey have enacted state physician self-referral statutes and regulations that are similar to the Stark Law in scope and purpose. The federal and state physician self-referral laws are also commonly referred to as fraud, waste and abuse laws. Although we believe that our relationships with physicians and other individuals are in compliance with the Stark Law and its state equivalents, a government enforcement agent, private litigant or court may determine that our business relationships violate the fraud, waste and abuse laws.

Drug Utilization Review

        The Omnibus Budget Reconciliation Act of 1990, or OBRA 90, establishes a number of regulations regarding state Medicaid prescription drug benefits. Although OBRA 90 primarily focuses on drug manufacturers' obligations to provide drug rebates under state Medicaid programs, it also requires states to create drug utilization review, or DUR, requirements in order to combat fraud, abuse, gross overuse and inappropriate or medically unnecessary care as well as to educate patients about potential adverse reactions. DUR requires pharmacists to discuss with patients relevant information in connection with dispensing drugs to patients. This information may include the name and description of the medication, route and dosage form of the drug therapy, special directions and precautions for patients, side effects, storage, refill and actions to be taken upon a missed dosage. Under DUR requirements, pharmacists are also required to make a reasonable effort to obtain the patient's identification information, medical history and drug reaction history and to keep notes relevant to an individual's drug therapy. We believe our pharmacists provide the required drug use consultation with our customers.

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

Healthcare Reform and Federal Budget Legislation

        In recent years, Congress has passed a number of federal laws that have created major changes in the healthcare system. In December 2000, the Medicare, Medicaid and SCHIP (State Children's Health Insurance Program) Benefits Improvement and Protection Act of 2000, or BIPA, was signed into law. Generally, BIPA addressed attempts to modify the calculation of average wholesale prices of drugs, or AWPs, upon which Medicare and Medicaid pharmacy reimbursement has been based. The federal government has been actively investigating whether pharmaceutical manufacturers have been improperly manipulating average wholesale prices, and several pharmaceutical manufacturers have paid significant civil and criminal penalties to resolve litigation relating to allegedly improper practices affecting AWP. In October 2006, in connection with a class action filed in the United States District for the District of Massachusetts, First Data Bank, which is one of two primary sources of AWP price reporting, announced that it had entered into a settlement agreement related to its reporting of average wholesale prices, subject to final court approval. Under the terms of the proposed settlement agreement, First Data Bank agreed to reduce the reported AWP of certain drugs by four percent and to discontinue the publishing of AWP at a future time. In May 2007, in connection with a separate class action filed in the same court, Medi-Span, the other primary source of average wholesale price reporting, entered into a similar settlement agreement, also subject to final court approval.

        In January 2008, the court denied approval of the First Data Bank and Medi-Span settlements as proposed. Subsequently, new settlement agreements were submitted to the court. On March 17, 2009, the court issued an order approving the revised settlements. Pursuant to the settlements, as approved, First Data Bank and Medi-Span have agreed to reduce the reported AWP for certain drugs by four percent. Separately, and not pursuant to the settlement agreements, First Data Bank and Medi-Span have indicated that they will also reduce the reported AWP for a large number of additional drugs not covered by the settlement agreements and that they intend to discontinue the reporting of AWP in the future. Under the terms of the court's decision, the settlement agreements can become effective no earlier than 180 days from the entry of final judgment. Although the court's ruling will take effect no earlier than 180 days from March 17, 2009, we believe that some parties will appeal the court's ruling and seek a stay of the implementation of the settlement. The court's ruling, if not revised on appeal, could potentially have a significant adverse impact on us and the drugstore industry as a whole.

        A number of contracts with third-party plans contain provisions that allow us to adjust our pricing to maintain the relative economics of the contract in light of a change in AWP methodology. Most of our contracts with both private and governmental plans also include provisions that allow us to terminate the contracts unilaterally, either because parties cannot renegotiate our pricing to account for the change in AWP methodology or for any reason upon 30 to 90 days' notice. While we expect to negotiate with the various governmental and non-governmental third-party plans for adjustments relating to the expected changes to AWP, we cannot be certain that these negotiations will be successful. Due to these factors and the uncertainty over future appeals or stays of the court ruling, which could delay the effective date of the implementation of the settlement agreements, we cannot predict with certainty or accurately quantify the ultimate effect of the AWP reduction on our revenues, profitability, future operations or business relationships.

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

        The Deficit Reduction Act of 2005 requires the Secretary of the United States Department of Health and Human Services to provide average manufacturer price data to the states on a monthly basis beginning July 1, 2006. On July 17, 2007, CMS issued a final rule that implemented the provisions of the Deficit Reduction Act with respect to prescription drug reimbursement under the Medicaid program. This rule defined the terms "average manufacturer price" and "best price". It specifies the items that must be included and excluded in the calculation of each term. This rule became effective on October 1, 2007. The rule also implemented the Deficit Reduction Act provision establishing a new reimbursement formula for generic drugs under Medicaid and establishes federal upper limits for generics based on 250% of the lowest AMP in a given drug class. In November 2007, the National Association of Chain Drug Stores and the National Community Pharmacists Association filed a lawsuit in federal court seeking to enjoin the implementation of the proposed AMP reimbursement rules. On December 19, 2007, the United States District Court for the District of Columbia granted a preliminary injunction enjoining CMS from implementing the proposed AMP reimbursement rules. The preliminary injunction remains in place. However, it is uncertain at this time whether HHS and CMS will revise and reissue the AMP reimbursement rules and what impact, if any, the revised and reissued rules, if any, will have on us.

        The Medicare Part D drug benefit went into effect on January 1, 2006. Prior to January 1, 2006, Medicare beneficiaries were able to receive some assistance with their prescription drug costs through a prescription drug discount card program which began in June 2004. This discount card program gave enrollees access to negotiated discount prices for prescription drugs.

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

        CMS is continuing to issue sub-regulatory guidance on many additional aspects of the CMS final rule. We are monitoring these government pronouncements and statements of guidance, and we cannot predict at this time the ultimate effect of the CMS final rule or other potential developments relating to its implementation on our business or results of operations.

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

Employees

        As of December 27, 2008, we had approximately 6,800 employees. Unions represent approximately 5,000 of our employees. Non-union employees include employees at corporate headquarters, store and warehouse management and all of our store pharmacists. The distribution facility employees are represented by the International Brotherhood of Teamsters, Chauffeurs and Warehousemen and Helpers of America, Local 210 under a collective bargaining agreement that expires on August 31, 2011. At December 27, 2008, employees in 141 stores were represented by RWDSU/Local 338 and employees in 109 stores were represented by Local 340A New York Joint Board, UNITE AFL CIO. Our three year contracts with RWDSU/Local 338 and Local 340A expire on March 31, 2009. We are currently engaged in negotiating new collective bargaining agreements with these two unions.

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

ITEM 1A.    Risk Factors

        The following risk factors should be read carefully in connection with evaluating us and this annual report on Form 10-K. Certain statements in this "Risk Factors" section are forward-looking statements. See Special Note Regarding "Forward-Looking Statements" above.

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

        Another adverse trend for drugstore retailing has been the growth in mail-order and internet-based prescription processors. These prescription distribution methods have grown in market share relative to drugstores as a result of the rapid rise in drug costs experienced in recent years. Mail-order prescription distribution methods have been perceived by employers and insurers as being less costly than traditional distribution methods and are being mandated by an increasing number of third party pharmacy benefit managers, many of which also own and manage mail-order distribution operations, as well as a growing number of employers and unions. In addition to these forms of mail-order distribution, there have also been an increasing number of internet-based prescription distributors that specialize in offering certain high demand lifestyle drugs at deeply discounted prices. A number of these internet-based distributors operate illicitly and outside the reach of regulations that govern legitimate drug retailers. Competition from Canadian imports has also created volume and pricing pressure. Imports from foreign countries may increase further if recently introduced legislation seeking to legalize the importation of drugs from Canada and other countries is eventually enacted. These alternate distribution channels have acted to restrain the rate of sales growth for traditional chain drug retailers in the last several years.

We operate in a concentrated region and, as a result, our business is significantly influenced by the economic conditions and other characteristics of the New York greater metropolitan area.

        Substantially all of our stores are located in the greater New York metropolitan area. In addition, in a number of respects, the current economic downturn can affect retailers disproportionately, as consumers may prioritize reductions in discretionary spending on consumer goods in response to the deterioration of the economy. As a result, we are sensitive to, and our success will be substantially affected by, economic conditions and other factors affecting this region, such as the regulatory environment, unemployment levels, cost of energy, real estate, insurance, taxes and rent, weather, demographics, the availability of labor, financial markets and geopolitical factors such as terrorism. We cannot predict economic conditions in this region. During the 1990s, the New York City economy grew substantially, and our business benefited from this high rate of economic growth. As a result of the economic recession and the terrorist attack on the World Trade Center in September 2001, however, the New York City economy was materially and adversely affected. In the latter half of 2008 and the beginning of 2009, economic conditions worsened considerably and the level of national economic activity as measured by a number of recent key economic indicators has shown that the economy entered into a recession in 2008. The New York City economy may be particularly susceptible to a downturn because of difficulties in the financial services industry. Furthermore, to the extent that personal disposable income declines as a result of rising unemployment, higher taxes, reduced bonus income, falling housing prices, higher consumer debt levels, increased energy costs or other macroeconomic factors, we could experience lower profit margins, lower sales (particularly in front-end merchandise) and increased levels of shrink. Because most of our stores are located in the highly urbanized areas throughout New York City and the surrounding metropolitan area, our stores experience a higher rate of shrink than our national competitors.

        Our sales and profitability have in the past been affected by events and other factors that affect New York City. Examples include smoking-ban legislation, the August 2003 Northeast power blackout, significant non-recurring increases in real estate taxes and insurance costs and the 2004 Republican National Convention. In 2005, our results were negatively affected by increased labor costs associated with the ongoing shortage of pharmacists in the New York City metropolitan area and increases in New York state and to a lesser extent New Jersey state minimum wage rates. We have continued to experience cost pressures from increased pharmacist salary and benefit costs as well as further increases in minimum wage rates. Any increases in federal taxes or in city or state taxes in New York City or the Tri-State Area resulting from state or local government budget deficits may further reduce consumers' disposable income, which could have a further negative impact on our business. Any other unforeseen events or circumstances that affect the New York City metropolitan area could also materially adversely affect our revenues and profitability.

        In addition, perceived instability in our business and in the financial health of New York City and the surrounding areas may negatively affect our relations with our suppliers and trade creditors. As a result, our suppliers or trade creditors may present us with terms that are materially more disadvantageous to us than those we currently enjoy, which may have a negative impact on our ability to operate our business and manage our liquidity.

Continued volatility and disruption to the global capital and credit markets may adversely affect our results of operations and financial condition, as well as our ability to access credit and the financial soundness of our customers, third party providers and vendors.

        Recently, the global capital and credit markets have been experiencing a period of unprecedented turmoil and upheaval, characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. These conditions could adversely affect the demand for our products and services and, therefore, reduce purchases by our customers, which would negatively affect our revenue growth and cause a decrease in our profitability. In addition, reduced consumer spending may drive us and our competitors to offer additional products at promotional prices, which would have a negative impact on gross profit. A continued softening in consumer sales may adversely affect our industry, business and results of operations.

        In addition, interest rate fluctuations, financial market volatility or credit market disruptions may limit our access to capital and may also negatively affect our customers' and our vendors' ability to obtain credit to finance their businesses on acceptable terms. As a result, our customers' needs and ability to purchase our products may decrease, and our vendors may increase their prices, reduce their output or change their terms of sale. If our third party providers' or vendors' operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, our third party providers may not be able to pay, or may delay payment of, accounts receivable owed to us, and our vendors may restrict credit or impose different payment terms. Any inability of customers to pay us for our products, or any demands by vendors for different payment terms, may adversely affect our operations and cash flow.

        Declining economic conditions may also increase our costs. If the economic conditions do not improve or continue to deteriorate, our results of operations or financial condition could be adversely affected.

We require a significant amount of cash flow from operations and third party financing to pay our indebtedness, to execute our business plan and to fund our other liquidity needs.

        We may not be able to generate sufficient cash flow from operations, our suppliers may not continue to extend us normal trade payments terms, and future borrowings may not be available to us under our amended asset-based revolving loan facility or otherwise in an amount we will need to pay our indebtedness, to execute our business plan or to fund our other liquidity needs. We spent $47.0 million in 2008 on capital expenditures, lease acquisitions, pharmacy customer file acquisitions and other capital items and expect to invest between $40.0 million and $45.0 million in 2009. We also require working capital to support inventory for our existing stores. In addition, we may need to refinance some or all of our indebtedness, including indebtedness under our amended asset-based revolving loan facility, our senior subordinated notes and our senior secured floating rate notes, or our preferred stock at or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. Failure to generate or raise sufficient funds may require us to modify, delay or abandon some of our future business initiatives or expenditure plans.

Our operations are subject to trends in the healthcare industry.

        Pharmacy sales, which typically generate lower margins than front-end sales, represent a significant percentage of our total sales. Pharmacy sales, including resales of certain retail inventory, accounted for approximately 46.1% of total sales in the fiscal year ended December 27, 2008, approximately 46.0% of total sales in the fiscal year ended December 29, 2007 and approximately 46.5% of total sales in the fiscal year ended December 30, 2006. Pharmacy sales not only have lower margins than non-pharmacy sales but are also subject to increasing margin pressure, as managed care organizations, insurance companies, government funded programs, employers and other third party payers, which collectively we call third party plans, have become prevalent in the New York greater metropolitan area and as these plans continue to seek cost containment. Also, any substantial delays in reimbursement or significant reduction in coverage or payment rates from third party plans may have a material adverse effect on our business. In addition, an increasing number of employers are now requiring participants in their plans to obtain some of their prescription drugs, especially those for non-acute conditions, through mail-order providers. Medicare Part D benefits for senior citizens that became available in January

2006 resulted in lower reimbursement rates and resultant gross margins than the non-third party plan margins and state Medicaid reimbursement rates they replaced. These factors and other factors related to pharmacy sales described below may have a negative impact on our pharmacy sales in the future. See the risk factor "We face a high level of competition in our markets" for further discussion on drugstore retail trends. Sales to third party prescription plans, which include government-paid plans, represented 93.4% of our prescription drug sales for the fiscal year ended December 27, 2008, 93.0% of our prescription drug sales for the fiscal year ended December 29, 2007 and 92.8% of our prescription drug sales for the fiscal year ended December 30, 2006.

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

Changes in reimbursement levels for certain prescription drugs continue to reduce our margins on pharmacy sales and could have a material adverse effect on our overall performance.

        During the fiscal years ended December 27, 2008, December 29, 2007, and December 30, 2006, we were wholly or partially reimbursed by third party plans for approximately 93.4%, 93.0% and 92.8%, respectively, of the prescription drugs that we sold. The percentage of prescription sales reimbursed by third party plans has been increasing, and we expect that percentage to continue to increase. Prescription sales reimbursed by third party plans, including Medicare and Medicaid plans, have lower gross margins than other pharmacy sales. Third party plans may not increase reimbursement rates sufficiently to offset expected increases in prescription acquisition costs, thereby reducing our margins and adversely affecting our profitability. In addition, continued increases in co-payments by third party plans may result in decreases in drug usage.

        In particular, Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective reimbursement rate adjustments, administrative rulings, executive orders and freezes and funding restrictions, all of which may significantly impact our pharmacy operations. For the 2008 fiscal year, approximately 27% of our total prescription sales were paid for by Medicaid or Medicare. Over the last several years, a number of states experiencing budget deficits have moved to reduce Medicaid prescription reimbursement rates. Over the past several years, New York State reduced Medicaid and EPIC prescription reimbursement rates, adversely impacting our pharmacy gross margins. Under the New York State Medicaid Program, reimbursement for a multiple source prescription drug for which a federal upper limit has been set by CMS will be in an amount equal to the specific federal upper limit for the multiple source prescription drug. For a multiple source prescription drug or a brand name prescription drug for which no specific federal upper limit has been set, the lower of the estimated cost of each drug to pharmacies or the dispensing pharmacy's usual and customary price charged to the public will be applied.

        In July 2007, the Centers for Medicare & Medicaid Services, or CMS, issued a final rule that may negatively affect our level of reimbursements for certain generic drugs by setting an upper limit on the amount of reimbursement for such drugs based on the "Average Manufacturer Price." As a result of a lawsuit brought by the National Association of Chain Drug Stores and the National Community Pharmacists Association to challenge the implementation of the new rule, a federal court temporarily enjoined the implementation of the new rule pending the outcome of the lawsuit and the lawsuit remains pending. In July 2008, Congress enacted H.R. 6331, the Medicare Improvements for Patients and Providers Act of 2008 ("MIPPA"). The former President Bush subsequently vetoed MIPPA and, on July 15, 2008, Congress overrode the veto. MIPPA delayed the implementation of the use of Average Manufacturer Price with respect to payments made by State Medicaid Plans for multiple source generic drugs until September 30, 2009. MIPPA also prohibited the Secretary of Health and Human Services from making public any Average Manufacturer Price information that was previously disclosed to the Secretary of Health and Human Services. The outcomes of the lawsuit and the impact of MIPPA are uncertain at this time, so we currently are unable to determine what effect the new rule will ultimately have on our business.

        The Medicare Modernization Act created a Medicare Part D benefit that expanded Medicare coverage of prescription drugs for senior citizens as well as for certain "dual eligible" individuals that were previously covered under state administered Medicaid plans. This Medicare coverage has resulted in decreased pharmacy margins resulting from lower reimbursement rates than our current margins on state Medicaid prescriptions. The Medicare Part D program has grown rapidly since taking effect in 2006. The program's growth may continue as more seniors have become eligible and enroll for the coverage.

        In recent years, Congress has passed a number of federal laws that have created major changes in the healthcare system. In December 2000, the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000, or BIPA, was signed into law. Generally, BIPA addressed attempts to modify the calculation of average wholesale prices of drugs, or AWPs, upon which Medicare and Medicaid pharmacy reimbursement has been based. The federal government has been actively investigating whether pharmaceutical manufacturers have been improperly manipulating average wholesale prices, and several pharmaceutical manufacturers have paid significant civil and criminal penalties to resolve litigation relating to allegedly improper practices affecting AWP. In October 2006, in connection with a class action filed in the United States District for the District of Massachusetts, First Data Bank, which is one of two primary sources of AWP price reporting, announced that it had entered into a settlement agreement related to its reporting of average wholesale prices, subject to final court approval. Under the terms of the proposed settlement agreement, First Data Bank agreed to reduce the reported AWP of certain drugs by four percent and to discontinue the publishing of AWP at a future time. In May 2007, in connection with a separate class action filed in the same court, Medi-Span, the other primary source of average wholesale price reporting, entered into a similar settlement agreement, also subject to final court approval.

        In January 2008, the court denied approval of the First Data Bank and Medi-Span settlements as proposed. Subsequently, new settlement agreements were submitted to the court. On March 17, 2009, the court issued an order approving the revised settlements. Pursuant to the settlements, as approved, First Data Bank and Medi-Span have agreed to reduce the reported AWP for certain drugs by four percent. Separately, and not pursuant to the settlement agreements, First Data Bank and Medi-Span have indicated that they will also reduce the reported AWP for a large number of additional drugs not covered by the settlement agreements and that they intend to discontinue the reporting of AWP in the future. Under the terms of the court's decision, the settlement agreements can become effective no earlier than 180 days from the entry of final judgment. Although the court's ruling will take effect no earlier than 180 days from March 17, 2009, we believe that some parties will appeal the court's ruling and seek a stay of the implementation of the settlement. The court's ruling, if not revised on appeal, could potentially have a significant adverse impact on us and the drugstore industry as a whole.

        A number of contracts with third-party plans contain provisions that allow us to adjust our pricing to maintain the relative economics of the contract in light of a change in AWP methodology. Most of our contracts with both private and governmental plans also include provisions that allow us to terminate the contracts unilaterally, either because parties cannot renegotiate our pricing to account for the change in AWP methodology or for any reason upon 30 to 90 days' notice. While we expect to negotiate with the various governmental and non-governmental third-party plans for adjustments relating to the expected changes to AWP, we cannot be certain that these negotiations will be successful. Due to these factors and the uncertainty over future appeals or stays of the court ruling, which could delay the effective date of the implementation of the settlement agreements, we cannot predict with certainty or accurately quantify the ultimate effect of the AWP reduction on our revenues, profitability, future operations or business relationships.

If we fail to comply with all of the government regulations that apply to our business, we could incur substantial reimbursement obligations, damages, penalties, injunctive relief and/or exclusion from participation in federal or state healthcare programs.

        Our pharmacy operations are subject to a variety of complex federal, state and local government laws and regulations, including federal and state civil fraud, anti-kickback, false claims and other laws. We endeavor to structure all of our relationships to comply with these laws. However, if any of our operations are found to violate these or other government regulations, we could suffer severe penalties, including suspension of payments from government programs; loss of required government certifications; loss of authorizations to participate in or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; loss of licenses; and significant fines or monetary penalties for anti-kickback law violations, submission of false claims or other failures to meet reimbursement program requirements.

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

Budgetary pressures may cause various governmental agencies to reduce health care expenditures or change the terms of their payments to us. Any such reductions could negatively impact our business.

        Both state and federal government sponsored payers, as a result of budget deficits or reductions, may seek to reduce their health care expenditures by renegotiating the terms of their payments with us.

        The current economic downturn may result in additional reductions in New York Medicaid prescription reimbursements. Budget proposals for New York State for 2009 currently include reductions in the reimbursements for pharmacies in the Medicaid and EPIC programs. The State of New Jersey is also proposing reductions in dispensing fees and reimbursement rates in 2009. Neither state has approved their final budget proposals, but it is highly likely that there will ultimately be further reductions in reimbursements, and any reduction in payments by such government sponsored payers may adversely affect our operations and cash flow.

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

We rely on a primary supplier of pharmaceutical products to sell products to us on satisfactory terms. A disruption in our relationship with this supplier could have a material adverse effect on our business.

        We are party to multi-year, merchandise supply agreements in the normal course of business. The largest of these is with AmerisourceBergen, our primary pharmaceutical supplier, which supplied most of our pharmaceutical products in fiscal 2008 and 2007. Management believes that if any of these agreements were terminated or if any contracting party were to experience events precluding fulfillment of its obligations, we would be able to find a suitable alternative supplier. However, we may not be able to do so without significant disruption to our business. Finding suitable alternative suppliers could take a significant amount of time and result in a loss of customers.

We may be unable to attract, hire and retain qualified pharmacists, which could harm our business.

        As our business expands, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified pharmacists. The competition for qualified pharmacists and other pharmacy professionals may make it difficult for us to attract, hire and retain qualified pharmacists. Although we generally have been able to meet our pharmacist staffing requirements in the past, our inability to do so in the future at costs that are favorable to us, or at all, could negatively impact our revenue, and our customers could experience lower levels of customer care. In 2008, we continued to experience cost pressures from increased pharmacist salary and benefit costs.

Most of our employees are covered by collective bargaining agreements. A failure to negotiate new agreements when the existing agreements terminate could disrupt our business.

        As of December 27, 2008, we had approximately 6,800 employees. Unions represent approximately 5,000 of our employees. Non-union employees include employees at corporate headquarters, store and warehouse management and all of our store pharmacists. The distribution facility employees are represented by the International Brotherhood of Teamsters, Chauffeurs and Warehousemen and Helpers of America, Local 210 under a collective bargaining agreement that expires on August 31, 2011. Local 210 represents approximately 400 employees in our Maspeth, New York and North Bergen, New Jersey warehouse facilities. At December 27, 2008, employees in 141 stores were represented by the RWDSU/Local 338 and employees in 109 stores were represented by Local 340A New York Joint Board, UNITE AFL-CIO. Our three year collective bargaining agreements with RWDSU/Local 338 and Local 340A expire on March 31, 2009.

        While we are currently engaged in negotiating new collective bargaining agreements with RWDSU/Local 338 and Local 340A, there can be no assurance that these negotiations will be successful, and we may be unable to reach new collective bargaining agreements on terms favorable to us. Our business operations may be interrupted as a result of labor disputes, strikes, work stoppages or difficulties and delays in the process of renegotiating our collective bargaining agreements.

We may be subject to significant liability should the consumption of any of our products cause injury, illness or death.

        Products that we sell could become subject to contamination, product tampering, mislabeling or other damage requiring us to recall our private label products. In addition, errors in the dispensing and packaging of pharmaceuticals could lead to serious injury or death. Product liability claims may be asserted against us with respect to any of the products or pharmaceuticals we sell and we may be obligated to recall our private label products. A product liability judgment against us or a product recall could have a material adverse effect on our business, financial condition or results of operations.

We depend on our management team, and the loss of their services could have a material adverse effect on our business.

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

We are subject to trends in the retail industry and changes in consumer preferences, and a failure to anticipate such changes or react to such changes in a timely manner may have a material adverse effect on our business.

        Our success depends on our ability to respond to changing trends and shifting consumer demand. If we misjudge trends and are unable to adjust our product offerings in a timely manner, our sales may decline or fail to meet expectations and any excessive inventory may need to be sold at lower prices. For instance, over the past several years, our overall photofinishing business and sales of film have experienced significant declining sales as the industry as a whole experiences declines in the use of traditional technologies and as we have made the transition to digital photofinishing. We have placed self-serve kiosks in several of our store locations in an attempt to respond to the transition to digital photofinishing but our digital photofinishing business may not grow as expected. As a result, our business and prospects could suffer. Trends other than changes in product demand in the retail industry may also adversely affect our business. For example, changing demands for customer and ancillary services, developments in our loyalty card programs and other such trends may also affect the business.

        Our operations are also impacted by consumer spending levels, which are affected by general economic conditions, consumer confidence, employment levels, availability of consumer credit and interest rates on that credit, consumer debt levels, cost of consumer staples, including food and energy, cost of other goods, adverse weather conditions and other factors over which we have little or no control.

The outcome of current and future litigations and other proceedings in which we are involved may have a material adverse effect on our results of operations and cash flow.

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

        We have a significant amount of indebtedness. As of December 27, 2008, we had a total of approximately $555.7 million of indebtedness outstanding, consisting of approximately $144.6 million outstanding under the amended asset-based revolving loan facility, $210.0 million of outstanding senior secured floating rate notes, $195.0 million of outstanding senior subordinated notes and approximately $6.0 million of capital lease obligations.

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

        During 2006, we extended the maturity of the amended asset-based revolving loan facility from 2008 to 2011. As a condition of this extension, we are required to refinance any outstanding amounts under the $210.0 million of senior secured floating rate notes not later than 120 days prior to their maturity date of December 15, 2010. Our ability to refinance our indebtedness will depend on, among other things, our financial condition at the time, credit market conditions and the availability of financing. Our ability to refinance our indebtedness could be impaired if debt holders develop a negative perception of our long-term or short-term financial prospects. Such negative perceptions could result if we suffer a decline in the level of our business activity, among other reasons. In addition, because of disruptions in the worldwide credit markets, because of the economic downturn and its impact on our business or for other reasons, we may not be able to obtain refinancing on commercially reasonable terms or at all. Failure to refinance our indebtedness could have a material adverse effect on us and could require us to dispose of assets if we cannot refinance our indebtedness. We may be unable to sell some of our assets, or we may have to sell assets at a substantial discount from market value, either of which could adversely affect our results of operations.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantial additional indebtedness. This could further exacerbate the risks associated with our existing substantial indebtedness.

        We and our subsidiaries may be able to incur substantial additional indebtedness in the future. We are able to incur up to $220.0 million in total indebtedness under the amended asset-based revolving loan facility, of which approximately $144.6 million was outstanding as of December 27, 2008. Our ability to borrow under the amended asset-based revolving loan facility is subject to a borrowing base formula. The agreement governing the amended asset-based revolving loan facility also allows us to incur additional other indebtedness. The indentures governing the senior secured floating rate notes and the senior subordinated notes contain some limitations on the ability of Duane Reade Inc., Duane Reade GP and their restricted subsidiaries to incur indebtedness; however, those indentures may not prohibit those entities from incurring additional indebtedness. There is no restriction on the ability of Duane Reade Holdings, Inc. to incur indebtedness. If new indebtedness is added to our and our subsidiaries' current indebtedness levels, the related risks that we and they now face would intensify.

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

  •
  impair the collateral; and

  •
  change their business.

        In addition, the agreement governing the amended asset-based revolving loan facility contains a single fixed charge coverage requirement which only becomes applicable when borrowings exceed 90 percent of the borrowing base, as defined in the agreement governing the amended asset-based revolving loan facility. Borrowings under the amended asset-based revolving loan facility have not exceeded 90 percent of the borrowing base and, as a result, the fixed charge covenant has not become applicable. There are no credit ratings related triggers in the amended asset-based revolving loan facility that would impact the cost of borrowing, annual amortization of principal or related indebtedness maturity.

Issues affecting financial institutions could adversely affect financial markets generally as well as our ability to raise capital or access liquidity.

        Factors that we cannot control, such as disruption of the financial markets or negative views about the financial services industry generally could impair our ability to raise necessary funding. The creditworthiness of many financial institutions may be closely interrelated as a result of credit, derivative, trading, clearing or other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This may adversely affect the financial institutions, such as banks and insurance providers, with which we interact on a daily basis, and therefore could adversely affect our ability to raise needed funds or access liquidity.

We are a company whose equity is not publicly traded and which is effectively controlled by a single stockholder. That stockholder may effect changes to our board of directors, management and business plan, and interests of that stockholder may conflict with the interests of our noteholders.

        Duane Reade Shareholders owns approximately 99.2% of the outstanding shares of our common stock. Oak Hill owns a majority of the voting membership interests in Duane Reade Shareholders. See "Item 6. Selected Financial Data."

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

ITEM 2.    PROPERTIES

        As of December 27, 2008, we were operating stores in the following locations:

No. of Stores
Manhattan, NY	148
Brooklyn, NY	31
Queens, NY	27
Bronx, NY	11
New Jersey	11
Staten Island, NY	8
Nassau County, NY	8
Westchester County, NY	6
Suffolk County, NY	1

Total	251

        All of our stores operated at December 27, 2008 are leased. The average remaining lease term for stores operating as of December 27, 2008 is 8.9 years, which does not include the exercise of lease renewal options available to us. The exercise of the lease renewal options available to us would increase the average remaining lease term to 13.0 years. The following table sets forth the lease expiration dates of our leased stores on an annual basis through 2013 and thereafter. Of the 59 stores with leases expiring by December 31, 2013, 27 have renewal options. During the first quarter of the 2009 fiscal year, we entered into new leases for two of the four leases that were scheduled to expire in 2009. For all of our store locations, we believe that we will be able to either renew the expiring leases on economically favorable terms or find other economically attractive locations to lease.

Year	No. of Leases Expiring	Number With Renewal Options
2009	4	0
2010	6	0
2011	10	3
2012	15	8
2013	24	16
Thereafter	192	90

        We occupy approximately 70,000 square feet for our corporate headquarters, located in Manhattan, New York City, under a lease that expires in 2012. We have a renewal option to extend the lease for an additional five years beyond the initial expiration date.

        We occupy approximately 506,000 square feet of warehouse space in Maspeth, Queens, New York City under a lease that expires in 2017.

        We occupy approximately 114,000 square feet of warehouse space in North Bergen, New Jersey under a lease that expires in 2018.

ITEM 3.    LEGAL PROCEEDINGS

        We are party to legal actions arising in the ordinary course of business. Based on information presently available to us, we believe that the ultimate outcome of these actions will not have a material adverse effect on the financial position, results of operations or cash flows of our company. In addition, we are a party to the following legal actions and matters:

        During 2002, we initiated a legal action against our former property insurance carrier, in an attempt to recover what we believed to be a fair and reasonable settlement for the business interruption portion of our claim originating from the September 11, 2001 World Trade Center terrorist attack, during which our single highest volume and most profitable store was completely destroyed. After a lengthy litigation and appraisal process, an appraisal panel awarded us approximately $5.6 million (in addition to the $9.9 million that was paid by the insurer to us in 2002). As a result of the insurer's refusal to pay this amount and also as a result of the Second Circuit Court of Appeals' interpretation of our insurance policy, in January 2007, we commenced another action in the U.S. District Court for the Southern District of New York to recover both the appraisal panel's award and additional amounts under the policy. In August 2007, the District Court entered judgment in the amount of $0.8 million plus interest, and both parties appealed. The appeals have been briefed and oral argument in the Second Circuit Court of Appeals has been held. However, due to the inherent uncertainty of litigation, there can be no assurance that this appeal will be successful.

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

        In November 2004, we were served with a purported class action complaint, Damassia v. Duane Reade Inc. The lawsuit was filed in the U.S. District Court for the Southern District of New York. The complaint alleges that, from the period beginning November 1998, we incorrectly gave some employees the title "Assistant Manager," in an attempt to avoid paying these employees overtime, in contravention of the Fair Labor Standards Act and New York law. In May 2008, the court certified this case as a class action. In April 2006, we were served with a purported class action complaint, Chowdhury v. Duane Reade Inc. and Duane Reade Holdings, Inc. The complaint alleges that, from a period beginning March 2000, we incorrectly classified certain employees in an attempt to avoid paying overtime to such employees, thereby violating the Fair Labor Standards Act and New York law. In May 2008, the court certified this case as a class action. The complaint seeks an unspecified amount of damages. In January 2009, we announced that, without admitting liability, we have entered into a Memorandum of Understanding to settle these two class action cases for $3.5 million. The settlement is subject to the approval of the U.S. District Court for the Southern District of New York. While we believe that we can strongly defend ourselves against the matters involved in this litigation, we have agreed to this settlement so that we may avoid future defense costs and uncertainty surrounding this litigation. As a result of this settlement agreement, we recorded a $3.5 million one-time, pre-tax charge for the fourth quarter ended December 27, 2008.

        In November 2007, we were served with a subpoena from the Office of the Attorney General of the State of New York. The subpoena requested information regarding our services to customers with limited English proficiency. We are cooperating with the Office of the Attorney General and believe this matter will be settled on terms acceptable to us. Should this matter not be settled, we believe that we have valid defenses to any claims that may be made against us and we will vigorously defend ourselves.

        In January 2008, we were served with a subpoena from the Department of Health and Human Services, Office of the Inspector General. The subpoena seeks information relating to the operation of our pharmacy kiosks and information relating to a business relationship that we had with Mobility Plus, a provider of durable medical equipment. In February 2008, we received an identical subpoena from the Office of the Attorney General of the State of New York, Medicaid Fraud Control Unit. We are in the process of responding to the information requests from both entities. While we believe that we have been in compliance with all applicable rules and regulations, at this stage, there can be no assurance as to the ultimate outcome of this matter.

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

        In a press release dated April 2, 2007, we disclosed that, based on new information provided to us, the Audit Committee, with the assistance of independent counsel and forensic accountants, was conducting a review and investigation concerning the propriety of certain real estate transactions and related matters and whether the accounting for such transactions was proper. On April 9, 2007, the respondents sought leave to file proposed amended counterclaims based on that new information. On May 17, 2007, the arbitrator issued an order granting leave to file the amended counterclaims. The amended counterclaims seek rescission of employment agreements entered into between us and Mr. Cuti, return of all compensation paid under the employment agreements, other compensatory and punitive damages, and legal costs and fees associated with the Audit Committee's investigation and the arbitration.

        On May 18, 2007, the independent counsel and the forensic accountants completed their review and investigation. The independent counsel concluded that Mr. Cuti orchestrated certain real estate and other transactions that led to overstating our publicly reported earnings, and that caused us to create and maintain inaccurate records and publish financial statements containing misstatements. On May 22, 2007, the Audit Committee determined, after considering the results of the review and investigation, that certain of our previously-issued financial statements would have to be restated. We filed the necessary restated financial statements for the periods affected.

        On May 22, 2007, we received a grand jury subpoena from the United States Attorney's Office for the Southern District of New York seeking documents relating to the allegations in the amended counterclaims discussed above. We have cooperated fully with the investigation. The SEC also requested that we provide it with information related to this matter.

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

        On October 9, 2008, the United States Attorney's Office for the Southern District of New York and the SEC announced the filing of criminal and civil securities fraud charges against Mr. Cuti and another former executive of the Company, William Tennant. In the criminal indictment, the government charges that Mr. Cuti and Mr. Tennant engaged in a scheme, involving the credits and rebillings and real estate-related transactions discussed above, to falsely inflate the income and reduce the expenses that we reported to the investing public and others. The SEC's complaint similarly alleges that Mr. Cuti and Mr. Tennant entered into a series of fraudulent transactions designed to boost reported income and enable us to meet quarterly and annual earnings guidance. Both proceedings are continuing.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During fiscal 2008, we did not submit any matters to a vote of our security holders.

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

        Duane Reade Holdings, Inc. was formed in December 2003 to acquire Duane Reade Inc. and its subsidiaries. Approximately 99% of the common stock of Duane Reade Holdings, Inc. is owned by Duane Reade Shareholders, LLC, a parent entity also established to effectuate the Acquisition. The Acquisition was completed on July 30, 2004 through the merger of Duane Reade Acquisition (a wholly-owned subsidiary of Duane Reade Holdings, Inc.) into Duane Reade Inc., with Duane Reade Inc. being the surviving entity and a wholly-owned subsidiary of Duane Reade Holdings, Inc. after the merger transaction. As a result of the Acquisition and resulting change in control and change in historical cost basis of accounting, the operating results are presented separately for the predecessor period December 28, 2003 through July 30, 2004 and the successor periods following the closing date of the Acquisition (July 31, 2004 through December 25, 2004 and the fiscal years ending December 31, 2005, December 30, 2006, December 29, 2007 and December 27, 2008). The predecessor period financial statements include Duane Reade Inc. and all its subsidiaries and the successor period financial statements include Duane Reade Holdings, Inc. and all its subsidiaries. Duane Reade Holdings, Inc. had nominal activity and no operations prior to the completion of the Acquisition. Except where the context otherwise requires, all references to "we," "us," and "our" (and similar terms) in the data below and the related footnotes mean the successor for periods ending after July 30, 2004 and the predecessor for periods ending on or prior to July 30, 2004.

        The summary historical consolidated financial and other data set forth below as of and for the periods from December 28, 2003 to July 30, 2004 and from July 31, 2004 to December 25, 2004 and for the fiscal years ended December 31, 2005, December 30, 2006, December 29, 2007 and December 27,

2008 have been derived from our audited consolidated financial statements. The dollar amounts shown in the table below are in thousands.

	Successor					Predecessor
					Period from July 31, 2004 through December 25, 2004(2)	Period from December 28, 2003 through July 30, 2004(2)
	Fiscal Year(1)
	2008	2007	2006	2005
Statement of Operations Data
Net sales	$1,774,029	$1,686,752	$1,584,778	$1,589,451	$670,568	$927,801
Cost of sales(3)	1,227,129	1,176,376	1,108,727	1,135,596	485,961	668,271

Gross profit(3)	546,900	510,376	476,051	453,855	184,607	259,530
Selling, general & administrative expenses	476,574	446,696	426,532	425,931	162,067	219,970
Transaction expenses(4)	—	—	—	681	37,575	3,005
Labor contingency expense (income)(5)	—	—	(18,004)	4,400	1,789	2,611
Depreciation and amortization	68,539	73,080	71,932	70,594	27,009	21,396
Store pre-opening expenses	797	600	305	364	365	470
Gain on sale of pharmacy files	—	(1,337)	—	—	—	—
Other(6)	16,808	15,948	14,747	31,761	26,433	—

Operating (loss) income	(15,818)	(24,611)	(19,461)	(79,876)	(70,631)	12,078
Interest expense, net	54,915	60,977	56,947	50,004	15,880	7,977
Debt extinguishment(7)	—	—	—	—	7,525	—

(Loss) income before income taxes	(70,733)	(85,588)	(76,408)	(129,880)	(94,036)	4,101
Income tax (expense) benefit	(2,045)	(2,192)	(2,956)	29,492	36,499	(1,046)

Net (loss) income	(72,778)	$(87,780)	$(79,364)	$(100,388)	$(57,537)	$3,055

Balance Sheet Data (at end of period)
Working capital (deficit)(8)	$(13,316)	$8,611	$6,204	$50,384	$67,073	N/A
Total assets	712,600	$742,489	$798,581	$869,602	$953,918	N/A
Total debt and capital lease obligations	$555,652	$555,853	$572,464	$554,222	$511,690	N/A
Stockholders' equity (deficit)	$(146,701)	$(73,323)	$2,737	$81,834	$181,961	N/A
Operating and Other Data
Net cash (used in) provided by operating activities	$44,317	$19,271	$11,616	$3,004	$(11,561)	$20,694
Net cash used in investing activities	$(47,001)	$(41,921)	$(29,070)	$(26,629)	$(437,249)	$(31,619)
Net cash provided by financing activities	2,734	$22,635	$17,487	$23,658	$448,801	$11,011
Number of stores at end of period	251	242	248	251	255	N/A
Same store sales growth(9)	4.2%	7.4%	4.6%	1.9%	0.6%	N/A
Pharmacy same store sales growth(9)	3.1%	5.9%	2.6%	0.8%	5.0%	N/A
Front-end same store sales growth(9)	5.0%	8.6%	6.2%	2.8%	-2.8%	N/A
Average store size (selling square feet) at end of period	6,764	6,813	6,987	6,955	7,035	N/A
Sales per square foot	$1,010	$975	$881	$862	$813	N/A
Pharmacy sales as a % of net sales(10)	46.1%	46.0%	46.5%	48.1%	51.0%	N/A
Third party plan sales as a % of prescription sales	93.4%	93.0%	92.8%	92.7%	92.3%	N/A
Investing Activities:
Purchase of Duane Reade	$—	$—	$—	$—	$413,684	$—
New, remodeled and relocated stores	29,700	23,584	14,104	14,056	11,803	17,214
Acquisitions	1,177	1,342	—	2,437	7,361	8,741
Asset proceeds	(525)	(3,335)	(2,500)	(7,069)	—	—
Other	16,649	20,330	17,466	17,205	4,401	5,664

Total	$47,001	$41,921	$29,070	$26,629	$437,249	$31,619

(1)
The 2005 fiscal year contains 53 weeks. All other fiscal years shown contain 52 weeks.

(2)
Statistics shown in the successor period reflect data for the 12 months ended December 25, 2004, as we do not provide these statistics on a partial year basis. Items identified as N/A are not reported by us for the 2004 predecessor period.

(3)
Shown exclusive of depreciation expense for our distribution centers which is included in the separate line item captioned depreciation and amortization.

(4)
We incurred pre-tax expenses of approximately $0.7 million in fiscal 2005, $37.6 million in the period from July 31, 2004 through December 25, 2004 and $3.0 million in the period from December 28, 2003 through July 30, 2004 related to the Acquisition.

(5)
We recognized pre-tax income of $18.0 million in fiscal 2006 and incurred pre-tax charges of $4.4 million in fiscal 2005, $1.8 million in the period from July 31, 2004 through December 25, 2004 and $2.6 million in the period from December 28, 2003 through July 30, 2004 in connection with the recognition and subsequent resolution of a National Labor Relations Board decision in a litigation matter relating to our collective bargaining agreement with one of our former unions.

(6)
Note 16 to the consolidated financial statements provides a detailed explanation of these charges.

(7)
We incurred pre-tax expenses of approximately $7.5 million in the period from July 31, 2004 to December 25, 2004 related to the retirement of a portion of our debt.

(8)
For the successor periods ended December 27, 2008, December 29, 2007, December 30, 2006, December 31, 2005 and December 25, 2004, working capital (deficit) reflects the classification of our asset-based revolving loan facility as a current liability, rather than as long-term debt, because cash receipts controlled by the lenders are used to reduce outstanding debt, and we do not meet the criteria of SFAS No. 6, "Classification of Short-Term Obligations Expected to be Refinanced—An Amendment of ARB No. 43, Chapter 3A," to classify the debt as long-term. At such dates, the revolving loan balance was $144.6 million, $141.4 million, $157.1 million, $135.7 million and $153.9 million, respectively.

(9)
Same-store sales figures include stores that have been in operation for at least 13 months.

(10)
Includes resales of certain retail inventory.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion regarding our financial condition and results of operations for the 52 weeks ended December 27, 2008, December 29, 2007 and December 30, 2006 should be read in connection with the more detailed financial information contained in our consolidated financial statements and their notes included elsewhere in this annual report. Certain of the statements in this section are forward-looking statements and involve numerous risks and uncertainties including, but not limited to, those described in "Item 1A. Risk Factors." See also "Special Note Regarding Forward-Looking Statements."

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

  •
  Critical Accounting Policies and Estimates—This section discusses those accounting policies that are considered important to our financial condition and results of operations, and which require us to exercise subjective or complex judgments in their application. In addition, this section discusses the impact of recently issued accounting pronouncements.

Executive Summary

General Description

        Our business consists of the sale of a wide variety of health and beauty care products, convenience oriented food and general merchandise items and a pharmacy operation managed to supply customers with their prescription needs. We refer to the non-prescription portion of our business as front-end sales because most of these sales are processed through the front check-out sections of our stores. This portion of our business consists of brand name and private label health and beauty care items, food and beverages, tobacco products, cosmetics, housewares, greeting cards, photofinishing services, photo supplies, seasonal and general merchandise and other products for our customers' daily needs. Health and beauty care products, including over-the-counter items, represent our highest volume categories within front-end sales. The front-end portion of our business represented 53.9% and 54.0% of our sales in fiscal 2008 and fiscal 2007, respectively, and is characterized by generally higher gross margins as compared to our pharmacy or back-end business.

        Because of our numerous convenient locations in high-traffic commercial and residential areas and the lack of other convenience-oriented retailers in our core market areas, our front-end business is generally a larger proportion of our total sales than for other major conventional drugstore chains, whose front-end sales average between 30% and 40% of total sales. Over the last few years, pharmacy sales have experienced a slower rate of growth primarily due to increases in third party plan co-payments, reduced sales of hormonal replacement drugs and certain arthritis medications, reduced third party reimbursement rates resulting from changes in regulations or cost-saving measures, limitations on maximum reimbursements for certain generic medications by third party plans, increases in the percentage of sales represented by lower-priced generic medications and increased penetration by mail order and internet-based pharmacies. Our pharmacy sales include all items we sell by prescriptions filled at our retail locations or deliver direct to customers. In addition, we include in our pharmacy sales certain resales of retail pharmaceutical inventory. Sales processed through third party, private and government-sponsored plans that contract with us as an authorized provider of prescriptions represented 93.4% of our prescription sales in 2008 and 93.0% of our prescription sales in 2007.

        The Medicare Modernization Act created a Medicare Part D benefit that expanded Medicare coverage of prescription drugs for senior citizens as well as for certain "dual eligible" individuals that were previously covered under state administered Medicaid plans. This Medicare coverage has resulted in decreased pharmacy margins resulting from lower reimbursement rates than our current margins on state Medicaid prescriptions. The Medicare Part D program has grown rapidly since taking effect in 2006. The program's growth may continue as more seniors have become eligible and enroll for the coverage. While the program has had an adverse impact on our pharmacy margins, we expect that increased utilization of prescription drugs by senior citizens participating in the new programs who previously were cash paying customers will partially offset the effect of the lower margins, although we are not certain this will be the case. The Medicare Part D program represented approximately 13% of our retail pharmacy sales for the year ended December 27, 2008 and 12% of our retail pharmacy sales for the year ended December 29, 2007.

        State Medicaid programs which provide prescription benefits to low income households and individuals represented approximately 14% of our retail pharmacy sales in 2008 and 2007. Over the past several years, New York State reduced Medicaid and EPIC prescription reimbursement rates, and increased the number of generic drugs subject to maximum allowable cost reimbursement limits, adversely impacting our pharmacy gross margins. Under the Medicaid guidelines, providers cannot refuse to dispense prescriptions to Medicaid recipients who claim they do not have the means to pay the required co-payments. Most Medicaid recipients do in fact decline to make the co-payments, resulting in the requirement for the provider to absorb this cost. The current economic downturn may result in additional reductions in New York Medicaid prescription reimbursements. Budget proposals for New York State in 2009 currently include reductions in the reimbursements for pharmacies in the Medicaid and EPIC programs. The State of New Jersey is also proposing Medicaid reductions in their 2009 budget proposals. Neither state has approved their final budget proposals, and while it is highly likely that there will ultimately be further reductions in reimbursements, the economic stimulus package recently passed by Congress and signed into law by President Obama could provide states with additional Medicaid funding and may reduce the extent of each state's proposed reductions in Medicaid reimbursements. Under the economic stimulus package, over $80 billion would be allocated to help states with Medicaid. In addition, the economic stimulus package includes provisions to subsidize health care insurance premiums for the unemployed under the COBRA program and provisions that will aid states in defraying budget cuts.

        In July 2007, the Centers for Medicare & Medicaid Services, or CMS, issued a final rule that may negatively affect our level of reimbursements for certain generic drugs by setting an upper limit on the amount of reimbursement for such drugs based on the "Average Manufacturer Price." As a result of a lawsuit brought by the National Association of Chain Drug Stores and the National Community Pharmacists Association to challenge the implementation of the new rule, a federal court temporarily enjoined the implementation of the new rule pending the outcome of the lawsuit and the lawsuit remains pending. In July 2008, Congress enacted H.R. 6331, the Medicare Improvements for Patients and Providers Act of 2008 ("MIPPA"). The former President Bush subsequently vetoed MIPPA and, on July 15, 2008, Congress overrode the veto. MIPPA delayed the implementation of the use of Average Manufacturer Price with respect to payments made by State Medicaid Plans for multiple source generic drugs until September 30, 2009. MIPPA also prohibited the Secretary of Health and Human Services from making public any Average Manufacturer Price information that was previously disclosed to the Secretary of Health and Human Services. The outcome of the lawsuit and the impact of MIPPA are uncertain at this time, so we currently are unable to determine what effect the new rule will ultimately have on our business. See "Item 1. Business—Company Operations—Pharmacy."

        In October 2006, in connection with a class action filed in the United States District for the District of Massachusetts, First Data Bank, which is one of two primary sources of AWP price reporting, announced that it had entered into a settlement agreement related to its reporting of average wholesale prices, subject to final court approval. Under the terms of the proposed settlement agreement, First Data Bank agreed to reduce the reported AWP of certain drugs by four percent and to discontinue the publishing of AWP at a future time. In May 2007, in connection with a separate class action filed in the same court, Medi-Span, the other primary source of average wholesale price reporting, entered into a similar settlement agreement, also subject to final court approval.

        In January 2008, the court denied approval of the First Data Bank and Medi-Span settlements as proposed. Subsequently, new settlement agreements were submitted to the court. On March 17, 2009, the court issued an order approving the revised settlements. Pursuant to the settlements, as approved, First Data Bank and Medi-Span have agreed to reduce the reported AWP for certain drugs by four percent. Separately, and not pursuant to the settlement agreements, First Data Bank and Medi-Span have indicated that they will also reduce the reported AWP for a large number of additional drugs not covered by the settlement agreements and that they intend to discontinue the reporting of AWP in the future. Under the terms of the court's decision, the settlement agreements can become effective no earlier than 180 days from the entry of final judgment. Although the court's ruling will take effect no earlier than 180 days from March 17, 2009, we believe that some parties will appeal the court's ruling and seek a stay of the implementation of the settlement. The court's ruling, if not revised on appeal, could potentially have a significant adverse impact on us and the drugstore industry as a whole.

        A number of contracts with third-party plans contain provisions that allow us to adjust our pricing to maintain the relative economics of the contract in light of a change in AWP methodology. Most of our contracts with both private and governmental plans also include provisions that allow us to terminate the contracts unilaterally, either because parties cannot renegotiate our pricing to account for the change in AWP methodology or for any reason upon 30 to 90 days' notice. While we expect to negotiate with the various governmental and non-governmental third-party plans for adjustments relating to the expected changes to AWP, we cannot be certain that these negotiations will be successful. Due to these factors and the uncertainty over future appeals or stays of the court ruling, which could delay the effective date of the implementation of the settlement agreements, we cannot predict with certainty or accurately quantify the ultimate effect of the AWP reduction on our revenues, profitability, future operations or business relationships.

        In an effort to offset some of the adverse pharmacy gross margin impacts from the trends discussed above, there has been an intensified effort on the part of retailers to support increased utilization of lower priced but higher margin generic prescriptions in place of branded medications. New generic drug introductions have also enabled retailers to increase the proportion of generic prescriptions to total prescriptions dispensed. Improved generic utilization rates as well as a combination of direct purchases and contractual wholesaler purchases enabled us to partially offset the adverse margin impact of Medicare Part D and reduced state Medicaid reimbursement rates during 2008 and 2007. In addition, we believe that the higher volume of pharmacy sales to third party plan customers help to offset the related lower gross profit margins and allows us to leverage other fixed store operating expenses. We believe that increased third party plan sales also generate additional general merchandise sales by increasing customer traffic in our stores. As of December 27, 2008, we had contracts with over 370 third party plans, including virtually all major third party plans in our market areas. During fiscal 2008, New York Medicaid represented approximately 14% and 6% of our retail pharmacy and net retail store sales, respectively.

        We are also impacted by legislation to increase the minimum hourly wages. New York State increased the minimum hourly wage from $5.15 to $6.00 on January 1, 2005, to $6.75 on January 1, 2006, and again to $7.15 on January 1, 2007. New Jersey increased the minimum hourly wage from $5.15 to $6.15 on October 1, 2005 and again to $7.15 on October 1, 2006. In addition, the federal minimum hourly wage was increased to $6.55 in July 2008 and the U.S. Congress passed legislation that will result in a federal minimum hourly wage increase to $7.25 in July 2009. While these increases have impacted our cost of labor, we have, and believe we can continue to, offset a significant portion of these cost increases through initiatives designed to further improve our labor efficiency.

        We operate approximately 90% of our 251 stores in New York City and the remainder in the surrounding areas, and our financial performance is therefore heavily influenced by the local economy. We analyze a number of economic indicators specific to New York City to gauge the health of this economy, including unemployment rates, job creation, gross city product, hotel occupancy rates and bridge and tunnel commuter traffic volumes. We also analyze market share data, same-store sales trends, average store sales and sales per square foot data among other key performance indicators to monitor our overall performance.

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

Considerations Related to Operating in the New York City Marketplace

        All of our operations are conducted within the New York greater metropolitan area. As a result, our performance will be substantially affected by economic conditions and other factors affecting the region such as the regulatory environment, unemployment levels, cost of energy, real estate, insurance, taxes and rent, weather, demographics, availability of labor, financial markets and geopolitical factors such as terrorism.

        Since the second half of 2004, the New York City economy began a gradual improvement over the economic downturn experienced in the aftermath of the 2001 World Trade Center attack to the point where it had essentially achieved a full recovery by the latter part of 2006. Strength in employment rates, tourism and overall commerce continued throughout 2007. In 2008, economic conditions worsened considerably, particularly so during the fourth quarter, and the level of national economic activity as measured by a number of recent key economic indicators has shown that the economy entered into a recession in 2008. The financial services industry, which is highly concentrated in the New York City marketplace, experienced significant difficulties during 2008. The total unemployment rate for New York City increased 2.4% from 4.8% in December 2007 to 7.2% in December 2008. This represents the highest level of unemployment in New York City since April 2004. The national rate of unemployment increased 2.3% from 4.9% in December 2007 to 7.2% in December 2008.

        Furthermore, because most of our stores are located in the highly urbanized areas throughout New York City and the surrounding metropolitan area, our stores experience a higher rate of shrink than our national competitors.

        Our sales and profitability have in the past been affected by events and other factors that affect New York City. Examples include smoking-ban legislation, the August 2003 Northeast power blackout, significant non-recurring increases in real estate taxes and insurance costs and the 2004 Republican National Convention. In 2005, our results were negatively affected by increased labor costs associated with the ongoing shortage of pharmacists in the New York City metropolitan area and increases in New York state and to a lesser extent New Jersey state minimum wage rates. We have continued to experience cost pressures from increased pharmacist salary and benefit costs as well as further increases in minimum wage rates. Any increases in federal taxes or in city or state taxes in New York City or the Tri-State Area resulting from state or local government budget deficits may further reduce consumers' disposable income, which could have a further negative impact on our business. Any other unforeseen events or circumstances that affect the New York City metropolitan area could also materially adversely affect our revenues and profitability.

        In addition, perceived instability in our business and in the financial health of New York City and the surrounding areas may negatively affect our relations with our suppliers and trade creditors. As a result, our suppliers or trade creditors may present us with terms that are materially more disadvantageous to us than those we currently enjoy, which may have a negative impact on our ability to operate our business and manage our liquidity.

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

        Cost of goods sold:    Cost of goods sold includes all costs of products sold, net of any promotional income or rebates received from manufacturers or wholesalers. Cost of goods sold is shown exclusive of depreciation and amortization expense for our distribution centers. Shrink losses are also recorded in cost of goods sold.

        Selling general & administrative expenses:    SG&A includes employee wages and related costs, professional fees, store occupancy costs, advertising expenses, credit card fees and all other store and office-related operating expenses. In addition, real estate-related income is included in store occupancy costs.

        Depreciation and amortization:    Depreciation and amortization consists primarily of depreciation of store fixtures and equipment and amortization of leasehold improvements as well as intangible assets, including pharmacy files and lease acquisition costs.

        Store pre-opening expenses:    These expenses primarily represent the labor costs we incur related to our employees performing various tasks associated with the opening of a new location.

 RESULTS OF OPERATIONS

2008 Overview

        For the 2008 fiscal year, we achieved net sales of $1.774 billion and incurred a net loss of $72.8 million, as compared to net sales of $1.687 billion and a net loss of $87.8 million in the 2007 fiscal year. The reduction in our net loss for the 2008 fiscal year, as compared to fiscal 2007, was primarily attributable to the following factors:

  •
  An increase in gross margin of $36.5 million, primarily attributable to increased sales, improved front-end selling margins resulting from improved assortments of higher margin products, increased pharmacy margins related to higher rates of generic utilization and reductions in the level of inventory shrink losses.

  •
  A decrease in interest expense of $6.1 million that was primarily due to lower interest rates applicable to our variable rate debt and reduced levels of borrowing on our revolving credit facility.

  •
  A decrease in non-cash depreciation and amortization expenses of $4.5 million in 2008. The decrease is primarily due to reduced amortization expense for certain intangible assets which became fully amortized.

The positive impact of the above items was partially offset by an increase in selling, general and administrative expenses of $29.9 million, primarily due to the following factors:

  •
  An increase of $14.4 million for additional store payroll and related costs associated with an increased number of stores as well as wage and salary rate increases.

  •
  An increase of $10.2 million in store occupancy costs related to new stores, relocations and reduced real estate related income.

  •
  Higher general and administrative costs associated with a $3.5 million litigation settlement charge for two class action lawsuits and additional recruitment fees and relocation costs paid in connection with the hiring of senior management executives.

        The 2007 fiscal year also included a $1.3 million gain from the sale of several pharmacy prescription files, which did not recur in the 2008 fiscal year.

2007 Overview

        For the 2007 fiscal year, we achieved net sales of $1.687 billion and incurred a net loss of $87.8 million, as compared to net sales of $1.585 billion and a net loss of $79.4 million in the 2006 fiscal year. The increased net loss sustained in the 2007 fiscal year was primarily attributable to a pre-tax labor contingency credit of $18.0 million recorded in 2006 that resulted from the favorable settlement of the National Labor Relations Board (NLRB) litigation. Excluding the impact of this credit, our net loss would have declined by $9.6 million as compared to the 2006 fiscal year. Following are the other major factors impacting our results in fiscal 2007, compared to fiscal 2006:

  •
  An increase in gross margin of $34.3 million, reflecting a continuation of the improved trend of increasing net sales and front-end margins exhibited over several quarters. These results were partially offset by reduced pharmacy margins resulting from lower margin Medicare Part D sales, and reductions in Medicaid reimbursement rates that went into effect in July 2007.

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

  •
  A decrease in the income tax provision of $0.8 million that was primarily attributable to a lower estimated effective tax rate.

        The following sets forth our results of operations in dollars (in thousands) and as a percentage of sales for the periods indicated.

	Fiscal Year Ended December 27, 2008		Fiscal Year Ended December 29, 2007		Fiscal Year Ended December 30, 2006
	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales
Net sales	$1,774,029	100.0%	$1,686,752	100.0%	$1,584,778	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,227,129	69.2%	1,176,376	69.7%	1,108,727	70.0%

Gross profit	546,900	30.8%	510,376	30.3%	476,051	30.0%
Selling, general and administrative expenses	476,574	26.9%	446,696	26.5%	426,532	26.9%
Labor contingency expense	—	0.0%	—	0.0%	(18,004)	-1.1%
Depreciation and amortization	68,539	3.9%	73,080	4.3%	71,932	4.5%
Store pre-opening expenses	797	0.0%	600	0.0%	305	0.0%
Gain on sale of pharmacy files	—	0.0%	(1,337)	-0.1%	—	0.0%
Other	16,808	0.9%	15,948	0.9%	14,747	0.9%

Operating loss	(15,818)	-0.9%	(24,611)	-1.5%	(19,461)	-1.2%
Interest expense, net	54,915	3.1%	60,977	3.6%	56,947	3.6%

Loss before income taxes	(70,733)	-4.0%	(85,588)	-5.1%	(76,408)	-4.8%
Income tax expense	2,045	0.1%	2,192	0.1%	2,956	0.2%

Net loss	$(72,778)	-4.1%	$(87,780)	-5.2%	$(79,364)	-5.0%

The Twelve Months Ended December 27, 2008 Compared to the Twelve Months Ended December 29, 2007

        Net sales were $1.77 billion in 2008 and $1.69 billion in 2007. The 2008 net sales increased by 5.2% as compared to the prior year net sales. Resale activity increased by $20.8 million as compared to

2007, which represented a 1.2% increase in overall net sales, while net retail sales to customers increased by 4.1% over this same period. Total same-store sales in 2008 increased by 4.2% over the prior year.

        Pharmacy sales increased to $817.5 million in 2008 from $776.4 million in 2007, an increase of 5.3%, and represented 46.1% of total sales, as compared with 46.0% of total sales in 2007. Resale activity accounted for 2.7% of the pharmacy sales increase, while pharmacy net retail sales accounted for the remaining 2.6% of the increase. Pharmacy same-store sales increased by 3.1% from last year, and third-party reimbursed pharmacy sales represented 93.4% and 93.0% of total prescription sales in 2008 and 2007, respectively. The percentage of generic drugs dispensed increased by 3.9% over the prior year, negatively impacting the pharmacy same-store sales increase by approximately 3.7%, but contributing to an increase in gross margin per prescription dispensed. Generic drugs generally have lower retail sales prices but are more profitable for us than branded drugs. The switch of Zyrtec, a prescription allergy medication, to over-the-counter status negatively impacted pharmacy same-store sales by 0.4% during 2008.

        Front-end sales increased to $956.5 million in 2008 from $910.3 million in 2007, an increase of 5.1%, and represented 53.9% of total sales, as compared to 54.0% of total sales in 2007. Front-end same-store sales increased by 5.0%, due to improved merchandise offerings and the strong performance in the food and beverage categories, over-the-counter products and health and beauty items. The aforementioned switch of Zyrtec to over-the-counter status positively impacted front-end same-store sales by approximately 0.3% in 2008. Additionally, in June 2008 we raised the sales price on our cigarettes commensurate with an increase in cigarette excise taxes in New York State. Although such additional sales do not result in any additional profit to us, the June 2008 increase in the sales price on our cigarettes positively impacted front-end sales by 0.5%.

        As of December 27, 2008, we operated 251 stores, 15 of which were opened during fiscal 2008. We closed six stores in 2008. In fiscal 2007, we opened ten stores and we closed 16 stores.

        Cost of sales as a percentage of net sales was 69.2% and 69.7% in 2008 and 2007, respectively, resulting in gross profit margins of 30.8% and 30.3% in each respective period. The improved gross profit margin in 2008 reflects the impact of improved front-end selling margins due to improved assortments of higher margin products, increased pharmacy margins due to higher rates of generic utilization and reductions in the level of inventory shrink losses. These improvements were offset in part by a higher LIFO charge in 2008 and modestly reduced levels of vendor allowances. Cost of sales includes a LIFO provision of $4.0 million in 2008 as compared to a LIFO provision of $1.6 million in 2007.

        Selling, general and administrative expenses were $476.6 million, or 26.9% of net sales, and $446.7 million, or 26.5% of net sales, in 2008 and 2007, respectively. The increase in the 2008 expense percentage as compared to 2007 is primarily due to an increase of 0.2% in store occupancy costs related to new stores, relocations and reduced real estate related income, a 0.9% increase in store payroll and related costs associated with an increased number of stores, as well as wage and salary rate increases, and higher general and administrative costs associated with a $3.5 million litigation settlement for two class action lawsuits and additional recruitment and relocation fees paid in connection with the hiring of senior management executives. These items were partially offset by improved leveraging of costs against strong same-store sales growth in both pharmacy and front-end. Excluding the litigation settlement charge, selling, general and administrative expenses as a percentage of net sales were 26.7% in 2008.

        Depreciation and amortization of property and equipment and intangible assets decreased $4.5 million to $68.5 million in 2008, as compared to $73.1 million in 2007. The decrease in 2008 is due primarily to reduced amortization expense for certain intangible assets becoming fully amortized. The decrease was partially offset by the additional depreciation and amortization for the 15 stores opened during 2008.

        We incurred store pre-opening expenses of $0.8 million in 2008, attributable to the opening of 15 stores, as compared to $0.6 million in 2007, reflecting ten new stores opened during that period.

        The prior year period included a $1.3 million gain from the sale of several pharmacy prescription files, which did not recur in the current year.

        In 2008, we incurred other expenses of $16.8 million, including asset impairment charges ($7.7 million), costs associated with the closing of various stores ($3.6 million), Oak Hill management fees ($1.25 million), and costs associated with various matters related to Mr. Cuti ($6.0 million). The asset impairment charges are non-cash expenses and are necessary to reduce the carrying value of certain store assets to their estimated fair value. The 2008 other expenses also includes a $1.8 million net benefit related to fair value adjustments to reverse excess liabilities for the phantom stock liability and the profits interest liability as well as additional pension benefit costs related to a March 2006 union contract settlement. In the corresponding 2007 period, we incurred other expenses of $15.9 million, including costs associated with the completed audit committee investigations ($2.3 million) and various other matters related to Mr. Cuti ($6.0 million), costs associated with the closing of various stores ($4.4 million), Oak Hill management fees ($1.25 million), asset impairment charges ($0.9 million) and other costs ($1.2 million).

        Net interest expense for 2008 was $54.9 million, as compared to $61.0 million in 2007. The decrease of $6.1 million was primarily attributable to lower outstanding borrowings on our revolving credit facility and lower interest rates on our variable rate debt. At December 27, 2008, the weighted average interest rate on our variable rate debt was 5.2%, as compared to 8.4% at December 29, 2007.

        In 2008, we recorded an income tax provision of $2.0 million, inclusive of a valuation allowance of $30.9 million, while in 2007, we recorded an income tax provision of $2.2 million, inclusive of a valuation allowance of $43.5 million. The valuation allowances reflect the significant losses incurred in these years, as well as the anticipated financial performance over the next several years and the unlikelihood of recognizing the future tax benefits of the accumulated losses.

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

        Pharmacy sales increased to $776.4 million in 2007 from $736.1 million in 2006, an increase of 5.5%, and represented 46.0% of total sales, as compared with 46.5% of total sales in 2006. Resale activity accounted for 1.2% of the pharmacy sales increase, while pharmacy net retail sales accounted for the remaining 4.3% of the increase. Pharmacy same-store sales increased by 5.9% from 2006, and third-party reimbursed pharmacy sales represented 93.0% and 92.8% of total prescription sales in 2007 and 2006, respectively. The percentage of generic drugs dispensed increased by 3.6% over the prior year, negatively impacting the pharmacy same-store sales increase by approximately 3.1%, but contributing to an increase in gross margin per prescription dispensed. Generic drugs generally have lower retail sales prices but are more profitable for us than branded drugs. The average weekly prescriptions filled per store during 2007 increased 1.6% as compared to the prior year.

        Front-end sales increased to $910.3 million in 2007 from $848.6 million in 2006, an increase of 7.3%, and represented 54.0% of total sales, as compared to 53.5% of total sales in 2006. Front-end same-store sales increased by 8.6%, due to improved merchandise offerings, enhanced customer service reflecting the continuing implementation of our "Full Potential" initiative and our store renovation program. Additionally, the stronger New York City economy, a generally improved level of consumer demand resulting from increased tourism and favorable weather patterns positively influenced our front-end same-store sales. Front-end sales were driven by strong performance in our food and beverage categories, over-the-counter products and health and beauty categories.

        As of December 29, 2007, we operated 242 stores, ten of which were opened during fiscal 2007. We closed 16 stores in 2007. In fiscal 2006, we opened five stores and we closed eight stores.

        Cost of sales as a percentage of net sales was 69.7% and 70.0% in 2007 and 2006, respectively, resulting in gross profit margins of 30.3% and 30.0% in each respective period. The gross profit margin in 2007 reflects the impact of improved front-end selling margins associated with a more favorable mix of promotional and regularly-priced products, improved assortments of higher margin products and a lower LIFO charge. These improvements were offset in part by higher shrink losses, modestly reduced levels of vendor allowances and lower pharmacy margins resulting from increased lower margin Medicare Part D sales. In addition, our gross profit margin was negatively impacted by lower New York Medicaid reimbursement rates. Cost of sales includes a LIFO provision of $1.6 million in 2007 as compared to a LIFO provision of $3.0 million in 2006.

        Selling, general and administrative expenses were $446.7 million, or 26.5% of net sales, and $426.5 million, or 26.9% of net sales, in 2007 and 2006, respectively. Approximately 0.2% of the decrease in the 2007 expense percentage as compared to 2006 was attributable to improved leveraging of our store occupancy expenses and higher real estate related income. The remaining 0.2% was due to improved leveraging of costs against strong same-store sales growth in both pharmacy and front-end, process related improvements, reduced advertising costs and lower legal and professional fees, partially offset by increased minimum wage rates and higher costs associated with pharmacist salaries.

        Depreciation and amortization of property and equipment and intangible assets was $73.1 million in 2007, as compared to $71.9 million in 2006. The increase reflects depreciation and amortization due to new store openings, renovations and other capital spending as well as the cumulative depreciation adjustment recorded in the third quarter of 2006 resulting from the Audit Committee's accounting investigations. For further discussion of the accounting investigations, see Note 2 of the notes to our annual consolidated financial statements.

        We incurred store pre-opening expenses of $0.6 million in 2007, attributable to the opening of ten stores, as compared to $0.3 million in 2006, reflecting five new stores opened during that period.

        During 2007, we sold several pharmacy prescription files that resulted in a separately reported gain of $1.3 million.

        In 2007, we incurred other expenses of $15.9 million, including costs associated with the completed audit committee investigations ($2.3 million) and various other matters related to Mr. Cuti ($6.0 million), costs associated with the closing of various stores ($4.4 million), Oak Hill management fees ($1.25 million), asset impairment charges ($0.9 million) and other costs ($1.2 million). In the corresponding prior year period, we incurred other expenses of $14.8 million, including asset impairment charges ($10.2 million), Oak Hill management fees ($1.25 million), costs associated with audit committee investigations ($0.8 million) and costs associated with various matters related to Mr. Cuti ($1.3 million), as well as other miscellaneous costs associated with our management reorganization and the reversal of the excess liability for our phantom shares ($1.2 million).

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

Liquidity and Capital Resources

Working Capital

        We had a working capital deficit of $13.3 million as of December 27, 2008, as compared to a working capital balance of $8.6 million as of December 29, 2007 and $6.2 million as of December 30, 2006. Working capital reflects the classification of outstanding borrowings under our amended asset-based revolving loan facility of $144.6 million at December 27, 2008, $141.4 million at December 29, 2007 and $157.1 million at December 30, 2006 as current liabilities. This current classification is required because cash receipts controlled by the lenders are used to reduce outstanding debt, and we do not meet the criteria of SFAS No. 6, "Classification of Short-Term Obligations Expected to be Refinanced—An Amendment of ARB No. 43, Chapter 3A" to classify the debt as long-term, but is not an indication that this credit facility is expected to be retired within the next year. The amended asset-based revolving loan expires in July of 2011, and we intend to continue to access it for our working capital needs throughout its remaining term.

        The decrease in our working capital balance is primarily due to the timing of merchandise receipts versus the previous year, the increased revolving loan borrowings at December 27, 2008 compared to December 29, 2007 and increases in our December 27, 2008 accrued expenses for a $3.5 million litigation settlement for two class action lawsuits and a $4.7 million liability related to our interest rate collar.

Cash Flow for the Twelve Months Ended December 27, 2008 as Compared to the Twelve Months Ended December 29, 2007

        Net cash provided by operating activities was $44.3 million in fiscal 2008 as compared to $19.3 million in the 2007 fiscal year. The increase against the prior year reflects the improved operating results in 2008, during which our operating loss was reduced by $8.8 million to $15.8 million from $24.6 million. Our operating losses include non-cash asset impairment charges of $7.7 million in fiscal 2008 and $0.9 million in the 2007 fiscal year. While the asset impairment charges increase our operating loss, they are non-cash in nature. During fiscal 2008, we also benefited from reduced interest expense due to lower interest rates and lower average outstanding borrowings on our revolving credit facility.

        Net cash used in investing activities in 2008 was $47.0 million, as compared to $41.9 million in 2007. The increase is primarily due to capital expenditures for new store openings during 2008. We opened 15 new stores in 2008, compared to ten new stores in 2007. Our capital expenditures in 2008 were $33.1 million compared to $26.1 million in 2007. We had lease acquisition and other investing activities of $14.4 million in 2008, compared to $19.2 million in 2007. Fiscal 2008 cash flow used in investing activities included $0.5 million of proceeds related to the disposition of certain properties, while fiscal 2007 cash flow used in investing activities included $3.3 million of proceeds resulting from similar property dispositions.

        Net cash provided by financing activities in 2008 was $2.7 million, as compared to $22.6 million in 2007. The prior year net cash provided by financing activities reflects the issuance of $39.1 million in preferred stock and warrants (net of expenses of $0.3 million), a portion of which was used to fund the acquisition of six Gristedes supermarket leases. As of December 27, 2008, we have opened new stores at each location. Our agreement with Gristedes has expired and we are not obligated to acquire any additional leases. See Note 14 to the notes to our consolidated financial statements contained elsewhere in this report for additional information regarding this transaction.

Cash Flow for the Twelve Months Ended December 29, 2007 as Compared to the Twelve Months Ended December 30, 2006

        Net cash provided by operating activities was $19.3 million in fiscal 2007 as compared to $11.6 million in the 2006 fiscal year. The increase over the prior year primarily reflects improved operating results (which exclude the non-cash labor contingency credit recorded in 2006) and the benefits of our working capital management initiatives.

        Net cash used in investing activities in 2007 was $41.9 million, as compared to $29.1 million in 2006. Capital expenditures in 2007 of $26.1 million were $0.9 million higher than 2006, while lease acquisition, pharmacy customer file and other costs in 2007 of $19.2 million were higher than 2006 by $12.7 million, principally due to five Gristedes supermarket lease acquisitions completed during the year. Fiscal 2007 cash flow used in investing activities included $3.3 million of proceeds related to the disposition of certain properties, while fiscal 2006 cash flow used in investing activities included $2.5 million of proceeds resulting from similar property dispositions.

        Net cash provided by financing activities in 2007 was $22.6 million, as compared to $17.5 million in 2006. The increase in cash provided by financing activities in 2007 reflects the issuance of $39.1 million in preferred stock and warrants (net of expenses of $0.3 million), a portion of which was used to fund the acquisition of five Gristedes supermarket leases and other capital expenditures. This was partially offset by repayments of revolver borrowings with unspent proceeds from the issuance of the preferred stock and warrants as well as the improvement in cash flow from operations. See Note 14 to the notes to our consolidated financial statements contained elsewhere in this report for additional information regarding this transaction.

Operating Capital Requirements

        Our operating capital requirements primarily result from opening and stocking new stores, remodeling and renovating existing retail locations, purchasing pharmacy files and the continuing development of management information systems. We opened 15 new stores in 2008, ten new stores in 2007 and five new stores in 2006. We currently plan to open between 10 to 12 new stores in 2009 and between 10 to 15 new stores in 2010. Capital spending in 2009 is expected to be approximately $40 to $45 million, with approximately $17 million related to maintenance capital spending and approximately $23 to $28 million related to growth capital spending. We also require working capital to support inventory for our existing and new stores. Historically, we have been able to lease almost all of our store locations, so acquisitions of real estate are not expected to have a significant impact on our capital requirements.

        As a result of the recession, we experienced declines in consumer demand that accelerated during the fourth quarter of 2008 and are expected to continue throughout fiscal 2009. Expected higher rates of unemployment, reduced levels of tourism and decreased commercial activity are factors impacting our outlook for the current year. We are implementing certain measures to mitigate the impact of these recessionary economic conditions. These actions include hiring and wage freezes in administrative and certain other areas of the business, as well as the implementation of a number of strategic cost savings initiatives to improve efficiency and eliminate non-value added activities. The total cost savings associated with the program is expected to be in the range of $7.0 to $10.0 million in fiscal 2009.

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

        We have incurred losses since the Acquisition date due primarily to the additional depreciation and amortization expense relating to the stepped-up fair value of our assets on the Acquisition date, and increased interest expense on Acquisition indebtedness. We have an accumulated deficit of $397.8 million at December 27, 2008. We have generated positive net cash flows from operations of $44.3 million in fiscal 2008, $19.3 million in fiscal 2007 and $11.6 million in fiscal 2006. We have never been subject to the single quarterly fixed charge financial coverage requirement specified in the amended asset-based revolving loan facility agreement. The fixed charge financial covenant becomes applicable when borrowings exceed 90 percent of the borrowing base, as defined in the agreement. Historically, our borrowings have never exceeded 90 percent of the borrowing base and we do not expect to exceed this threshold during 2009. If the fixed charge coverage ratio was in effect during fiscal 2008, we would have been in full compliance with the covenant.

        We intend to refinance our senior floating rate notes due 2010 and senior subordinated notes due 2011 in the amounts of $210 million and $195 million, respectively, prior to their maturity dates. There can be no assurance that such refinancing will actually take place.

        We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including revolving loan borrowings under the amended asset-based revolving loan facility, will be adequate to make required payments on our indebtedness, to fund anticipated capital expenditures and to satisfy our working capital requirements for fiscal 2009. We base this belief on our recent levels of cash flow from operations of approximately $44.3 million in fiscal 2008, projected improvements in working capital management, anticipated levels of capital expenditures and the available borrowing capacity under the $225.0 million amended asset-based revolving loan facility, which was approximately $69.0 million at December 27, 2008. As of March 24, 2009, our availability has decreased to approximately $56.2 million. The decrease in our availability is primarily due to the February 1, 2009 payment of the semi-annual interest payment on our senior subordinated notes and an additional $3.5 million letter of credit required for the litigation settlement agreement relating to two class action lawsuits. Our stockholders' deficit is expected to increase in 2009 due to continued losses; however, this deficit does not impact our liquidity as noted above and has no impact on our debt covenants.

        Our ability to meet our debt service obligations and reduce or refinance our total debt will depend upon our future performance and financial condition, credit market conditions and the availability of financing which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. In addition, our operating results, cash flow and capital resources may not be sufficient for repayment of our indebtedness in the future. Some risks that could adversely affect our ability to meet our debt service obligations include, but are not limited to, reductions in third party prescription reimbursement rates, declines in the New York City economy, increases in competitive activity, adverse changes in vendor credit terms, changes in drug consumption patterns, additional adverse legislative changes or a major disruption of business in our markets from a terrorist event, natural disaster or other unexpected events. Other factors that may adversely affect our ability to service our debt are described above under "Special Note Regarding Forward-Looking Statements."

        We may, from time to time, seek to retire or purchase our outstanding debt in open market purchases, in privately negotiated transactions, or otherwise. Such retirement or purchase of debt may be funded from the operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material.

        During 2006, we extended the maturity of the amended asset-based revolving loan facility from 2008 to 2011. As a condition of this extension, we are required to refinance any outstanding amounts under the $210.0 million of senior secured floating rate notes not later than 120 days prior to their maturity date of December 15, 2010.

        Borrowings under the amended asset-based revolving loan facility and the aggregate $210.0 million senior secured floating rate notes bear interest at floating rates. Therefore, our financial condition will be affected by changes in prevailing interest rates. On April 30, 2008, we entered into a hedging transaction through the acquisition of a "no cost collar." Under this arrangement, we capped our exposure on $210.0 million of LIBOR-based borrowings at a maximum LIBOR rate of 5.2%. In addition, we established a minimum "floor" LIBOR rate of 2.6%, in line with then current LIBOR rates. At December 27, 2008, the LIBOR rate in effect was approximately 1.9%, which was below the minimum rate specified under the "no cost collar." As a result, the "no cost collar" increased the effective annual interest rate on our LIBOR-based borrowings by approximately 0.4%. This hedging arrangement expires on December 15, 2010.

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

Debt

        Amended Asset-Based Revolving Loan Facility    Our amended asset-based revolving loan facility has a maximum borrowing capacity of $225.0 million, subject to a borrowing base calculation based on specified advance rates against the value of our inventory, pharmacy prescription files and accounts receivable. The asset-based revolving loan facility matures on July 21, 2011. The maturity date is subject to our refinancing or restructuring the aggregate principal amounts of our $210.0 million senior secured floating rate notes due 2010 and $195.0 million senior subordinated notes due 2011, in each case on terms reasonably acceptable to the administrative agent and at least 120 days prior to each series of notes' respective scheduled maturity date.

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

        Revolving loans under the amended asset-based revolving loan facility, at our option, bear interest at either:

  •
  a rate equal to LIBOR plus a margin of from 1.00% to 2.00%, determined based on levels of borrowing availability reset each fiscal quarter; or

  •
  a rate equal to the prime rate of Banc of America Retail Group Inc. plus a margin of from 0.00% to 0.50%, determined based on levels of borrowing availability reset each fiscal quarter.

        Borrowings under the amended facility continue to be primarily LIBOR-based. At December 27, 2008 and December 29, 2007, the amended asset-based revolving loan facility bore interest at a weighted average annual rate of 3.51% and 6.72%, respectively.

        At December 27, 2008, there was $144.6 million outstanding under the amended asset-based revolving loan facility, and approximately $69.0 million of remaining availability, net of $6.3 million reserved for outstanding standby letters of credit. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt and we do not meet the criteria of SFAS No. 6, "Classification of Short-Term Obligations Expected to be Refinanced—An Amendment of ARB No. 43, Chapter 3A", to classify the debt as long-term. We intend to continue to utilize this facility for our working capital needs though the date of its maturity in July 2011.

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

        The senior secured notes bear interest at a floating rate of LIBOR plus 4.50%, reset quarterly. Interest on the senior secured notes is payable quarterly on each March 15, June 15, September 15, and December 15. The senior secured notes mature on December 15, 2010. At December 27, 2008, the senior secured notes bore interest at an annual rate of 6.42%.

        On April 30, 2008, we entered into a hedging transaction through the acquisition of a "no cost collar." Under this arrangement, we capped our exposure on $210.0 million of LIBOR-based borrowings at a maximum LIBOR rate of 5.2%. In addition, we established a minimum "floor" LIBOR rate of 2.6%, in line with then current LIBOR rates. The changes in the fair value of the hedge agreement are reflected on the Consolidated Statements of Stockholder's Equity (Deficit) and Comprehensive Income (Loss) included within the financial statements. At December 27, 2008, the LIBOR rate in effect was approximately 1.9%, which was below the minimum rate specified under the "no cost collar." As a result, the "no cost collar" increased the effective annual interest rate on our LIBOR-based borrowings by approximately 0.4%. This hedging arrangement expires on December 15, 2010.

        We guarantee the senior secured notes on a full and unconditional, senior secured basis. Duane Reade Inc. and Duane Reade GP are co-obligors under the senior secured notes. The senior secured notes rank equally in right of payment with any of our, Duane Reade Inc.'s or Duane Reade GP's unsubordinated indebtedness and senior in right of payment to any of our, Duane Reade Inc.'s or Duane Reade GP's subordinated or senior subordinated indebtedness. All obligations under the senior secured notes are guaranteed on a senior basis by each of our existing subsidiaries, other than Duane Reade Inc. and Duane Reade GP, and will be guaranteed by future subsidiaries of Duane Reade Inc. and Duane Reade GP except certain foreign and certain domestic subsidiaries. The senior secured notes and the guarantees are collateralized by a first priority interest in substantially all of our assets other than those assets in which the lenders under the amended asset-based revolving loan facility have a first priority interest and certain excluded assets, as defined within the indenture. The senior secured notes and the guarantees are also collateralized by a second priority interest in all collateral pledged on a first priority basis to lenders under the amended asset-based revolving loan facility.

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

        At December 27, 2008, the weighted average combined interest rate in effect on all variable rate debt outstanding, including the effect of the "no cost collar," was 5.23%.

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

Other Factors Influencing our Liquidity

        Ten of our stores, which generated approximately 4.3% of our net sales for fiscal 2008, have leases scheduled to expire before the end of fiscal 2010. While none of these leases have options to extend the term of the lease, we believe that we will be able to renew the expiring leases on economically favorable terms or, alternatively, find other economically attractive locations to lease. During the first quarter of fiscal 2009, we entered into new leases for two of the four leases that were scheduled to expire in 2009.

        As of December 27, 2008, approximately 5,000 of our approximately 6,800 employees were represented by various labor unions and were covered by collective bargaining agreements. Pursuant to the terms of the collective bargaining agreements covering these employees, we are required, in some instances, to pay specified annual increases in salary and benefits contributions relating to the member employees. We do not believe that these increases will have a material impact on our liquidity or results of operations. Our collective bargaining agreements with the RWDSU/Local 338 and Local 340A unions, who, on a combined basis represent approximately 4,600 of our employees in all of our stores, expire on March 31, 2009. We are currently engaged in negotiations to renew these collective bargaining agreements. Approximately 400 of our employees in our two distribution centers in Maspeth, Queens, NY and North Bergen, NJ are represented by Local 210, International Brotherhood of Teamsters, Chauffeurs and Warehousemen, under a collective bargaining agreement that expires on August 31, 2011.

        In June 2005, the appraisal panel in the World Trade Center insurance claim litigation determined the amount of our business interruption loss as a result of the events of September 11, 2001. This determination by the panel is subject to existing appeals and potentially additional appeals, and on June 22, 2005, the Second Circuit Court of Appeals affirmed the decision of the trial court, with modifications, including modifications to certain of the legal tests on which the appraisal panel's decision was based. Based on this decision and related modifications, the appraisal panel revised its previously issued determination to require an additional $5.6 million payment from the carrier in addition to the $9.9 million previously paid by the insurance carrier in 2002. As a result of the insurer's refusal to pay this amount and also as a result of the Second Circuit Court of Appeals' interpretation of our insurance policy, in January 2007, we commenced another action in the U.S. District Court for the Southern District of New York to recover both the appraisal panel's award and additional amounts under the policy. In August 2007, the District Court entered judgment in the amount of $0.8 million plus interest, and both parties appealed. The appeals have been briefed and oral argument in the Second Circuit Court of Appeals has been held. However, due to the inherent uncertainty of litigation, there can be no assurance that this appeal will be successful. Please see "Item 3. Legal Proceedings" for a more detailed explanation of this matter.

        The following tables provide information with respect to our commitments and obligations as at December 27, 2008:

	Payments due by Period
Contractual Cash Obligations	Total	Within 1 year	Within 2-3 years	Within 4-5 years	After 5 years
	(dollars in thousands)
Long-Term Debt(1)	$405,033	$—	$405,000	$—	$33
Asset-Based Revolving Loan Facility(2)	144,642	—	144,642	—	—
Capital Lease Obligations(3)	5,977	4,485	1,492	—	—
Operating Leases(4)	1,602,254	145,772	290,147	275,236	891,099
Closed Store Costs(5)	8,154	4,718	1,399	662	1,375
Fixed Interest Payments(6)	57,038	19,013	38,025	—	—
Severance Payments(7)	585	467	16	15	87
Redeemable Preferred Stock(8)	39,400	—	—	—	39,400
Redeemable Preferred Stock Dividends(8)	89,496	—	—	—	89,496

Total Contractual Cash Obligations	$2,352,579	$174,455	$880,721	$275,913	$1,021,490

(1)
These amounts include $195.0 million of outstanding senior subordinated notes, $210.0 million of outstanding senior secured floating rate notes and $33,000 outstanding under the senior convertible notes due in 2022. For more information about the terms of the indebtedness described above, please see "—Debt," above.

(2)
At December 27, 2008, approximately $144.6 million was outstanding under our amended asset-based revolving loan facility. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt and we do not meet the criteria of SFAS No. 6, "Classification of Short-Term Obligations Expected to be Refinanced—An Amendment of ARB No. 43, Chapter 3A," to classify the debt as long-term; however this is not an indication that this credit facility is expected to be retired within the next year. We intend to continue to use this facility for our working capital needs through the date of its maturity in July 2011.

(3)
Note 12 to the consolidated financial statements provides further detail on our Capital Lease obligations.

(4)
Note 18 to the consolidated financial statements provides further detail on Operating Lease obligations.

(5)
In the normal course of its business, we will close store locations and establish reserves for costs anticipated to be incurred in connection with such store closings. The balance of the reserve is expected to be utilized primarily for occupancy-related costs in the closed stores.

(6)
Reflects interest payable on $195.0 million of the senior subordinated notes.

(7)
Includes amounts owed to former employees and also reflects future health insurance premium payments specified under the employment contract with Mr. Cuti which are required to be made by us in connection with his replacement on November 21, 2005. In an ongoing arbitration between Mr. Cuti and us (explained in more detail in "Item 3. Legal Proceedings"), we are seeking, among other forms of relief, rescission of employment agreements entered into between us and Mr. Cuti, the return of all compensation paid under the employment agreements, including the benefits described in this footnote, and other monetary damages.

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

        We are party to multi-year, merchandise supply agreements in the normal course of business. The largest of these agreements is with AmerisourceBergen, our primary pharmaceutical supplier. Generally, these agreements provide for certain volume commitments and may be terminated by us, subject in some cases to specified termination payments, none of which we believe would constitute a material adverse effect on our financial position, results of operations or cash flows. It is the opinion of management that if any of these agreements were terminated or if any contracting party was to experience events precluding fulfillment of its obligations, we would be able to find a suitable alternative supplier.

        In connection with the November 21, 2005 replacement of Mr. Cuti as our CEO, Mr. Cuti's employment contract specified payments to Mr. Cuti in cash totaling up to $6.6 million. We have paid the full amount through December 27, 2008. In addition, the employment contract provides for continued health insurance coverage for Mr. Cuti during the 25-month period following termination and, upon expiration of that period, if Mr. Cuti is not otherwise eligible under another employer's comparable medical plan, lifetime retiree medical benefits at a cost not to exceed $50,000 annually. In an ongoing arbitration between Mr. Cuti and us (explained in more detail in "Item 3. Legal Proceedings"), we are seeking, among other forms of relief, rescission of employment agreements entered into between us and Mr. Cuti, the return of all compensation paid under the employment agreements, including the benefits described in this paragraph, and other monetary damages.

        In connection with the Acquisition, Mr. Cuti was granted equity interests in Duane Reade Shareholders and Duane Reade Holdings, Inc., consisting of options to purchase shares of our common stock and a profits interest in Duane Reade Shareholders. Mr. Cuti's employment contract provides that, as a result of his replacement on November 21, 2005, he had the right to require us to purchase for cash, to be paid over a two year period, all or a portion of these equity interests as he may designate, at a value determined in accordance with a formula. In connection with his replacement, we have treated all of his equity interests as having vested. The options have expired unexercised, and the profits interest will have no value unless the value of Duane Reade Shareholders and Duane Reade Holdings, Inc., respectively, appreciate following the Acquisition. Mr. Cuti's purchase right will be suspended at any time when the exercise of such purchase rights would result in a default under the financing arrangements of Duane Reade Shareholders, Duane Reade Holdings, Inc. or Duane Reade Inc. On December 21, 2005, Mr. Cuti provided notice to Duane Reade Inc. that he was exercising his repurchase right to cause us to repurchase 5% of his profits interest. Pursuant to the procedures outlined in the new employment agreement, Duane Reade Inc. has advised him that his profits interest as of December 21, 2005 was determined to have no value. The benefits described in this paragraph were all granted under an employment agreement between Mr. Cuti and us. In an ongoing arbitration between Mr. Cuti and us (explained in more detail in "Item 3. Legal Proceedings"), we are seeking, among other forms of relief, rescission of employment agreements entered into between us and Mr. Cuti and the return of all compensation paid under the employment agreements, including the benefits described in this paragraph. The determination that Mr. Cuti's profits interest as of December 21, 2005 had no value is also one of several subjects specifically at issue in the arbitration.

        In connection with the assignment of certain store leases to third parties during 2008 and 2007, we continue to provide secondary guarantees on the lease obligations for the assigned stores. The respective purchasers have assumed our obligations under these leases and are primarily liable for these obligations. Although we believe it to be unlikely, assuming that each respective purchaser became insolvent, management estimates that we could settle these obligations for amounts substantially less than the aggregate obligation of $27.8 million as of December 27, 2008. The obligations are for varying terms dependent upon the respective lease, the longest of which lasts through May 31, 2022.

Off-Balance Sheet Arrangements

        We are not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off-balance sheet financing other than the items listed above.

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

Receivables—Reserves for Uncollectible Accounts

        At December 27, 2008 and December 29, 2007, accounts receivable included $40.7 million and $37.7 million, respectively, representing amounts due from various insurance companies, pharmacy benefit management companies and governmental agencies under third party payment plans for prescription sales made prior to those dates. Our accounting policy, which is based on our past collection experience, is to fully reserve for all pharmacy receivables over 120 days old that are unpaid at the evaluation date and deemed uncollectible, as well as any other pharmacy receivables deemed potentially uncollectible. Pharmacy receivables other than New York Medicaid are adjudicated at the point of sale and do not generally have issues of collectability. There was approximately $0.1 million reserved for uncollectible pharmacy receivables at each of December 27, 2008 and December 29, 2007. Other receivables, which primarily consist of amounts due from vendors, are reserved for based upon a specific application of our historical collection experience to the total aged receivable balance. We have an aggregate allowance for doubtful accounts of approximately $1.7 million at December 27, 2008 and December 29, 2007.

Inventory Shrink Estimates

        We perform front-end and pharmacy physical inventories in all of our stores at least once per year on a staggered cycle basis and we cycle count inventories at our distribution centers throughout the year. Inventories are valued using the average specific item cost, last-in, first-out (LIFO) method reduced by estimated inventory shrink losses for the period between the last physical inventory in each store and the balance sheet date. These shrink estimates are based on the latest store trends. At December 27, 2008 and December 29, 2007, a change in this shrink estimate of 1.0% of front-end sales would impact year-to-date pre-tax earnings and related reserves by approximately $3.6 million and $3.3 million, respectively. To the extent that personal disposable income declines as a result of rising unemployment, higher taxes, reduced bonus income, falling housing prices, higher consumer debt levels, increased energy costs or other macroeconomic factors, we may encounter increased levels of shrink. Because most of our stores are located in the highly urbanized areas throughout New York City and the surrounding metropolitan area, our stores experience a higher rate of shrink than our national competitors.

Insurance Liabilities and Reserves

        At December 27, 2008 and December 29, 2007, there were $4.7 million and $4.8 million of accrued general liability claim costs, respectively, that primarily related to the gross amount payable for customer accident claims. Our policy is to recognize a liability for the estimated projected ultimate settlement value of these claims as well as a provision for incurred but unreported claims as of each balance sheet date. These estimates are made based on a review of the facts and circumstances of each individual claim using experienced third party claims adjustors. These estimates are also reviewed and monitored on an ongoing basis by management. For a majority of the claims, the maximum self-insured portion of any individual claim amounts to $250,000, although our historical claim settlement experience is significantly lower. We carry primary general liability insurance coverage (above the self-insured limit) of $15 million and also have a general liability umbrella policy that provides an additional $100 million of insurance coverage beyond the primary limit. At December 27, 2008, there were 234 outstanding claims with an average projected settlement value of approximately $20,274, as compared to 231 outstanding claims with an average projected settlement value of approximately $20,850 at December 29, 2007.

Impairment of Long-Lived Assets

        At December 27, 2008, we had net fixed assets of $186.6 million and other net intangible assets consisting of favorable leases and other lease acquisition costs of $66.6 million, customer lists of $29.0 million, capitalized software of $18.0 million and non-competition agreements of $0.3 million. Our policy is to evaluate our intangible and long-lived assets, exclusive of goodwill and indefinite-lived intangible assets, for impairment when circumstances indicate that impairment may have occurred. These circumstances include, but are not limited to, a significant adverse change in legal factors or in the business climate, adverse action or assessment by a regulator, unanticipated competition or the loss of key personnel. When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset's estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate the amount of the impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset's estimated fair value, which may be based on estimated future cash flows. We recognize an impairment loss if the amount of the asset's carrying value exceeds the asset's estimated fair value. Any such write downs would result in a non-cash operating loss. Our impairment loss calculations can be affected by uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows. Using the impairment evaluation methodology described, we recorded long-lived asset impairment charges totaling $7.7 million and $0.9 million, in the aggregate, during fiscal 2008 and fiscal 2007, respectively. With respect to the testing of our long-lived assets for impairment, we may be required to record additional asset impairment charges in the future if the general economic downturn persists and if there is a prolonged period of economic weakness in the markets we serve.

Impairment of Goodwill and Intangible Assets

        At December 27, 2008, the carrying value of our goodwill and our trade name was approximately $69.5 million and $46.0 million, respectively. Goodwill and indefinite lived intangibles are not amortized but are evaluated annually as of the year end balance sheet date and between annual tests in certain circumstances as required under SFAS No. 142, "Goodwill and Other Intangible Assets." The process of evaluating our goodwill and our trade name for impairment involves the determination of fair value. Inherent in such fair value determinations are certain judgments and estimates, including a projection of future cash flows, the interpretation of economic indicators and market valuations, assumptions in our business plans and other quantitative and qualitative analyses.

        We assess our goodwill and our trade name for impairment annually at the end of its fiscal year and in interim periods if certain events occur indicating the carrying value may be impaired. We perform our analysis for potential impairment in accordance with SFAS No. 142, which requires that a two-step impairment test be performed on goodwill. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds its carrying value, goodwill is not impaired, and no further testing is required. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value then an impairment loss is recorded equal to the difference.

        Our most recent evaluation of goodwill and our trade name as of December 27, 2008 resulted in no impairment charge to these assets. We may be required to perform an additional interim impairment review if circumstances similar to those listed above, under the caption "Impairment of Long-Lived Assets," indicate that impairment may have occurred. We may be required to recognize an impairment charge at the time an interim or future annual impairment review is performed, depending in part on our estimated fair value. These types of analyses can be affected by uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and to estimate industry economic factors, as well as the profitability of future business strategies and the selection of an appropriate discount rate that reflects the risk inherent in future cash flows. If actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

Closed Store Reserve

        We occasionally vacate store locations prior to the expiration of the related lease. For vacated locations that are under long-term leases, we record an expense for the difference between our future lease payments and related costs (e.g., real estate taxes and common area maintenance) from the date of closure through the end of the remaining lease term, net of expected future sublease rental income. Our closed store reserve contains uncertainties because management is required to make assumptions and to apply judgment to estimate the duration of future vacancy periods, the amount and timing of future settlement payments, and the amount and timing of potential sublease rental income. When making these assumptions, management considers a number of factors, including historical settlement experience, the owner of the property, the location and condition of the property, the terms of the underlying lease, the specific marketplace demand and general economic conditions. At December 27, 2008 and December 29, 2007, we had a total closed store reserve of $8.2 million and $7.7 million, respectively. We may be required to recognize additional charges in our closed store reserve in a future period if we decide to vacate a store location prior to the expiration of the related lease.

Other Loss Contingencies

        Liabilities for loss contingencies are recorded when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Loss contingencies often take years to resolve and can involve complicated litigation matters and potential regulatory actions, the outcomes of which are difficult to predict. Our estimates are developed in consultation with in-house and outside counsel, and are based upon our current litigation and settlement strategies. To the extent additional information arises or our strategies change, it is possible that our best estimate of the probable liability may also change. At December 27, 2008, we recorded loss contingencies for legal settlement costs of $3.8 million, of which $3.5 million relates to a litigation settlement for two class action lawsuits that was recorded in the fourth quarter of 2008. See "Item 3—Legal Proceedings" for further discussion of our legal proceedings at December 27, 2008.

Fair Value Measures

        We have certain financial instruments that are accounted for at fair value. Since the financial instruments are not traded, they are valued using valuation models that require judgment and inputs that are generally unobservable. Since judgment and unobservable inputs are involved in determining the fair value of these financial instruments, there is a risk that the carrying value of financial instruments may be overstated or understated. In 2007, we issued preferred stock and common stock warrants in connection with the acquisition of Gristedes store leases. In accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," we have recorded the portion of the proceeds that are attributable to the preferred stock ($30.7 million) as a liability because of the mandatory redemption feature. The remaining amount of $8.4 million (net of $0.3 million of expenses) was ascribed to the warrants, based on a relative fair value basis, and is recorded within additional paid-in capital. At December 27, 2008 and December 29, 2007, we recorded a liability of $5.6 million and $3.2 million, respectively for the mandatory redemption feature of the preferred stock. The valuation of the mandatory redemption feature requires us to estimate the probability of events which may require the mandatory redemption of our preferred stock. Other significant financial instruments whose fair value is recorded within our consolidated financial statements include a liability for an interest rate collar, a liability for phantom stock, compensation expense for stock options granted by the Company and a liability for the profits interest of Mr. Cuti.

        The valuations of these items contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies as well as selecting the appropriate discount rate. If actual results are not consistent with our estimates or assumptions, we may be required to record additional charges or reverse previously recorded charges that could be material. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions could materially affect the fair value measurement amounts. Due to the significant judgment applied in the valuation approaches, the valuations cannot be determined with precision, cannot be substantiated by comparison to quoted prices in active markets, and may not represent the amounts that would be realized in a current sale or immediate settlement of the asset or liability.

Seasonality

        The non-pharmacy business is seasonal in nature, with the Christmas holiday season generating a higher proportion of sales and earnings than other periods.

Inflation

        We believe that inflation has not had a material impact on our results of operations during the three years ended December 27, 2008.

Recently Issued Accounting Pronouncements

        In May 2008, the Financial Accounting Standards Board ("FASB") approved FASB Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and the equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods, with the equity component being valued based on the difference between such non-convertible debt borrowing rate and the actual cash interest rate on such convertible debt. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and must be applied retrospectively to all periods presented. We are evaluating the effect which the implementation of FSP APB 14-1 may have on our consolidated financial statements.

        In April 2008, the FASB issued FASB FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets," which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful lives of recognized intangible assets. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. We do not currently expect the adoption of FSP No. FAS 142-3 to have a material effect on our consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133." The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects on an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008. The adoption of SFAS No. 161 is not currently expected to have a material effect on our consolidated financial statements.

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

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115." This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 was applicable for us as of December 30, 2007, the first day of fiscal 2008. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 was applicable for us as of December 30, 2007, the first day of fiscal 2008. In February 2008, the FASB issued FASB Staff Position FAS 157-2 which deferred the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities until fiscal 2009. We have adopted SFAS No. 157 to account for our financial assets and liabilities and such adoption did not have a material effect on our consolidated financial statements. The FASB Staff Position SFAS No. 157-2 defers the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities until fiscal 2009, but we do not currently expect its adoption to have a material effect on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition), establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the information needed to evaluate and understand the nature and effect of the business combination. This statement applies to all transactions or other events in which the acquirer obtains control of one or more businesses, including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. For new acquisitions made following the adoption of SFAS 141(R), significant costs directly related to the acquisition including legal, audit and other fees, as well as most acquisition-related restructuring, will have to be expensed as incurred rather than recorded to goodwill as is generally permitted under SFAS No. 141, "Business Combinations." Additionally, contingent purchase price arrangements (also known as earn-outs) will be re-measured to estimated fair value with the impact reported in earnings, whereas under present rules the contingent purchase consideration is recorded to goodwill when determined. Adoption of SFAS No. 141(R) is required for business combinations completed after December 15, 2008. Early adoption and retroactive application of SFAS No. 141(R) to fiscal years preceding the effective date are not permitted. The adoption of SFAS No. 141(R) is not currently expected to have a material effect on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our financial results are subject to risk from interest rate fluctuations on debt, which carries variable interest rates. Variable rate debt outstanding at December 27, 2008 included $144.6 million of borrowings under the amended asset-based revolving loan facility and $210.0 million under the senior secured floating rate notes. At December 27, 2008, the weighted average combined interest rate in effect on all variable rate debt outstanding was 5.2%. A 0.50% change in interest rates applied to the $354.6 million balance of floating rate debt would affect pre-tax annual results of operations by approximately $1.8 million. In addition, there were also $195.0 million of senior subordinated notes and $33,000 of senior convertible notes outstanding at December 27, 2008. The senior subordinated notes and senior convertible notes bear interest payable semi-annually at fixed rates of 9.75% and 3.75%, respectively, and are therefore not subject to risk from interest rate fluctuations.

        On April 30, 2008, we entered into a hedging transaction through the acquisition of a "no cost collar." Under this arrangement, we capped our exposure on $210.0 million of LIBOR-based borrowings at a maximum LIBOR rate of 5.2%. In addition, we established a minimum "floor" LIBOR rate of 2.6%, in line with then current LIBOR rates. The changes in the fair value of the hedge agreement are reflected on the Consolidated Statements of Stockholder's Equity (Deficit) and Comprehensive Income (Loss) included within the financial statements. At December 27, 2008, the LIBOR rate in effect was approximately 1.9%, which was below the minimum rate specified under the "no cost collar." As a result, the "no cost collar" increased the effective annual interest rate on our LIBOR-based borrowings by approximately 0.4%. The calculation of the fair value of the "no cost collar" resulted in a hedge liability of $4.7 million at December 27, 2008. This hedging arrangement expires on December 15, 2010.

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

AUDITED FINANCIAL STATEMENTS

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Duane Reade Holdings, Inc.:

        We have audited the accompanying consolidated balance sheets of Duane Reade Holdings, Inc. and subsidiaries (the "Company") as of December 27, 2008 and December 29, 2007, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 27, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duane Reade Holdings, Inc. and subsidiaries as of December 27, 2008 and December 29, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 27, 2008, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted FASB Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" as of December 30, 2007. Also as discussed in Note 1, the Company adopted FASB Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" as of December 30, 2007.

/s/ KPMG LLP
New York, New York
March 23, 2009

DUANE READE HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands)

	Fiscal Year Ended December 27, 2008	Fiscal Year Ended December 29, 2007	Fiscal Year Ended December 30, 2006
Net sales	$1,774,029	$1,686,752	$1,584,778
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,227,129	1,176,376	1,108,727

Gross profit	546,900	510,376	476,051
Selling, general & administrative expenses	476,574	446,696	426,532
Labor contingency income	—	—	(18,004)
Depreciation and amortization	68,539	73,080	71,932
Store pre-opening expenses	797	600	305
Gain on sale of pharmacy files	—	(1,337)	—
Other (Note 16)	16,808	15,948	14,747

Operating loss	(15,818)	(24,611)	(19,461)
Interest expense, net	54,915	60,977	56,947

Loss before income taxes	(70,733)	(85,588)	(76,408)
Income tax expense	2,045	2,192	2,956

Net loss	$(72,778)	$(87,780)	$(79,364)

See accompanying notes to consolidated financial statements.

DUANE READE HOLDINGS, INC.

Consolidated Balance Sheets

(Dollars in thousands)

	December 27, 2008	December 29, 2007
Assets
Current assets
Cash	$1,430	$1,380
Receivables, net	55,783	55,707
Inventories	214,154	211,678
Prepaid expenses and other current assets	13,541	13,205

Total current assets	284,908	281,970
Property and equipment, net	186,560	195,740
Goodwill	69,510	70,099
Other assets, net	171,622	194,680

Total assets	$712,600	$742,489

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$88,238	$75,769
Accrued interest	8,597	9,158
Accrued expenses	52,262	43,086
Current portion of long-term debt	144,642	141,352
Current portion of capital lease obligations	4,485	3,994

Total current liabilities	298,224	273,359
Long-term debt	405,033	405,032
Capital lease obligations, less current portion	1,492	5,475
Deferred income taxes	28,440	27,423
Redeemable preferred stock and accrued dividends	36,775	31,786
Deferred rent liabilities	53,084	40,462
Other non-current liabilities	36,253	32,275

Total liabilities	859,301	815,812

Commitments and contingencies (Note 18)
Stockholders' deficit
Preferred stock, $0.01 par; authorized 50,000 shares; issued and outstanding: zero shares at December 27, 2008 and December 29, 2007	—	—
Common stock, $0.01 par; authorized 4,205,600 shares at December 27, 2008 and December 29, 2007; issued and outstanding: 2,615,077 and 2,595,077 shares at December 27, 2008 and December 29, 2007, respectively	26	26
Paid-in capital	255,867	251,716
Accumulated other comprehensive income (loss)	(4,747)	4
Accumulated deficit	(397,847)	(325,069)

Total stockholders' deficit	(146,701)	(73,323)

Total liabilities and stockholders' deficit	$712,600	$742,489

See accompanying notes to consolidated financial statements.

DUANE READE HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended December 27, 2008	Fiscal Year Ended December 29, 2007	Fiscal Year Ended December 30, 2006
Cash flows from operating activities:
Net loss	$(72,778)	$(87,780)	$(79,364)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	72,191	76,733	75,882
Deferred income taxes	2,471	2,065	2,520
Non-cash rent expense	12,751	11,678	10,956
Non-cash interest expense on redeemable preferred stock	7,439	4,216	—
Asset impairment charges	7,662	868	10,202
Reversal of labor contingency liability	—	—	(18,004)
Other non-cash charges (credits)	(3,470)	(4,379)	382
Changes in operating assets and liabilities (net of effect of acquisitions):
Receivables	(76)	1,474	(800)
Inventories	(2,476)	7,246	12,654
Prepaid expenses and other current assets	(336)	12,454	4,255
Accounts payable	12,469	(7,641)	10,699
Accrued expenses	2,460	(5,270)	(8,827)
Other assets and liabilities, net	6,010	7,607	(8,939)

Net cash provided by operating activities	44,317	19,271	11,616

Cash flows from investing activities:
Capital expenditures	(33,125)	(26,050)	(25,112)
Lease acquisition, customer files and other costs	(14,401)	(19,206)	(6,458)
Proceeds on sales of assets	525	3,335	2,500

Net cash used in investing activities	(47,001)	(41,921)	(29,070)

Cash flows from financing activities:
Borrowings from revolving credit facility	2,067,969	1,982,406	1,850,549
Repayments of revolving credit facility	(2,064,678)	(1,998,178)	(1,829,120)
Issuance of preferred stock and warrants	—	39,150	—
Issuance of common stock	2,000	—	—
Capital contributions	1,454	2,467	—
Deferred financing costs	(1)	(5)	(755)
Proceeds from exercise of stock options	—	10	—
Repayment of capital lease obligations	(4,010)	(3,215)	(3,187)

Net cash provided by financing activities	2,734	22,635	17,487

Net increase (decrease) in cash	50	(15)	33
Cash at beginning of year	1,380	1,395	1,362

Cash at end of year	1,430	$1,380	$1,395

Supplementary disclosures of cash flow information:
Cash paid for interest	$44,384	$53,006	$52,518
Cash paid for taxes on income, net of refunds received	$109	$281	$198
Property acquired under capital lease financing	$518	$2,377	$—

See accompanying notes to consolidated financial statements.

DUANE READE HOLDINGS, INC.

Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss)

(Dollars in thousands)

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Income (Loss)
					Paid-in Capital	Accumulated Deficit			Comprehensive Income (Loss)
	Shares	Amount $	Shares	Amount $				Total
Balance, January 1, 2006	—	$—	2,594,977	$26	$239,472	$(157,925)	$260	$81,833
Grant and recognition of stock option expense	—	—	—	—	335	—	—	335	$—
Interest rate hedge	—	—	—	—	—	—	(67)	(67)	(67)
Net loss	—	—	—	—	—	(79,364)	—	(79,364)	(79,364)

Balance, December 30, 2006	—	$—	2,594,977	$26	$239,807	$(237,289)	$193	$2,737	$(79,431)

Grant and recognition of stock option expense	—	—	—	—	982	—	—	982	$—
Interest rate hedge	—	—	—	—	—	—	(189)	(189)	(189)
Capital contribution	—	—	—	—	2,467	—	—	2,467	—
Issuance of common stock warrants	—	—	—	—	8,450	—	—	8,450	—
Exercise of stock options	—	—	100	—	10	—	—	10	—
Net loss	—	—	—	—	—	(87,780)	—	(87,780)	(87,780)

Balance, December 29, 2007	—	$—	2,595,077	$26	$251,716	$(325,069)	$4	$(73,323)	$(87,969)

Grant and recognition of stock option expense	—	—	—	—	697	—	—	697	$—
Interest rate hedge	—	—	—	—	—	—	(4,751)	(4,751)	(4,751)
Capital contribution	—	—	—	—	1,454	—	—	1,454	—
Issuance of common stock	—	—	20,000	—	2,000	—	—	2,000	—
Net loss	—	—	—	—	—	(72,778)	—	(72,778)	(72,778)

Balance, December 27, 2008	—	$—	2,615,077	$26	$255,867	$(397,847)	$(4,747)	$(146,701)	$(77,529)

See accompanying notes to consolidated financial statements.

DUANE READE HOLDINGS, INC

Notes to Consolidated Financial Statements

1.     Organization and Summary of Significant Accounting Policies

        Duane Reade Holdings, Inc. was formed in December 2003 by Oak Hill Capital Partners, LP, a private equity firm ("Oak Hill") in order to acquire Duane Reade Inc. and its subsidiaries (the "Acquisition"). Approximately 99% of the common stock of Duane Reade Holdings, Inc. (the "Company") is owned by Duane Reade Shareholders, LLC, a parent entity also established to effectuate the Acquisition. The Acquisition was completed on July 30, 2004 through the merger of Duane Reade Acquisition (a wholly- owned subsidiary of Duane Reade Holdings, Inc.) into Duane Reade Inc. with Duane Reade Inc. being the surviving entity and a wholly-owned subsidiary of Duane Reade Holdings, Inc. after the merger transaction.

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

        The primary assets of Duane Reade Holdings, Inc. are its ownership of 100% of the outstanding common stock of Duane Reade Inc. Duane Reade Inc. owns 99% of the outstanding partnership interest of Duane Reade GP, and 100% of all of the outstanding common stock of DRI I Inc. DRI I Inc. owns the remaining 1% partnership interest in Duane Reade GP. Substantially all of the Company's operations of 251 drugstores located in the metropolitan New York market are conducted through Duane Reade GP. In August 1999, two new subsidiaries, Duane Reade International, Inc. and Duane Reade Realty, Inc., were established. Duane Reade GP distributed to Duane Reade Inc. and DRI I Inc. all rights, title, and interest in all its trademarks, trade names and all other intellectual property rights. In turn, Duane Reade Inc. and DRI I Inc. made a capital contribution of these intellectual property rights to Duane Reade International. This change created a controlled system to manage and exploit these intellectual property rights separate and apart from the retail operations. In addition, Duane Reade GP distributed some of its store leases to Duane Reade Inc. and DRI I Inc., which in turn made a capital contribution of these leases to Duane Reade Realty. Duane Reade Realty is the lessee under certain store leases entered into after its creation. Duane Reade Realty subleases to Duane Reade GP the properties subject to those leases.

        The Company has incurred losses since the Acquisition date due primarily to the additional depreciation and amortization expense relating to the stepped-up fair value of its assets on the Acquisition date, and increased interest expense on Acquisition indebtedness. The Company has an accumulated deficit of $397.8 million at December 27, 2008. The Company has generated positive net cash flows from operations of $44.3 million in fiscal 2008, $19.3 million in fiscal 2007 and $11.6 million in fiscal 2006. The Company has never been subject to the single quarterly fixed charge financial coverage requirement specified in the amended asset-based revolving loan facility agreement. The fixed charge financial covenant becomes applicable when borrowings exceed 90 percent of the borrowing base, as defined in the agreement. Historically, the Company's borrowings have never exceeded 90 percent of the borrowing base and the Company does not expect to exceed this threshold during 2009. If the fixed charge coverage ratio was in effect during fiscal 2008, the Company would have been in full compliance with the covenant.

        The Company intends to refinance its senior floating rate notes due 2010 and senior subordinated notes due 2011 in the amounts of $210 million and $195 million, respectively, prior to their maturity dates. There can be no assurance that such refinancing will actually take place.

        Significant accounting policies followed in the preparation of the Consolidated Financial Statements are as follows:

        Reporting year:    The fiscal year for the Company is the 52 or 53 week reporting period ending on the last Saturday in December. The 2008, 2007 and 2006 fiscal years contain 52 weeks.

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

        Receivables:    Receivables consist primarily of amounts due from various insurance companies, pharmacy benefit management companies and governmental agencies under third party payment plans for prescription sales and amounts due from vendors, a majority of which relate to promotional programs. The Company's accounting policy, which is based on its past collection experience, is to fully reserve for all pharmacy receivables over 120 days old that are unpaid at the evaluation date and deemed uncollectible, as well as any other pharmacy receivables deemed potentially uncollectible. Pharmacy receivables other than New York Medicaid are adjudicated at the point of sale and do not generally have issues of collectability. Other receivables, which primarily consist of amounts due from vendors, are reserved for based upon a specific application of the Company's historical collection experience to the total aged receivable balance. The Company has provided an aggregate allowance for doubtful accounts of $1.7 million at December 27, 2008 and December 29, 2007. The carrying value of the Company's receivables approximates fair value given the short-term maturity of these financial instruments.

        Inventories and cost of sales:    Inventories are stated at the lower of cost or market with cost determined using the specific item average cost last-in, first-out ("LIFO") method. When appropriate, provision is made for obsolete, slow-moving or damaged inventory. At December 27, 2008 and December 29, 2007, inventories would have been $2.4 million higher and $1.6 million lower, respectively, if they were valued at the lower of specific item average cost first-in, first-out cost or market. The lower specific item average cost first-in, first-out valuation at December 29, 2007 is due to an inventory purchase accounting step-up at July 30, 2004. The Company's primary pharmaceutical supplier provides $30.0 million of inventory on a consignment basis. Prescription drug inventory over the consignment limit is owned. As of December 27, 2008 and December 29, 2007, there was approximately $41.4 million and $38.9 million, respectively, of prescription drug inventory over the $30.0 million consignment limit included in the Company's consolidated balance sheets. Included within cost of sales are all warehouse expenses and distribution costs, except for depreciation and amortization expense, which is shown separately. The Company reflects promotional allowances from vendors as a reduction of inventory or advertising expense, depending on the nature of the allowance, when such inventory is sold or advertising or promotions have been completed and the related allowances have been earned.

        Property and equipment:    Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of assets as follows:

Buildings and improvements	30 years
Furniture, fixtures and equipment	3-10 years
Computer equipment	5-7 years
Leasehold improvements	Life of lease or, if shorter, remaining useful life

        Other assets:    Deferred financing costs are amortized over the term of the underlying debt. Individual pharmacy customer files are amortized on a straight-line basis over their useful lives, generally the lesser of seven years or the remaining life of the store lease. Favorable leases are amortized on a straight-line basis over the remaining life of the lease. Non-competition contracts are amortized on a straight-line basis over the life of the respective agreements, which are normally three years.

        In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes certain costs incurred in the development of internal-use software. The Company capitalized $6.1 million, $4.7 million and $4.1 million of computer software during fiscal 2008, fiscal 2007 and fiscal 2006, respectively. These capitalized costs are amortized over the useful life of the software, generally seven years.

        Impairment:    The carrying values of intangible assets subject to amortization and long-lived assets are reviewed and evaluated for impairment by the Company when events and circumstances indicate that the carrying amount of these assets may not be recoverable. For these intangible and long-lived assets, this evaluation is generally based on the future undiscounted operating cash flows of the related assets. Should such evaluation result in the Company concluding that the carrying amount of intangibles or long-lived assets has been impaired, an appropriate write-down to fair value based on discounted cash flows would be recorded. Using the impairment methodology evaluation described, the Company recorded impairment charges in fiscal 2008 of approximately $7.7 million for stores whose asset carrying values were greater than their undiscounted expected cash flows. The Company recorded impairment charges of $0.9 million in fiscal 2007 and $10.2 in fiscal 2006 for stores whose asset carrying values were greater than their undiscounted expected cash flows. With respect to the testing of its long-lived assets for impairment, the Company may be required to record additional asset impairment charges in the future if the general economic downturn persists and if there is a prolonged period of economic weakness in the markets it serves.

        Goodwill and indefinite lived intangibles that are not amortized are evaluated for impairment annually as of the year end balance sheet date and between annual tests in certain circumstances as required under SFAS No. 142, "Goodwill and Other Intangible Assets". The process of evaluating the Company's goodwill and indefinite lived intangibles for impairment involves the determination of fair value. Inherent in such fair value determinations are certain judgments and estimates, including a projection of future cash flows, the interpretation of economic indicators and market valuations, assumptions in the Company's business plans and other quantitative and qualitative analyses. The Company assesses its goodwill and trade name for impairment annually at the end of its fiscal year and in interim periods if certain events occur indicating the carrying value may be impaired. The Company performs its analysis for potential impairment of goodwill in accordance with SFAS No. 142, which requires that a two-step impairment test be performed on goodwill. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds its carrying value, goodwill is not impaired, and no further testing is required. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value then an impairment loss is recorded equal to the difference.

        The Company's evaluation of goodwill and the Company's trade name as of December 27, 2008 and as of December 29, 2007 resulted in no impairment charge to these assets.

        Closed Store Reserve:    The Company occasionally vacates store locations prior to the expiration of the related lease. For vacated locations that are under long-term leases, the Company records an expense for the difference between its future lease payments and related costs (e.g., real estate taxes and common area maintenance) from the date of closure through the end of the remaining lease term, net of expected future sublease rental income. The Company's closed store reserve can be affected by uncertainties because management is required to make assumptions and to apply judgment to estimate the duration of future vacancy periods, the amount and timing of future settlement payments, and the amount and timing of potential sublease rental income. When making these assumptions, management considers a number of factors, including historical settlement experience, the owner of the property, the location and condition of the property, the terms of the underlying lease, the specific marketplace demand and general economic conditions. At December 27, 2008 and December 29, 2007, the Company had a total closed store reserve of $8.2 million and $7.7 million, respectively. The Company may be required to recognize additional charges to the closed store reserve in a future period if it decides to vacate a store location prior to the expiration of the related lease.

        Revenue recognition:    The Company recognizes revenues from the sale of merchandise at the time that the merchandise is sold. The Company does not accrue for product returns because the amounts are de minimis.

        Advertising expenses:    Costs incurred to produce media advertising are charged to expense when the advertising takes place. For the 2008, the 2007 and 2006 fiscal years, advertising expense was $12.0 million, $12.6 million and $14.9 million, respectively.

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

        Sales taxes:    The Company reflects sales tax collected at the point-of-sale as a current liability, rather than as a component of revenue. Sales taxes collected in such a manner are remitted to the appropriate state authorities in accordance with their respective payment schedules.

        Income taxes:    Income taxes are accounted for under the asset and liability method prescribed by SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amount and tax bases of the respective assets and liabilities as well as for the deferred tax effects of tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Valuation allowances are established when management determines that it is more likely than not that a deferred tax asset will not be realized. For the fiscal years ended December 27, 2008 and December 29, 2007, the Company's balance sheet reflects valuation allowances of $142.9 million and $112.0 million, respectively. Please refer to Note 17 "Income Taxes" for additional information on this topic. The Company also establishes a reserve for costs of exposure on previously filed tax returns.

        Employee stock option plans:    The board of directors of Duane Reade Holdings, Inc. adopted the Duane Reade Holdings,  Inc. Management Stock Option Plan (the "2004 Option Plan") on July 30, 2004. The 2004 Option Plan is administered by the compensation committee of the board of directors. Any officer, employee, director or consultant of Duane Reade Holdings or any of its subsidiaries or affiliates is eligible to be designated a participant under the 2004 Option Plan. As of December 27, 2008, a maximum of 575,893 shares of the Company's common stock (on a fully diluted basis) may be granted under the 2004 Option Plan.

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

        Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the "modified" prospective transition method. Under that transition method, compensation expense recognized includes the vested portion of share-based payments granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company has elected to recognize compensation expense on a straight-line basis over the vesting period of the respective options. Refer to Note 19 for additional information regarding stock option-based compensation expense.

        Use of estimates:    The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting period. These estimates and assumptions are based on management's best estimates and assumptions. Recent events, including illiquid credit markets, volatility in the debt and equity markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

        Significant estimates used in the preparation of the consolidated financial statements included herein follow:

        Inventory shrink:    Inventory balances are presented net of the Company's estimated provision for shrink, which is based on the most recent store trends. The Company takes front-end and pharmacy physical inventories in all of its stores at least once per year on a staggered cycle basis and performs cycle counts of the inventories at the distribution centers throughout the year.

        General liability insurance claims:    Liabilities for the gross amount payable of general liability insurance claims are primarily related to customer accidents. The Company's policy is to recognize such liabilities based on estimates of the ultimate settlement value of these claims, as well as for estimated incurred but unreported claims as of each balance sheet date. For a majority of the claims, the Company's maximum self-insured portion of an individual claim does not exceed $250,000, although the Company's historical claim settlement experience is significantly lower. The Company carries primary general liability insurance coverage (above the self-insured limit) of $15 million and also has a general liability umbrella policy that provides an additional $100 million of insurance coverage beyond the primary limit. At December 27, 2008 and December 29, 2007, the Company has recorded a liability of $4.7 million and $4.8 million, respectively, reflecting the estimated gross self-insured settlement value of its general liability claims.

        Other loss contingencies:    Liabilities for loss contingencies are recorded when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable.

        Fair value measures:    The Company has certain financial instruments that are accounted for at fair value. Since the financial instruments are not traded, they are valued using valuation models that require judgment and inputs that are generally unobservable. The significant financial instruments recorded within the Company's consolidated financial statements at fair value include a liability for an interest rate collar, non-current liabilities for the mandatory redemption feature of its preferred stock, a liability for phantom stock, compensation expense for stock options granted by the Company and a liability for the profits interest of Mr. Cuti. The valuations of these items contain uncertainties because they require management to make assumptions about the probability of future events, to apply judgment to estimate industry and economic factors and the profitability of future business strategies as well as selecting the appropriate discount rate. Therefore, the valuations cannot be determined with precision, cannot be substantiated by comparison to quoted prices in active markets, and may not represent the amounts that would be realized in a current sale or immediate settlement of the asset or liability. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions could materially affect the fair value measurement amounts.

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

        Recently issued accounting standards:    In May 2008, the Financial Accounting Standards Board ("FASB") approved FASB Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and the equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods, with equity component being valued based on the difference between such non-convertible debt borrowing rate and the actual cash interest rate on such convertible debt. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and must be applied retrospectively to all periods presented. The Company is evaluating the effect which the implementation of FSP APB 14-1 may have on the consolidated financial statements.

        In April 2008, the FASB issued FASB FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets," which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful lives of recognized intangible assets. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not currently expect the adoption of FSP No. FAS 142-3 to have a material effect on the Company's consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission ("SEC") of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect SFAS No. 162 to have a material impact on the preparation of the Company's consolidated financial statements.

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

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is applicable for the Company as of December 30, 2007, the first day of fiscal 2008. In February 2008, the FASB issued FASB Staff Position FAS 157-2 which deferred the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities until fiscal 2009. The Company has adopted SFAS No. 157 to account for its financial assets and liabilities and such adoption did not have a material effect on its consolidated financial statements. The FASB Staff Position SFAS No. 157-2 defers the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities until fiscal 2009, but the Company does not currently expect its adoption to have a material effect on the Company's consolidated financial statements.

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

        As a result of the completion of the review and investigation, the independent counsel of the Audit Committee determined that it would not be necessary to restate any previously-issued financial statements for any periods subsequent to fiscal year 2004. However, the independent counsel identified approximately $14.4 million of pre-tax income from real estate transactions and related matters that occurred during the 2000 through 2004 fiscal years (the "Real Estate Related Transactions") for which the Company's accounting was concluded by the Company to be improper. Based on the conclusions of the independent counsel relating to the Real Estate Related Transactions, as described in more detail below, the Audit Committee determined, on May 22, 2007, that a restatement of the Company's previously-issued financial statements as of and for the five months ended December 25, 2004, the seven months ended July 30, 2004 and the 2000 through 2003 fiscal years (collectively, the "Affected Periods") was required. The Company has filed all of the necessary restated financial statements for the Affected Periods. The restatements have had no material impact on the Company's financial statements for any periods during the 2006, 2007 or 2008 fiscal years.

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

        The review and investigation of the independent counsel and the forensic accountants was completed on May 18, 2007. On May 22, 2007, the Company received a grand jury subpoena from the United States Attorney's Office for the Southern District of New York seeking documents related to the above matters. The Company is cooperating fully with that investigation. In the Company's arbitration proceeding against Mr. Cuti, on May 25, 2007, the United States Attorney's Office for the Southern District of New York filed an application requesting that the arbitrator stay further proceedings in the arbitration, including discovery, pending further developments in its criminal investigation of Mr. Cuti. Following briefing by the parties on the application, the arbitrator entered an order staying the arbitration proceedings. The stay has been extended from time to time.

        On October 9, 2008, the United States Attorney's Office for the Southern District of New York and the SEC announced the filing of criminal and civil securities fraud charges against Mr. Cuti and another former executive of the Company, William Tennant. In the criminal indictment, the government charges that Mr. Cuti and Mr. Tennant engaged in a scheme, involving the credits and rebillings and real estate-related transactions discussed above, to falsely inflate the income and reduce the expenses that the Company reported to the investing public and others. The SEC's complaint similarly alleges that Mr. Cuti and Mr. Tennant entered into a series of fraudulent transactions designed to boost reported income and enable the Company to meet quarterly and annual earnings guidance. Both proceedings are continuing. For more information regarding the arbitration proceeding, please see Note 18 to the audited financial statements contained within this report.

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

3.     Pharmacy and Customer File Acquisitions

        During the fiscal year ended December 27, 2008, the Company acquired the individual pharmacy customer files and the operations, including certain lease-related assets, of two pharmacy establishments (each of the acquired pharmacies was operated as a new store). The Company acquired the individual pharmacy customer files and the operations, including certain lease-related assets, of one pharmacy establishment (which was operated as a new store) during the fiscal year ended December 29, 2007. We did not acquire any pharmacy establishments or customer files in fiscal 2006. The table below provides detail of these acquisitions (dollars in millions).

	Fiscal Year Ended December 27, 2008	Fiscal Year Ended December 29, 2007
Pharmacy establishments acquired	2	1

Purchase price allocation:
Identifiable intangibles	$1.1	$1.2
Inventory	0.4	0.3
Other assets	0.1	0.3
Accruals and liabilities	0.0	(0.2)

Total	$1.6	$1.6

        The acquired pharmacies have been included in the consolidated statements of operations from the date of acquisition and did not have a material effect on the reported results of operations of the Company for any of the periods presented.

4.     Receivables

        Receivables are summarized as follows (in thousands):

	December 27, 2008	December 29, 2007
Third party pharmacy plans	$40,705	$37,694
Due from vendors	11,440	14,569
Credit cards and other receivables	5,342	5,202

Subtotal	57,487	57,465
Less: allowance for doubtful accounts	(1,704)	(1,758)

Total Receivables, net of allowances	$55,783	$55,707

5.     Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets are summarized as follows (in thousands):

	December 27, 2008	December 29, 2007
Prepaid rent / real estate receivables	$3,879	$2,433
Insurance claims receivable	1,693	1,674
Prepaid insurance	1,536	1,992
Prepaid cigarette taxes	159	525
Prepaid equipment leases & maintenance contracts	1,192	1,270
Miscellaneous prepaids & receivables	5,082	5,311

Total Prepaid expenses and other current assets	$13,541	$13,205

6.     Property and Equipment

        Property and equipment are summarized as follows (in thousands):

	December 27, 2008	December 29, 2007
Furniture, fixtures and equipment	$146,109	$138,900
Building and leasehold improvements including construction in progress	169,231	162,307

	315,340	301,207
Less accumulated depreciation and amortization	128,780	105,467

Total Property and equipment, net	$186,560	$195,740

        Depreciation and amortization of property and equipment was $38.0 million, $35.7 million and $33.7 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

7.     Other Assets

        Other assets are summarized as follows (in thousands):

	December 27, 2008	December 29, 2007
Favorable leases and other lease acquisition costs (net of accumulated amortization of $72,120 and $60,140)	$66,567	$74,368
Pharmacy customer lists (net of accumulated amortization of $75,702 and $61,465)	28,957	42,445
Trade name	46,000	46,000
Deferred financing costs (net of accumulated amortization of $16,958 and $13,307)	8,451	12,102
Software & systems development costs (net of accumulated amortization of $13,150 and $8,982)	18,021	16,081
Other	3,626	3,684

Total Other assets, net	$171,622	$194,680

        For the fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006, amortization of intangible assets was $30.5 million, $37.4 million and $38.3 million, respectively. Amortization expense includes amortization of software and system development costs amounting to

$4.2 million, $3.4 million and $2.9 million, respectively. For the 2009 through 2013 fiscal years, the Company expects to incur annual expenses related to the amortization of existing intangible assets of $28.1 million, $24.3 million, $18.7 million, $11.2 million and $9.1 million, respectively.

8.     Accrued Expenses

        Other accrued expenses are summarized as follows (in thousands):

	December 27, 2008	December 29, 2007
Accrued salaries and benefits	$15,083	$15,798
Hedge liability (see Note 10)	4,747	—
Insurance related claims costs	4,744	4,810
Closed store reserves	4,718	2,624
Expense payables	4,664	5,168
Accrued legal liabilities (see Note 18)	3,789	606
Deferred tax liability (see Note 17)	3,289	1,835
Accrued professional fees	1,955	3,191
Sales tax payable	1,294	1,576
Accrued rent	587	994
Other	7,392	6,484

Total Accrued expenses	$52,262	$43,086

9.     Debt

        Debt is summarized as follows (in thousands):

Description of Instrument	December 27, 2008	December 29, 2007
Current Debt:
Asset-based revolving loan facility(1)	$144,642	$141,352

Non-Current Debt:
Senior floating rate notes due 2010	210,000	210,000
9.75% Senior subordinated notes due 2011	195,000	195,000
2.1478% Senior convertible notes due 2022(2)	33	32

Total Long-term debt	405,033	405,032

Total Debt	$549,675	$546,384

(1)
At December 27, 2008, approximately $144.6 million was outstanding under the Company's asset-based revolving loan facility. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt and the Company does not meet the criteria of SFAS No. 6, "Classification of Short-Term Obligations Expected to be Refinanced—An Amendment of ARB No. 43, Chapter 3A", to classify the debt as long-term, however, this is not an indication that this credit facility is expected to be retired within the next year. The Company intends to continue to use this facility for its working capital needs through the date of its maturity in July 2011.

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

        Borrowings under the amended facility continue to be primarily LIBOR-based. At December 27, 2008 and December 29, 2007, the amended asset-based revolving loan facility bore interest at a weighted average annual rate of 3.51% and 6.72%, respectively.

        At December 27, 2008, there was $144.6 million outstanding under the amended asset-based revolving loan facility, and approximately $69.0 million of remaining availability, net of $6.3 million reserved for outstanding standby letters of credit. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt, and the Company does not meet the criteria of SFAS No. 6, "Classification of Short-Term Obligations

Expected to be Refinanced—An Amendment of ARB No. 43, Chapter 3A," to classify the debt as long-term.

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

        The senior secured notes bear interest at a floating rate of LIBOR plus 4.50%, reset quarterly. Interest on the senior secured notes is payable quarterly on each March 15, June 15, September 15, and December 15. The senior secured notes mature on December 15, 2010. At December 27, 2008, the senior secured notes bore interest at an annual rate of 6.42%.

        On April 30, 2008, the Company entered into a hedging transaction through the acquisition of a "no cost collar." Under this arrangement, the Company capped its exposure on $210.0 million of LIBOR-based borrowings at a maximum LIBOR rate of 5.2%. In addition, the Company established a minimum "floor" LIBOR rate of 2.6%, in line with then current LIBOR rates. The changes in the fair value of the hedge agreement are reflected on the Consolidated Statements of Stockholder's Equity (Deficit) and Comprehensive Income (Loss) included within the financial statements. At December 27, 2008, the LIBOR rate in effect was approximately 1.9%, which was below the minimum rate specified under the "no cost collar." As a result, the "no cost collar" increased the effective annual interest rate on the Company's LIBOR-based borrowings by approximately 0.4%. This hedging arrangement expires on December 15, 2010.

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

        At December 27, 2008, the weighted average combined interest rate in effect on all variable rate debt outstanding, including the effect of the "no cost collar," was 5.23%.

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

        Debt Maturities.    At December 27, 2008, the aggregate maturities of debt are as follows (dollars in thousands):

2009	$—
2010	210,000
2011	339,642
2012	—
2012	—
Thereafter	33

Total	$549,675

10.   Hedging Activity

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. SFAS No. 133 defines requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments, which must be met in order to qualify for hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value would be recorded in earnings immediately.

        At December 27, 2008, the Company's hedging activity consists of a "no cost" interest rate collar designed to hedge interest rate variability on portions of its LIBOR-based borrowings. The Company formally documents the relationship between the hedging instruments and the hedged items, as well as its risk management objectives and strategy for undertaking hedge transactions. This interest rate collar qualifies for hedge accounting as a cash flow hedge. Accordingly, the Company recognizes this derivative at fair value as either an asset or liability on the consolidated balance sheets. All changes in fair value are recorded in accumulated other comprehensive income and subsequently reclassified into earnings when the related interest expense on the underlying borrowing is recognized. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.

        On April 30, 2008, the Company entered into a hedging transaction through the acquisition of a "no cost collar." Under this arrangement, the Company capped its exposure on $210.0 million of LIBOR-based borrowings at a maximum LIBOR rate of 5.2%. In addition, the Company established a minimum "floor" LIBOR rate of 2.6%, in line with then current LIBOR rates. The changes in the fair value of the hedge agreement are reflected on the Consolidated Statements of Stockholder's Equity (Deficit) and Comprehensive Income (Loss) included within the financial statements. At December 27, 2008, the LIBOR rate in effect was approximately 1.9%, which was below the minimum rate specified under the "no cost collar." As a result, the "no cost collar" increased the effective annual interest rate on the Company's LIBOR-based borrowings by approximately 0.4%. This hedging arrangement expires on December 15, 2010.

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

        The fair value of the interest rate collars resulted in a hedge liability of $4.7 million and a hedge asset of $4.0 thousand, at December 27, 2008 and December 29, 2007, respectively.

11.   Fair Value

        On December 30, 2007, the first day of fiscal 2008, the Company adopted SFAS No. 157 to account for its financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements; however, it applies to all other accounting pronouncements that require or permit fair value measurements. This standard does not apply to fair value measurements related to share-based payments, nor does it apply to fair value measurements related to inventory.

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

        A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The fair value estimates presented in the tables below are based on the information available to the Company as of December 27, 2008 and December 29, 2007.

Valuation Techniques

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

        Due to the significant judgment applied in the valuation approaches, the valuations cannot be determined with precision, cannot be substantiated by comparison to quoted prices in active markets, and may not represent the amounts that would be realized in a current sale or immediate settlement of the asset or liability. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions could materially affect the fair value measurement amounts, causing the Company to record additional expenses in a future period or to reverse previously recorded expenses in a future period.

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

	Level 1	Level 2	Level 3	Total
Series A Preferred stock—mandatory redemption feature	$—	$—	$(5,624)	$(5,624)
Profits interest	—	—	—	—
Interest rate collar	—	—	(4,747)	(4,747)
Guarantees	—	—	(504)	(504)

Total	$—	$—	$(10,875)	$(10,875)

        The table presented below summarizes the change in balance sheet carrying values associated with the Company's Level 3 assets and liabilities recorded at fair value on a recurring basis during the year ended December 27, 2008 (dollars in thousands).

	Preferred Stock Mandatory Redemption Feature(1)	Profits Interest(2)	Interest Rate Collars, net	Guarantees(3)	Total
Balance at December 29, 2007	$(3,173)	$(1,671)	$4	$—	$(4,840)
Gains/(Losses)—
Included in net loss	(2,451)	1,671	—	(504)	(1,284)
Included in other comprehensive loss	—	—	(4,751)	—	(4,751)
Transfers	—	—	—	—	—

Balance at December 27, 2008	$(5,624)	$—	$(4,747)	$(504)	$(10,875)

The amount of gains/(losses) for the period included in net loss and attributable to the change in unrealized gains/(losses) for assets and liabilities still held at December 27, 2008.	$(2,451)	$1,671	$—	$(504)	$(1,284)

(1)
The unrealized losses for the year ended December 27, 2008 are included within interest expense.

(2)
The unrealized gain for the year ended December 27, 2008 is included within other expenses.

(3)
The unrealized losses for the year ended December 27, 2008 are included within selling, general and administrative expenses.

12.   Capital Lease Obligations

        The Company has entered into several capital lease agreements. The capital lease obligations are payable in monthly installments and bear interest at a weighted average rate of 10.8%. At

December 27, 2008, the aggregate maturity of the capitalized lease obligations and the present value of the net minimum lease payments are as follows (in thousands):

2009	$4,881
2010	935
2011	653

6,469
Less amounts representing interest	492

5,977
Less current maturities	4,485

Total Capital lease obligations, less current portion	$1,492

        At December 27, 2008, assets acquired under capital leases and the corresponding accumulated amortization amounts were $18.0 million and $12.9 million, respectively. At December 29, 2007, assets acquired under capital leases and the corresponding accumulated amortization amounts were $17.5 million and $9.2 million, respectively.

13.   Other Non-current Liabilities

        Non-current liabilities consists of the following:

	December 27, 2008	December 29, 2007
Deferred credits	$25,975	$17,429
Phantom stock liability	—	1,589
Closed store reserve	3,437	5,079
Preferred stock—mandatory redemption feature	5,624	3,173
Other	1,217	5,005

Total Other non-current liabilities	$36,253	$32,275

        Deferred credits primarily reflects landlord allowances that will be recognized on a straight-line basis over the lives of the respective lease agreements. The preferred stock mandatory redemption feature is discussed in Note 14.

        The phantom stock liability represents the value of shares of common stock pledged to certain of the Company's current and former Senior Vice Presidents in exchange for certain forfeited payments to which they were entitled in connection with the completion of the Acquisition. Based upon the December 27, 2008 valuation of the Company's equity fair value, the phantom shares are considered to have no value at December 27, 2008.

14.   Issuance of Preferred Stock and Common Stock Warrants in Connection with the Acquisition of Store Leases

        On February 20, 2007, the Company entered into an agreement to acquire up to eight leases from the Gristedes supermarket chain for certain locations in the borough of Manhattan, New York City. As of December 27, 2008, the Company had completed the lease acquisitions for six of the former Gristedes locations. The Company has opened stores at the six former Gristedes locations. The acquisition of these leases has been funded through a portion of the proceeds from the issuance of $39.4 million of preferred stock and common stock warrants. The Company's agreement with Gristedes has expired and the Company is not obligated to acquire the remaining two leases.

        On March 27, 2007, certain affiliates of Oak Hill Capital Partners L.P. made an equity commitment of $39.4 million in the form of Series A preferred stock and warrants to acquire approximately 11% (on a fully diluted basis) of the Company's common stock at an exercise price of $75.00 per share. The proceeds from this capital infusion were used, in part, to acquire the Gristedes leases and to fund certain other capital expenditures. The funds raised through this commitment in excess of funds needed for the acquisition were used to fund the Company's normal capital spending, fund new store openings or to reduce the Company's outstanding debt. The first portion of this equity commitment, which amounted to $13.0 million, was funded on March 27, 2007 and the balance of the $39.4 million commitment, in which certain members of senior management also elected to participate, was funded on June 28, 2007. The preferred stock has a 12-year mandatory redemption date from the issuance date and provides for an annual cash dividend of 10% payable quarterly subject to being declared by the Board of Directors. To the extent the dividends are not paid in cash, the dividends will cumulate on a quarterly basis. The dividends are recorded within interest expense on the Statement of Operations. Under the agreements governing its indebtedness, the Company is not currently permitted to pay such dividends in cash. As of December 27, 2008 and December 29, 2007, the Company had accrued unpaid dividends of $6.7 million and $2.4 million, respectively.

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

        In accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," the Company has recorded the portion of the proceeds that are attributable to the Series A preferred stock ($30.7 million) as a liability because of the mandatory redemption feature. The remaining amount of $8.4 million (net of $0.3 million of expenses) was ascribed to the warrants, based on a relative fair value basis, and is recorded within additional paid-in capital. The Company has also recorded a liability for the Series A preferred stock's mandatory redemption feature, which is considered a derivative financial instrument. The recorded liability for the Series A preferred stock's mandatory redemption feature was $5.6 million and $3.2 million at December 27, 2008 and December 29, 2007, respectively. Such liability is included in "Other non-current liabilities" on the Consolidated Balance Sheet. See Note 13 for further discussion.

15.   Stockholders' Equity

  Common Stock of Duane Reade Holdings, Inc.

        At December 30, 2006, the Company's common stock consisted of 3,050,000 authorized shares. In fiscal 2007, the Company increased the number of authorized shares of common stock to 4,205,600. The par value of the common stock is $0.01 per share. There were 2,615,077 and 2,595,077 shares issued and outstanding at December 27, 2008 and December 29, 2007, respectively. Approximately 99% of the outstanding shares of Duane Reade Holdings, Inc. are beneficially owned by Duane Reade

Shareholders, LLC. Oak Hill, together with the equity co-investors, owns on a fully diluted basis 100% of the outstanding membership interests in Duane Reade Shareholders, LLC.

        On July 28, 2008, the Company's CEO purchased 20,000 shares of Duane Reade Holdings, Inc. common stock at a price of $100 per share. The proceeds from the common stock issuance were used for general corporate purposes.

  Preferred Stock of Duane Reade Holdings, Inc.

        In conjunction with the issuance of preferred stock discussed in Note 14, the Company created a new class of preferred stock. At December 27, 2008, 550,000 shares of the Company's Series A preferred stock ($0.01 par value) were authorized to be issued, of which 525,334 shares were outstanding. With respect to dividends and distributions and upon any liquidation event, the Series A preferred stock ranks senior to all classes of common stock.

        At December 27, 2008, the Company is also authorized to issue an additional 50,000 shares of preferred stock ($0.01 par value), none of which were outstanding at December 27, 2008 or December 29, 2007.

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

  Preemptive Rights Agreement

        A preemptive rights agreement was entered into among certain Oak Hill entities, Duane Reade Shareholders, Duane Reade Holdings, Inc., Duane Reade Inc. and Mr. Cuti and certain current and former Senior Vice Presidents. The preemptive rights agreement contains, among other things, certain preemptive rights for management, providing that certain equity securities issued by Duane Reade Shareholders or any of its subsidiaries to the members of Duane Reade Shareholders (other than Mr. Cuti) must dilute the interests of all of the parties to the preemptive rights agreement on a proportionate basis. In connection with any such issuance of equity securities, each of Messrs. Cuti, Henry and Ray have the right to purchase from the issuing entity a percentage of equity securities being issued equal to their percentage interest (including phantom stock interest) in Duane Reade Holdings, Inc. as of such time (and, in the case of Mr. Cuti, taking into account his interest in Duane Reade Shareholders as of such time). To the extent any such members of management no longer maintain equity interests in Duane Reade Shareholders or any of its subsidiaries, they will cease to be beneficiaries of the preemptive rights agreement.

  Issuance of Common Stock Warrants

        As discussed in Note 14, in conjunction with the issuance of preferred stock, the Company also issued warrants to purchase the Company's common stock. The warrants are convertible to the Company's common stock at a price per share of $75.00, subject to certain adjustments. In accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" and Accounting Principles Board Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," the Company has recorded the portion of the proceeds that was ascribed to the warrants, $8.4 million (net of $0.3 million of expenses), based on a relative fair value basis, within additional paid-in capital.

  Additional Capital Contributions

        Oak Hill reimburses the Company for a portion of the Company's legal costs incurred in connection with the arbitration proceedings relating to Mr. Cuti and discussed in Note 18. During fiscal 2008 and fiscal 2007, the reimbursements totaled approximately $1.5 million and $2.5 million, respectively. The amounts are recorded within additional paid-in capital.

16.   Other Expenses

        The table below provides detail of Other expenses for fiscal years 2008, 2007 and 2006 (dollars in thousands).

	Fiscal Year Ended December 27, 2008	Fiscal Year Ended December 29, 2007	Fiscal Year Ended December 30, 2006
Closed store costs	$3,649	$4,351	$—
Asset impairment charges	7,662	868	10,202
Oak Hill management fee	1,250	1,250	1,250
Accounting investigations	—	2,250	835
Former CEO (Mr. Cuti) matters	6,029	6,013	1,280
Miscellaneous other	(1,782)	1,216	1,180

Total Other expenses	$16,808	$15,948	$14,747

        When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows in addition to other quantitative and qualitative analyses. During fiscal 2008, the Company recorded asset impairment charges of approximately $7.7 million for stores whose asset carrying values were greater than their undiscounted expected cash flows. The Company recorded impairment charges of $0.9 million in fiscal 2007 and $10.2 million in fiscal 2006 for stores whose asset carrying values were greater than their undiscounted expected cash flows.

        In the normal course of its business, the Company closes store locations. In accordance with the provisions of SFAS No. 146, "Accounting for the Costs Associated with Exit or Disposal Activities", the Company establishes reserves for closed store costs anticipated to be incurred in connection with such closings.

        See Note 2 and Note 18 for a discussion of the costs relating to accounting investigations and the proceedings relating to Mr. Cuti. The Oak Hill management fee is payable quarterly.

        Included within the miscellaneous other balance for 2008 are benefits resulting from fair value adjustments to reverse the excess liabilities for the phantom stock liability and the profits interest liability. These benefits are offset by additional benefit costs related to a March 2006 union contract settlement.

17.   Income Taxes

        The income tax provision for the 2008, 2007 and 2006 fiscal years consists of the following (in thousands):

	Fiscal Year Ended December 27, 2008	Fiscal Year Ended December 29, 2007	Fiscal Year Ended December 30, 2006
Current:
Federal	$—	$—	$—
State & Local	(2)	126	436
Deferred:
Federal	1,881	1,866	1,881
State & Local	166	200	639

Total Income tax expense	$2,045	$2,192	$2,956

        Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amount and tax bases of the respective assets and liabilities at December 27, 2008 and December 29, 2007 and are summarized as follows (in thousands):

	December 27, 2008	December 29, 2007
Deferred tax assets (liabilities)—current:
Deferred income	$951	$1,026
Inventories	(2,774)	(2,823)
Reserves	11,483	10,138
Other, net	330	311

	9,990	8,652
Less: Valuation allowance	(13,279)	(10,487)

Total Deferred income taxes—current liability	$(3,289)	$(1,835)

Deferred tax assets (liabilities)—non-current:
Deferred rent	$24,155	$18,396
Deferred income	10,932	6,893
Long lived assets	(59,084)	(72,260)
Labor contingency and other reserves	3,491	4,166
Alternative minimum tax credits	1,668	1,668
Wage-based and other tax credits	8,003	9,024
Net operating losses	109,848	103,430
Other, net	2,118	2,771

	101,131	74,088
Less: Valuation allowance	(129,571)	(101,511)

Total Deferred income taxes—non-current liability	$(28,440)	$(27,423)

        As a result of the Company's significant losses incurred in 2008 and 2007 and its anticipated future performance based on recently completed projections, the Company evaluated the need to record a valuation allowance against its net deferred tax assets as part of the 2008 tax provision accounting procedures. The evaluation undertaken included a review of the individual deferred tax components and a corresponding analysis of the anticipated time period during which the temporary differences giving rise to deferred tax assets and liabilities would reverse. Based on the results of this analysis, the Company determined that except for two specific items, all other deferred tax assets and liabilities were expected to reverse within the same period. The non-reversing items total $31.7 million and include the deferred tax liability of $10.8 million associated with post-2004 goodwill and the deferred tax liability of $20.9 million associated with the trade name. Because these items are not amortized for financial statement purposes, a reversal of the corresponding deferred tax liability is not expected to occur within the expiration period of the Company's net operating losses.

        In fiscal 2008, fiscal 2007 and fiscal 2006, the Company generated net operating losses of approximately $6.8 million, $56.9 million and $45.4 million, respectively. The federal net operating losses can be carried forward 20 years and will begin to expire in fiscal year 2018. The New York State and New York City net operating losses can be carried forward for a period ranging between 15 and 20 years and began to expire in fiscal year 2007. The New Jersey net operating losses can be carried forward seven years and will begin to expire in fiscal year 2011. The federal and state tax effects of these net operating losses are reflected as a tax benefit in the deferred income tax provision.

        Additional deferred tax assets include federal, state and local tax credits totaling $9.7 million, and are composed of federal Work Opportunity Tax credits ($3.4 million), federal Alternative Minimum Tax credits ($1.7 million), New York State Zone Equivalent Area credits ($3.9 million) and New York City Unincorporated Business Tax ("UBT") credits ($0.7 million). The Work Opportunity Tax credits can be carried forward for a period of 20 years and the UBT credits begin to expire after 7 years. Each of the other tax credits can be carried forward indefinitely.

        Realization of these assets is dependent upon generating sufficient taxable income in future periods. Based on historical taxable income and projections of future taxable income over the periods that the deferred tax assets are deductible, management believes that it is more likely than not that the deferred tax assets will not be realized and has therefore established a valuation allowance against its deferred tax assets.

        At December 27, 2008, the Company has approximately $181.5 million of gross deferred tax assets and approximately $70.4 million of gross deferred tax liabilities, resulting in a net deferred tax asset of $111.1 million. After adjusting for the value of the deferred tax liabilities that do not reverse, the resulting cumulative valuation allowance amounts to $142.9 million, of which $30.9 million was recorded in 2008, compared to $43.5 million recorded in 2007 and $38.1 million recorded in 2006.

        The provision for income taxes for the 2008 fiscal year, the 2007 fiscal year and the 2006 fiscal year differs from the amounts of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax loss as a result of the following (dollars in thousands):

	Fiscal Year Ended December 27, 2008		Fiscal Year Ended December 29, 2007		Fiscal Year Ended December 30, 2006
Pre-tax loss	$(70,733)	100.0%	$(85,588)	100.0%	$(76,408)	100.0%

Statutory rate	24,757	35.0	29,956	35.0	26,743	35.0
State and local taxes, net of federal tax benefit	6,714	9.5	8,430	9.8	8,112	10.6
NOL and tax credit adjustments	—	0.0	4,704	5.5	—	0.0
Employment and other tax credits	(702)	(1.0)	—	0.0	328	0.4
Preferred stock dividend	(2,604)	(3.7)	(1,491)	(1.7)	—	0.0
Other	642	0.9	(253)	(0.3)	(46)	(0.1)

	28,807	40.7	41,346	48.3	35,137	46.0
Change in valuation allowance	(30,852)	(43.6)	(43,538)	(50.9)	(38,093)	(49.9)

Income tax expense	$(2,045)	(2.9)%	$(2,192)	(2.6)%	$(2,956)	(3.9)%

        Employment tax credits represent the benefits earned by the Company for its participation in various federal and state hiring incentive programs. These benefits are generally based on the number of qualifying employees hired and retained by the Company for a specified time period. Employees qualify for these hiring programs primarily as a result of their enrollment in various economic assistance programs or based upon the duration of their employment at certain qualifying locations.

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

        In September 2008, the Company was notified by the Internal Revenue Service that its Form 1120 filing for the 2006 tax year had been selected for examination. The examination is in its early stages and there have been no proposed adjustments to date.

        During 2008, there were no material changes to the Company's uncertain tax positions. The Company reflects interest charges incurred in connection with audit settlements as interest expense; however, if any tax-related penalties were to be incurred, such amounts would be recorded as a component of the income tax provision.

18.   Commitments and Contingencies

        Leases:    Duane Reade leases its facilities under operating lease agreements expiring on various dates through the year 2030. In addition to minimum rentals, certain leases provide for annual increases based upon real estate tax increases, maintenance cost increases and inflation. Generally, the Company obtains a free rent period during the construction of stores. Additionally, the Company's leases provide for escalations over the term of the lease. Rent expense, including deferred rent, real estate taxes and other rent-related costs and sub-lease income for the fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006 was $158.1 million, $149.6 million and $145.1 million, respectively.

        Minimum annual cash rent obligations under non-cancelable operating leases at December 27, 2008 (including obligations under new store leases entered into but not opened as of December 27, 2008) are as follows (in thousands):

2009	$145,772
2010	146,810
2011	143,337
2012	140,042
2013	135,194
Thereafter	891,099

Total	$1,602,254

        Amounts anticipated to be received during the periods shown above in connection with sub-lease arrangements existing at December 27, 2008 total $69.2 million.

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

        Litigation:    The Company is party to legal actions arising in the ordinary course of business. Based on information presently available to the Company, it believes that the ultimate outcome of these actions will not have a material adverse effect on its financial position, results of operations or cash flows. In addition, the Company is a party to the following legal actions and matters:

        During 2002, the Company initiated a legal action against its former property insurance carrier, in an attempt to recover what the Company believed to be a fair and reasonable settlement for the business interruption portion of its claim originating from the September 11, 2001 World Trade Center terrorist attack, during which its single highest volume and most profitable store was completely destroyed. After a lengthy litigation and appraisal process, an appraisal panel awarded the Company approximately $5.6 million (in addition to the $9.9 million that was paid by the insurer to the Company in 2002). As a result of the insurer's refusal to pay this amount and also as a result of the Second Circuit Court of Appeals' interpretation of the Company's insurance policy, in January 2007, the Company commenced another action in the U.S. District Court for the Southern District of New York to recover both the appraisal panel's award and additional amounts under the policy. In August 2007, the District Court entered judgment in the amount of $0.8 million plus interest, and both parties appealed. The appeals have been briefed and are oral argument in the Second Circuit Court of Appeals has been held. However, due to the inherent uncertainty of litigation, there can be no assurance that this appeal will be successful.

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

        In November 2004, the Company was served with a purported class action complaint, Damassia v. Duane Reade Inc. The lawsuit was filed in the U.S. District Court for the Southern District of New York. The complaint alleges that, from the period beginning November 1998, the Company incorrectly gave some employees the title "Assistant Manager," in an attempt to avoid paying these employees overtime, in contravention of the Fair Labor Standards Act and New York law. In May 2008, the court certified this case as a class action. In April 2006, the Company was served with a purported class action complaint, Chowdhury v. Duane Reade Inc. and Duane Reade Holdings, Inc. The complaint alleges that, from a period beginning March 2000, the Company incorrectly classified certain employees in an attempt to avoid paying overtime to such employees, thereby violating the Fair Labor Standards Act and New York law. In May 2008, the court certified this case as a class action. The complaint seeks an unspecified amount of damages. In January 2009, the Company announced that, without admitting liability, it has entered into a Memorandum of Understanding to settle these two class action cases for $3.5 million. The settlement is subject to the approval of the U.S. District Court for the Southern District of New York. While the Company believes that it can strongly defend itself against the matters involved in this litigation, it has agreed to this settlement so that it may avoid future defense costs and uncertainty surrounding this litigation. As a result of this settlement agreement, the Company recorded a $3.5 million one-time, pre-tax charge during the fourth quarter ended December 27, 2008.

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

        On October 9, 2008, the United States Attorney's Office for the Southern District of New York and the SEC announced the filing of criminal and civil securities fraud charges against Mr. Cuti and another former executive of the Company, William Tennant. In the criminal indictment, the government charges that Mr. Cuti and Mr. Tennant engaged in a scheme, involving the credits and rebillings and real estate-related transactions discussed above, to falsely inflate the income and reduce the expenses that the Company reported to the investing public and others. The SEC's complaint similarly alleges that Mr. Cuti and Mr. Tennant entered into a series of fraudulent transactions designed to boost reported income and enable the Company to meet quarterly and annual earnings guidance. Both proceedings are continuing.

        Management Agreements:    The Company has employment agreements with several of its executives providing, among other things, for employment terms of up to four years. Pursuant to the terms of such employment and related agreements, the Company may be obligated for certain compensation and benefits in the event of termination.

        Other Commitments:    In connection with the assignment of certain store leases to third parties during 2008 and 2007, the Company provides secondary guarantees on the lease obligations for the assigned stores. The respective purchasers have assumed the Company's obligations under these leases and are primarily liable for these obligations. Although the Company believes it to be unlikely, assuming that each respective purchaser became insolvent, management estimates that the Company could settle these obligations for amounts substantially less than the aggregate obligation of $27.8 million as of December 27, 2008. The obligations are for varying terms dependent upon the respective lease, the longest of which lasts through May 31, 2022.

19.    Benefit Plans

Management Stock Option Plan

        The board of directors of Duane Reade Holdings, Inc. adopted the Duane Reade Holdings, Inc. Management Stock Option Plan (the "2004 Option Plan"), which became effective on the date the Acquisition was completed. The 2004 Option Plan is administered by the compensation committee of the board of directors. Any officer, employee, director or consultant of Duane Reade Holdings or any of its subsidiaries or affiliates is eligible to be designated a participant under the 2004 Option Plan. As at December 27, 2008, a maximum of 575,893 shares of the Company's common stock (on a fully diluted basis) may be granted under the 2004 Option Plan.

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

        A summary of activity under the Stock Option Plan as of December 27, 2008, and changes during the three years ended December 27, 2008 are presented below:

	2004 Management Stock Option Plan
	Total Options	Wtd. Avg Exercise Price	Wtd. Avg Fair Value
Options outstanding, December 31, 2005	367,797	$100.00	$24.94
Options granted	63,211	$100.00	$41.43
Options forfeited	(28,757)	$100.00	$24.58
Options cancelled	(106,532)	$100.00	$24.59

Options outstanding, December 30, 2006	295,719	$100.00	$28.63
Options granted	178,000	$100.00	$5.59
Options forfeited	(4,172)	$100.00	$24.55
Options cancelled	(14,542)	$100.00	$18.55
Options exercised	(100)	$100.00	$25.28

Options outstanding, December 29, 2007	454,905
Options granted	265,000	$100.00	$11.14
Options forfeited	(77,508)	$100.00	$22.63
Options cancelled	(172,263)	$100.00	$19.90
Options exercised	—	$100.00	$—

Options outstanding, December 27, 2008	470,134

Weighted average remaining life	8.3 years

        As a result of the November 21, 2005 replacement of Mr. Cuti, all of Mr. Cuti's options had vested and were exercisable until March 21, 2006, on which date the options expired unexercised.

        At December 27, 2008, there are 104,687 options exercisable under the 2004 Option Plan, with a weighted-average remaining life of 6.1 years, a weighted-average exercise price of $100 and an aggregate intrinsic value of $0. The total intrinsic value of the 100 options exercised during 2007 was $0. There were no options exercised in either 2008 or 2006.

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

        The fair value of each option grant issued during the years ended December 27, 2008 and December 29, 2007 was estimated on the date of grant using the lattice-pricing model with the following weighted-average assumptions:

	December 27, 2008	December 29, 2007
Dividend yield	0.0%	0.0%
Volatility	41.2%	35.0%
Risk-free interest rate	3.6%	4.7%
Post-vesting employment termination	1.9%	5.0%

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

        As of December 27, 2008, there was $2.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock-based compensation plan. That cost is expected to be recognized on a straight-line basis over a weighted-average period of 3.1 years. During the 2008, 2007 and 2006 fiscal years, the Company recognized compensation cost related to share-based payments of approximately $0.7 million, $1.0 million and $0.3 million, respectively.

        As of December 27, 2008, a total of 105,759 shares of common stock of the Company were reserved for the issuance of additional stock options. The Company expects to satisfy the exercise of stock options utilizing newly-issued shares.

        401(k) Profit-Sharing Plan—The Company maintains an employee savings plan, pursuant to Section 401(k) (the "401(k) Plan") of the Internal Revenue Code ("IRC"), which, prior to January 1, 2002, covered substantially all non-union employees other than key employees as defined by IRC, and, effective January 1, 2002, became available to certain union employees. Eligible participating employees may contribute up to 10% of their pre-tax salaries, subject to certain IRC limitations. The 401(k) Plan, as amended, provides for employer matching contributions at the discretion of the Company (to a maximum of 1% of eligible pre-tax salaries) and has a feature under which the Company may contribute additional discretionary amounts for all eligible employees. During the fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006, the Company incurred expenses of $0.8 million, $0.9 million and $0.6 million, respectively, related to employer matching contributions.

        Organized Labor Benefit Plans—Duane Reade Inc.'s collective bargaining agreements with RWDSU/Local 338, Local 340A New York Joint Board, UNITE AFL-CIO and the International Brotherhood of Teamsters, Chauffeurs and Warehousemen and Helpers of America, Local 815 require certain contributions to multi-employer pension and welfare benefit plans for certain of its employees. For the

2008, 2007 and 2006 fiscal years, the expenses for such plans were $7.4 million, $5.3 million and $3.6 million, respectively.

20.    Related Party Transactions

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

Trucking Services

        The Company is party to a consulting agreement with Transportation Services International ("TSI"), an entity operated by Joseph Cuti, the brother of Mr. Cuti. TSI provides various trucking, logistical and warehousing consultative services to the Company. The Company's agreement with TSI was terminated in 2008. The Company's payments to TSI totaled approximately $0.1 million annually in fiscal years 2008, 2007 and 2006.

Service Agreement

        The Company is party to a service agreement with EXLService Holdings, Inc. ("EXL") an entity that is a partially owned by Oak Hill Capital Management, Inc. (an affiliate of Oak Hill Capital Partners, L.P.). EXL is engaged by the Company to perform internal audit and internal control testing. The Company's agreement with EXL is terminable by either party. The Company's payments to EXL totaled approximately $0.6 million, $0.6 million and $0.4 million in fiscal years 2008, 2007 and 2006, respectively.

21.    Condensed Consolidating Financial Information of Subsidiary Guarantors and Co-Obligors

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

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Operations

For the fiscal year ended December 27, 2008

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$—	$—	$1,774,029	$—	$—	$1,774,029
Cost of sales (exclusive of depreciation and amortization shown separately below)	—	—	1,227,129	—	—	1,227,129

Gross profit	—	—	546,900	—	—	546,900
Selling, general & administrative expenses	—	—	476,109	465	—	476,574
Depreciation and amortization	—	—	68,539	—	—	68,539
Store pre-opening expense	—	—	797	—	—	797
Gain on sale of pharmacy files	—	—	—	—	—	—
Other	—	—	16,808	—	—	16,808

Operating (loss) income	—	—	(15,353)	(465)	—	(15,818)
Equity earnings in affiliates	72,778	72,778	—	723	(146,279)	—
Interest expense, net	—	—	54,915	—	—	54,915

Income (loss) before income taxes	(72,778)	(72,778)	(70,268)	(1,188)	146,279	(70,733)
Income tax expense	—	—	2,032	13	—	2,045

Net income (loss)	$(72,778)	$(72,778)	$(72,300)	$(1,201)	$146,279	$(72,778)

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Operations

For the fiscal year ended December 29, 2007

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$—	$—	$1,686,752	$40,687	$(40,687)	$1,686,752
Cost of sales (exclusive of depreciation and amortization shown separately below)	—	—	1,176,376	—	—	1,176,376

Gross profit	—	—	510,376	40,687	(40,687)	510,376
Selling, general & administrative expenses	—	—	513,919	453	(67,676)	446,696
Depreciation and amortization	—	—	73,080	—	—	73,080
Store pre-opening expense	—	—	600	—	—	600
Gain on sale of pharmacy files	—	—	(1,337)	—	—	(1,337)
Other	—	—	15,948	—	—	15,948

Operating (loss) income	—	—	(91,834)	40,234	26,989	(24,611)
Equity earnings in affiliates	87,780	87,780	—	1,567	(177,127)	—
Interest expense, net	—	—	60,977	(26,989)	26,989	60,977

Income (loss) before income taxes	(87,780)	(87,780)	(152,811)	65,656	177,127	(85,588)
Income tax (benefit) expense	—	—	3,914	(1,722)	—	2,192

Net (loss) income	$(87,780)	$(87,780)	$(156,725)	$67,378	$177,127	$(87,780)

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Operations

For the fiscal year ended December 30, 2006

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$—	$—	$1,584,778	$38,317	$(38,317)	$1,584,778
Cost of sales (exclusive of depreciation and amortization shown separately below)	—	—	1,108,727	—	—	1,108,727

Gross profit	—	—	476,051	38,317	(38,317)	476,051
Selling, general & administrative expenses	—	—	485,933	396	(59,797)	426,532
Labor contingency income	—	—	(18,004)	—	—	(18,004)
Depreciation and amortization	—	—	71,932	—	—	71,932
Store pre-opening expense	—	—	305	—	—	305
Other	—	—	14,747	—	—	14,747

Operating (loss) income	—	—	(78,862)	37,921	21,480	(19,461)
Equity earnings in affiliates	79,364	79,364	—	1,410	(160,138)	—
Interest expense, net	—	—	56,947	(21,480)	21,480	56,947

Income (loss) before income taxes	(79,364)	(79,364)	(135,809)	57,991	160,138	(76,408)
Income tax (benefit) expense	—	—	5,232	(2,276)	—	2,956

Net (loss) income	$(79,364)	$(79,364)	$(141,041)	$60,267	$160,138	$(79,364)

DUANE READE HOLDINGS, INC.

Condensed Consolidating Balance Sheet

As of December 27, 2008

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Assets
Current assets
Cash	$—	$—	$1,386	$44	$—	$1,430
Receivables, net	—	—	55,783	—	—	55,783
Due from affiliates	—	76,756	108,993	(411)	(185,338)	—
Inventories	—	—	214,154	—	—	214,154
Deferred income taxes	—	1,140	5,049	(6,189)	—	—
Prepaid expenses and other current assets	—	—	13,541	—	—	13,541

Total current assets	—	77,896	398,906	(6,556)	(185,338)	284,908
Investment in affiliates	(119,191)	(119,201)	—	(3,378)	241,770	—
Property and equipment, net	—	—	186,560	—	—	186,560
Goodwill	—	—	69,510	—	—	69,510
Deferred income taxes	—	1,645	9,032	(10,677)	—	—
Other assets, net	—	—	125,390	412,377	(366,145)	171,622

Total assets	$(119,191)	$(39,660)	$789,398	$391,766	$(309,713)	$712,600

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$—	$—	$88,238	$—	$—	$88,238
Due to affiliates	—	—	—	185,336	(185,336)	—
Accrued interest	—	—	8,597	—	—	8,597
Accrued expenses	—	3,056	49,206	—	—	52,262
Current portion of long-term debt	—	—	144,642	—	—	144,642
Current portion of capital lease obligations	—	—	4,485	—	—	4,485

Total current liabilities	—	3,056	295,168	185,336	(185,336)	298,224
Long term debt	—	—	771,178	—	(366,145)	405,033
Capital lease obligations, less current portion	—	—	1,492	—	—	1,492
Deferred income taxes	—	76,230	(76,817)	29,027	—	28,440
Redeemable preferred stock and accrued dividends	31,113	31,113	36,775	—	(62,226)	36,775
Deferred rent liabilities	—	—	53,084	—	—	53,084
Other non-current liabilities	—	256	35,997	—	—	36,253

Total liabilities	31,113	110,655	1,116,877	214,363	(613,707)	859,301
Stockholders' equity (deficit)
Common stock	26	—	—	—	—	26
Paid-in-capital	247,519	247,535	255,894	2,395	(497,476)	255,867
Accumulated other comprehensive income (loss)	—	—	(4,747)	—	—	(4,747)
Retained earnings (Accumulated deficit)	(397,849)	(397,850)	(578,626)	175,008	801,470	(397,847)

Total stockholders' equity (deficit)	(150,304)	(150,315)	(327,479)	177,403	303,994	(146,701)

Total liabilities and stockholders' equity (deficit)	$(119,191)	$(39,660)	$789,398	$391,766	$(309,713)	$712,600

DUANE READE HOLDINGS, INC.

Condensed Consolidating Balance Sheet

As of December 29, 2007

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Assets
Current assets
Cash	$—	$—	$1,343	$37	$—	$1,380
Receivables, net	—	—	55,707	—	—	55,707
Due from affiliates	—	78,621	106,656	61	(185,338)	—
Inventories	—	—	211,678	—	—	211,678
Deferred income taxes	—	1,140	5,049	(6,189)	—	—
Prepaid expenses and other current assets	—	—	13,205	—	—	13,205

Total current assets	—	79,761	393,638	(6,091)	(185,338)	281,970
Investment in affiliates	(46,423)	(46,423)	—	(2,655)	95,501	—
Property and equipment, net	—	—	195,740	—	—	195,740
Goodwill	—	—	70,099	—	—	70,099
Deferred income taxes	—	1,645	9,032	(10,677)	—	—
Other assets, net	—	—	148,448	412,377	(366,145)	194,680

Total assets	$(46,423)	$34,983	$816,957	$392,954	$(455,982)	$742,489

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$—	$—	$75,769	$—	$—	$75,769
Due to affiliates	—	—	—	185,336	(185,336)	—
Accrued interest	—	—	9,158	—	—	9,158
Accrued expenses	—	1,712	41,374	—	—	43,086
Current portion of debt	—	—	141,352	—	—	141,352
Current portion of capital lease obligations	—	—	3,994	—	—	3,994

Total current liabilities	—	1,712	271,647	185,336	(185,336)	273,359
Long term debt	—	—	771,177	—	(366,145)	405,032
Capital lease obligations, less current portion	—	—	5,475	—	—	5,475
Deferred income taxes	—	77,258	(78,849)	29,014	—	27,423
Redeemable preferred stock and accrued dividends	31,113	31,113	31,786	—	(62,226)	31,786
Deferred rent liabilities	—	—	40,462	—	—	40,462
Other non-current liabilities	—	2,436	29,839	—	—	32,275

Total liabilities	31,113	112,519	1,071,537	214,350	(613,707)	815,812
Stockholder's equity (deficit)
Common stock	26	—	—	—	—	26
Paid-in-capital	247,509	247,535	251,743	2,395	(497,466)	251,716
Accumulated other comprehensive income	—	—	4	—	—	4
Retained earnings (Accumulated deficit)	(325,071)	(325,071)	(506,327)	176,209	655,191	(325,069)

Total stockholders' equity (deficit)	$(77,536)	$(77,536)	$(254,580)	$178,604	$157,725	$(73,323)

Total liabilities and stockholders' equity (deficit)	$(46,423)	$34,983	$816,957	$392,954	$(455,982)	$742,489

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows

For the fiscal year ended December 27, 2008

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Cash flows used in operating activities:
Net (loss) income	$(72,778)	$(72,778)	$(72,300)	$(1,201)	$146,279	$(72,778)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	—	—	72,191	—	—	72,191
Deferred tax provision	—	426	2,032	13	—	2,471
Non-cash rent expense	—	—	12,751	—	—	12,751
Non-cash interest expense on redeemable preferred stock	—	—	7,439	—	—	7,439
Asset impairment charges	—	—	7,662	—	—	7,662
Other non-cash charges (credits)	—	—	(3,470)	—	—	(3,470)
Equity in income of subsidiaries	72,778	72,778	—	723	(146,279)	—
Changes in operating assets and liabilities:
Receivables	—	1,864	(2,412)	472	—	(76)
Inventories	—	—	(2,476)	—	—	(2,476)
Prepaid expenses and other current assets	—	—	(336)	—	—	(336)
Accounts payable	—	—	12,469	—	—	12,469
Accrued expenses	—	(111)	2,571	—	—	2,460
Other assets and liabilities, net	—	(2,179)	8,189	—	—	6,010

NET CASH PROVIDED BY OPERATING ACTIVITIES	—	—	44,310	7	—	44,317

Cash flows used in investing activities:
Capital expenditures	—	—	(33,125)	—	—	(33,125)
Lease acquisition and other costs	—	—	(14,401)	—	—	(14,401)
Proceeds from sale of assets	—	—	525	—	—	525

NET CASH USED IN INVESTING ACTIVITIES	—	—	(47,001)	—	—	(47,001)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	—	2,067,969	—	—	2,067,969
Repayments of revolving credit facility	—	—	(2,064,678)	—	—	(2,064,678)
Issuance of preferred stock and warrants	—	—	—	—	—	—
Issuance of common stock	—	—	2,000	—	—	2,000
Capital contributions	—	—	1,454	—	—	1,454
Deferred financing costs	—	—	(1)	—	—	(1)
Proceeds from exercise of stock options	—	—	—	—	—	—
Repayments of capital lease obligations	—	—	(4,010)	—	—	(4,010)

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	2,734	—	—	2,734

Net increase in cash	—	—	43	7	—	50
Cash at beginning of period	—	—	1,343	37	—	1,380

Cash at end of period	$—	$—	$1,386	$44	$—	$1,430

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows

For the fiscal year ended December 29, 2007

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Cash flows used in operating activities:
Net (loss) income	$(87,780)	$(87,780)	$(156,725)	$67,378	$177,127	$(87,780)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	—	—	76,733	—	—	76,733
Deferred tax provision	—	(126)	3,913	(1,722)	—	2,065
Non-cash rent expense	—	—	11,678	—	—	11,678
Non-cash interest expense on redeemable preferred stock	—	—	4,216	—	—	4,216
Asset impairment charges	—	—	868	—	—	868
Other non-cash expense	—	—	(4,379)	—	—	(4,379)
Equity in income of subsidiaries	87,780	87,780	—	1,567	(177,127)	—
Changes in operating assets and liabilities:
Receivables	—	399	991	84	—	1,474
Inventories	—	—	7,246	—	—	7,246
Prepaid and other current assets	—	—	12,454	—	—	12,454
Accounts payable	—	—	(7,641)	—	—	(7,641)
Accrued expenses	—	(255)	(5,015)	—	—	(5,270)
Other assets and liabilities, net	—	(18)	74,920	(67,295)	—	7,607

NET CASH PROVIDED BY OPERATING ACTIVITIES	—	—	19,259	12	—	19,271

Cash flows used in investing activities:
Capital expenditures	—	—	(26,050)	—	—	(26,050)
Lease acquisition and other costs	—	—	(19,206)	—	—	(19,206)
Proceeds from sale of assets	—	—	3,335	—	—	3,335

NET CASH USED IN INVESTING ACTIVITIES	—	—	(41,921)	—	—	(41,921)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	—	1,982,406	—	—	1,982,406
Repayments of revolving credit facility	—	—	(1,998,178)	—	—	(1,998,178)
Issuance of preferred stock and warrants	—	—	39,150	—	—	39,150
Capital contributions	—	—	2,467	—	—	2,467
Deferred financing costs	—	—	(5)	—	—	(5)
Proceeds from exercise of stock options	—	—	10	—	—	10
Repayments of capital lease obligations	—	—	(3,215)	—	—	(3,215)

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	22,635	—	—	22,635

Net increase (decrease) in cash	—	—	(27)	12	—	(15)
Cash at beginning of period	—	—	1,370	25	—	1,395

Cash at end of period	$—	$—	$1,343	$37	$—	$1,380

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows

For the fiscal year ended December 30, 2006

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Cash flows from operating activities:
Net income (loss)	$(79,364)	$(79,364)	$(141,041)	$60,267	$160,138	$(79,364)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	—	75,882	—	—	75,882
Deferred tax provision	—	(436)	5,232	(2,276)	—	2,520
Non-cash rent expense	—	—	10,956	—	—	10,956
Asset impairment charges	—	—	10,202	—	—	10,202
Reversal of labor contingency liability	—	—	(18,004)	—	—	(18,004)
Other non-cash expenses	—	—	382	—	—	382
Equity in income of subsidiaries	79,364	79,364	—	1,410	(160,138)	—
Changes in operating assets and liabilities:	—	—	—	—	—
Receivables	—	(276)	(1,074)	550	—	(800)
Inventories	—	—	12,654	—	—	12,654
Prepaid and other current assets	—	—	4,255	—	—	4,255
Accounts payable	—	—	10,699	—	—	10,699
Accrued expenses	—	239	(9,066)	—	—	(8,827)
Other assets and liabilities, net	—	473	50,538	(59,950)	—	(8,939)

NET CASH PROVIDED BY OPERATING ACTIVITIES	—	—	11,615	1	—	11,616

Capital expenditures	—	—	(25,112)	—	—	(25,112)
Lease acquisition and other costs	—	—	(6,458)	—	—	(6,458)
Proceeds on sale of assets	—	—	2,500	—	—	2,500

NET CASH USED IN INVESTING ACTIVITIES	—	—	(29,070)	—	—	(29,070)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	—	1,850,549	—	—	1,850,549
Repayments of revolving credit facility	—	—	(1,829,120)	—	—	(1,829,120)
Deferred financing costs	—	—	(755)	—	—	(755)
Repayments of capital lease obligations	—	—	(3,187)	—	—	(3,187)

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	17,487	—	—	17,487

Net increase in cash	—	—	32	1	—	33
Cash at beginning of period	—	—	1,338	24	—	1,362

Cash at end of period	$—	$—	$1,370	$25	$—	$1,395

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 27, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 27, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

        This annual report does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 27, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 27, 2008, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended December 27, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

        Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

        The following table sets forth information regarding our directors and executive officers as of March 1, 2009:

Name	Age	Position
John A. Lederer	52	Chairman and Chief Executive Officer
Phillip A. Bradley	54	Senior Vice President, General Counsel and Secretary
John K. Henry	59	Senior Vice President and Chief Financial Officer
Joseph C. Magnacca	46	Senior Vice President and Chief Merchandising Officer
Charles R. Newsom	58	Senior Vice President—Store Operations
Vincent A. Scarfone	51	Senior Vice President—Human Resources and Administration
Mark W. Scharbo	45	Senior Vice President—Supply Chain
Frank V. Scorpiniti	38	Senior Vice President—Pharmacy Operations
Michael S. Green	36	Director
John P. Malfettone	53	Director
Andrew J. Nathanson	50	Director
Denis J. Nayden	55	Director
Tyler J. Wolfram	42	Director

        John A. Lederer was appointed our Chairman and Chief Executive Officer effective April 2, 2008. Prior to that, Mr. Lederer served as President of Loblaw Companies Limited, Canada's largest food distributor, from 2001 through September 2006. Mr. Lederer also served as a director of Loblaw for much of this period, capping a 30-year career with Loblaw and its subsidiary companies during which he held a number of senior leadership positions. In these roles, he was responsible for the operation and growth of national and regional banners, businesses and divisions. Mr. Lederer is a former director of the Food Marketing Institute and is the founder and former Chair of the President's Choice Children's Charity. Mr. Lederer is also a director of Tim Hortons Inc., a Canadian-based quick-service restaurant chain.

        Phillip A. Bradley was appointed our Senior Vice President, General Counsel and Secretary on January 9, 2009. Prior to his appointment, Mr. Bradley served as our interim Chief Compliance Officer. From 1985 until he joined us, Mr. Bradley was a partner at McKenna Long & Aldridge LLP, a 450-attorney international law firm, where he was Co-Chair of the Litigation Department.

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

        Joseph C. Magnacca was appointed our Senior Vice President and Chief Merchandising Officer effective September 29, 2008. Mr. Magnacca has approximately 20 years of experience in the retail industry and worked at Shoppers Drug Mart Corporation, a Canadian drugstore chain, prior to joining

us. Since 2002, Mr. Magnacca was responsible for the marketing and merchandising initiatives at Shoppers Drug Mart and most recently served as Executive Vice President, Merchandising and Category Management of Shoppers Drug Mart Corporation. Previously, he held senior merchandising and marketing positions with increasing responsibilities at a leading Canadian supermarket chain.

        Charles R. Newsom has been our Senior Vice President in charge of Store Operations since January 2006. Prior to joining us, he served as Regional Vice President for Winn-Dixie, a regional supermarket retailer operating primarily in the southern United States, from November 2004 to December 2005. From July 2002 until July 2004, he was the Senior Group Vice President for the New York division of the Eckerd Corporation, a national retail drugstore chain, responsible for 459 stores in the New York metropolitan area. Before joining the Eckerd Corporation, he was the President of Pueblo Supermarkets, a regional supermarket chain in San Juan, Puerto Rico, and also served as Senior Vice President of Pueblo International LLC.

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

        Mark W. Scharbo was appointed our Senior Vice President, Supply Chain effective October 6, 2008. From January 2006 until he joined us, Mr. Scharbo was an executive with Case-Mate, a provider of leather accessories for cellphones and other digital devices. Mr. Scharbo was a co-founder of Case-Mate and served as its Chief Operating Officer. From 2002 until the founding of Case-Mate, Mr. Scharbo operated as an independent consultant and led significant strategic initiative projects for a PBM/mail service pharmacy and a national casual restaurant chain. Previously, Mr. Scharbo was an Associate Partner with Accenture, Ltd. and held additional prior consulting and engineering positions.

        Frank V. Scorpiniti was appointed our Senior Vice President in charge of Pharmacy Operations effective December 1, 2008. Prior to joining us, Mr. Scorpiniti was employed for over 20 years at Longs Drug Store Corporation and held many roles in store pharmacy operations. Most recently, Mr. Scorpiniti was Vice President Pharmacy Operations for Longs. In that role he was responsible for the operation of over 500 chain wide pharmacies.

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

        Denis J. Nayden has been one of our directors since January 2005. Mr. Nayden is a Managing Partner of Oak Hill Capital Management, LLC and has been with the firm in that position since 2003. Mr. Nayden co-heads the Oak Hill industry groups focused on investments in basic industries and business and financial services. Prior to joining Oak Hill Capital Management, LLC in 2003, Mr. Nayden was Chairman and Chief Executive Officer of GE Capital from 2000 to 2002 and had a 25-year tenure at General Electric Co., during which time he also served as President and Chief Operating Officer, Executive Vice President, Senior Vice President and General Manager in the Structured Finance Group, Vice President and General Manager in the Corporate Finance Group and Marketing Administrator for Air/Rail Financing as well as in various other positions of increasing responsibility. Mr. Nayden serves on the Boards of Directors of Genpact, GMH Communities Trust, Healthcare Services, Inc. Primus International, Inc., and RSC Holdings, Inc., as well as the University of Connecticut.

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

ITEM 11.    EXECUTIVE COMPENSATION AND RELATED MATTERS—COMPENSATION DISCUSSION AND ANALYSIS

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

        Our Compensation Discussion and Analysis ("CD&A") aims to explain the philosophy and objectives of our compensation program and our process for setting compensation for our named executive officers. In addition to the fiscal year 2008 discussions, this CD&A also discusses items relating to executive compensation that have occurred from December 27, 2008 through to the date of the filing of this Form 10-K and which we believe would be necessary to provide an understanding of our fiscal year 2008 executive compensation.

        Our executive compensation program is overseen by the Compensation Committee of the Board of Directors. As discussed in more detail below, we offer our executives a basic compensation structure, comprised of four components:

Component	Objective and Basis	Form
Annual base salary	Provide base compensation that is competitive for each role	Cash
Incentive plans	Annual and special incentives to drive company and individual performance and to align executive interests with stakeholder interests	Cash
Long-term incentive awards	Designed to encourage behavior that will increase shareholder value, focus the management team on our long-term performance and encourage executive retention	Primarily stock options
Benefits and other perquisites	Provide for the safety and wellness of our executives, and other purposes as discussed below	Various (see analysis below)

        In making its decisions on an executive's compensation, the Compensation Committee considers the nature and scope of all elements of an executive's total compensation package, the executive's responsibilities and his or her effectiveness in supporting our key strategic, operational and financial goals.

        During fiscal year 2008, our Compensation Committee met twice to address various executive compensation issues. The results of the first meeting, held in March 2008, included:

  •
  Approval of the annual base salary increases for our various officers, including the named executive officers.

  •
  Approval of the Management Incentive Plan (MIP) awards for fiscal year 2007 that were paid during 2008.

  •
  Approval of an adjustment to the threshold, target and maximum bonus levels of the annual MIP opportunity for certain of our Senior Vice President level executives.

  •
  Approval of special incentive bonus payments to Mr. D'Arezzo, our Interim Chief Executive Officer from January 18 through April 1, 2008.

        The Compensation Committee also met in June 2008 to approve additional annual base salary adjustments and incentive awards for certain executive officers. In addition, the Compensation Committee met in March 2009 to discuss the salary compensation for fiscal year 2009 and the incentive awards for fiscal year 2008, which will be paid in fiscal year 2009.

        The impact of the Compensation Committee's actions on each of our named executive officers is discussed in greater detail below.

Introduction

        We are the largest drugstore chain in New York City, operating 251 stores and employing approximately 6,800 employees at December 27, 2008. Due to the highly competitive nature of the business environment in which we operate, we seek to attract, motivate and retain talented and energetic management and executive-level employees. In order to achieve this objective, we provide competitive compensation packages that offer base salaries as well as short and long-term incentive opportunities based on both company and individual performance.

        In July 2004, we were acquired by a group of investors, including Oak Hill Capital Partners, L.P., and both former and certain current members of our management team. As a result of the acquisition, we no longer have publicly-traded equity securities. The compensation decisions and policies affecting our named executive officers are reviewed and approved by the Compensation Committee. The Compensation Committee, which consists entirely of non-management board members, is composed of the following individuals:

  Andrew J. Nathanson—Chairman
  Denis J. Nayden
  Tyler J. Wolfram

        No member of the Compensation Committee participates in any of our employee compensation programs. The Compensation Committee's responsibilities are specified in its charter.

        The Compensation Committee approves and oversees the total compensation package for our executives, including, without limitation, their base salaries, deferred compensation (including any mandatory deferral or any opportunity for voluntary deferral), stock options and other equity-based compensation, incentive compensation, supplemental and incidental benefits and perquisites. The Committee also administers our Management Stock Option Plan, which we refer to as the "2004 Option Plan," and monitors the performance of the named executive officers.

Philosophy and Objectives

        The Compensation Committee oversees an executive compensation program designed to reflect our focus on achieving sales, Adjusted FIFO EBITDA and growth targets. For the purposes of determining compensation, Adjusted FIFO EBITDA is defined as earnings before interest, income taxes, depreciation, amortization, charges or credits relating to LIFO inventory valuation and certain other non-cash and non-recurring charges. We believe that Adjusted FIFO EBITDA represents a useful measure of assessing the performance of our named executive officers and our ongoing operating activities, as it reflects our earnings trends without the impact of certain non-cash charges and other non-recurring items. The objectives of the compensation program are:

  •
  to attract, motivate and retain top quality executives with the qualifications necessary to drive our short and long-term financial success;

  •
  to encourage the achievement of key strategic, operational and financial goals and align executives' interests with those of our stakeholders;

  •
  to appropriately reward the positive performance of key executives and other critical employees; and

  •
  to provide competitive pay packages that balance both short-term and long-term objectives.

        In designing our compensation programs, we place a heavy emphasis on achieving Adjusted FIFO EBITDA, sales and growth targets and operating efficiencies. We believe achievement of the annual target for Adjusted FIFO EBITDA will require sales growth, improved gross margins and operating expense reductions. Accordingly, our primary metric used to measure performance is the achievement of targeted Adjusted FIFO EBITDA.

Components of Executive Compensation

        The key components of compensation for executive officers are annual base salary, annual cash awards under our incentive plans, which reflect the achievement of both corporate and personal objectives, and long-term incentive stock options awards under the 2004 Option Plan.

        Annual Base Salary—The named executive officers receive base salaries that reflect their responsibilities, industry experience and job performance. The salary levels established by the Compensation Committee are designed to attract and retain qualified individuals who possess the qualities needed to ensure our long-term financial success. The named executive officers' salaries are reviewed annually after the completion of our fiscal year.

        Incentive Plans—One of the primary objectives of the compensation program is to encourage our executives to achieve the targeted Adjusted FIFO EBITDA goals. To that end, we utilize incentive awards, which include our MIP awards as well as other incentive awards that are based principally upon the attainment of a corporate Adjusted FIFO EBITDA goal, supplemented by achievement of individual objectives.

        Under the MIP, awards are set at a target level specific to each named executive officer, generally 100% of annual base salary. The MIP awards typically range between 50% of annual base salary and 150% of annual base salary, but the amounts may be zero if performance factors fall below our threshold annual Adjusted FIFO EBITDA goal. Under the MIP, 100% of the available MIP pool is based upon the attainment of our annual Adjusted FIFO EBITDA goal. A portion of the annual amount awarded from the MIP pool is based upon achievement of Adjusted FIFO EBITDA, while the remainder of an individual's MIP award is based upon the individual's successful completion of one or more personal objectives. Determination of the named executive's level of achievement of his or her personal objectives is made by the CEO and the Compensation Committee. Payments in respect of the personal objective portion of the MIP award are based upon the CEO's recommendations relative to each executive's contributions and reflect consideration of a range of operational initiatives to improve customer service, upgrade store standards, improve merchandising assortments, improve store presentations and promotional programs, reduce out of stocks and improve underperforming stores. Achievements in reducing general and administrative costs, management of inventory and process-based productivity improvements are also considered.

        In March 2009, the Compensation Committee approved certain modifications to the MIP award calculations. The modifications will affect all eligible participants below the level of Senior Vice President and are effective for the 2009 fiscal year. Under the modified MIP, the available MIP pool will continue to be based upon the attainment of our annual Adjusted FIFO EBITDA goal. The amounts awarded from the MIP pool will be based upon attainment of our annual Adjusted FIFO EBITDA goal as well as the eligible participant's achievement of one or more personal objectives and the achievement of financial targets within the participant's functional area.

        The Compensation Committee also has the ability to award discretionary bonuses for superior performance or to recognize outstanding achievements.

        Under the special incentive plans, Mr. Henry is entitled to an additional incentive payout depending on the amount of insurance proceeds, if any, that are collected by us as a result of our ongoing litigation with the insurance provider over the scope of our insurance coverage for our former location at the World Trade Center site (if he is still employed by us on the date of receipt of future insurance proceeds). For more information regarding this litigation, please see "Item 3. Legal Proceedings." Mr. Henry is entitled to a maximum bonus payout equal to what he would have received if the insurance proceeds, taken together with our Adjusted FIFO EBITDA performance in 2001, would have entitled him to such a bonus for that year. The Compensation Committee determined to award such amounts to Mr. Henry and any other members of management that were participating in the annual incentive compensation program in 2001 (if they are still employed by us on the date of receipt of future insurance proceeds) as a result of their service to us during 2001. It should be noted that unless we are successful in our litigation efforts, there will be no additional incentive payments under this program.

        Prior to his resignation, Mr. Ray was eligible for the same additional incentive payment as Mr. Henry. While Ms. Bergman was not employed by us in 2001, the Compensation Committee awarded her a target bonus opportunity if the insurance proceeds were equal to a preset level which has been determined by the Compensation Committee and a maximum bonus opportunity if the insurance proceeds were to reach a predetermined and higher amount. Ms. Bergman was awarded the special target bonus opportunity as a result of her position as General Counsel in charge of managing the litigation throughout the case. Since Ms. Bergman is no longer employed by us, she is no longer eligible for the target bonus.

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

        Our named executive officers are typically granted stock options when they enter into letter agreements which set forth the terms of their continuing employment with us. Additional option awards may be granted based upon our financial performance. The number of additional stock options granted would be based upon the level of responsibility of the named executive officer, his or her potential contribution to the long-term objectives of the organization, his or her existing level of compensation and the achievement of performance level benchmarks described below.

        The vesting criteria for our option grants utilize service-based and performance-based criteria that are designed to link the management team's long-term incentive awards with the economic value of the original equity investors and create a requirement for significant value creation before the benefits of this aspect of their incentives are achieved. The vesting criteria also encourage executive retention and increases in shareholder value by aligning the interests of executives with those of shareholders and focusing the management team on our long-term performance.

        The options we have granted since 2006 have had no intrinsic value, requiring us to achieve sustained financial performance improvements before the option value can be realized. We have never made a practice of timing the grant of stock options to coincide with the release of material non-public information.

        On February 1, 2007, we entered into Transaction Bonus Award agreements with certain named executive officers (as detailed on the table which describes the potential payments upon termination of employment or a change in control) and other members of senior management under which these executives may receive a transaction bonus if they are employed by us on the date on which we are sold. Such Transaction Bonus Awards are payable in cash, at specified amounts, and are to be reduced by the value at the time of such sale (determined based on the price per share of our common stock to be received by our stockholders in connection with the sale) of any unexercised stock options granted under the 2004 Option Plan. These Transaction Bonus Awards are only payable in the event that we are sold on or prior to December 31, 2010. The purpose of the Transaction Bonus Awards is to ensure that some degree of the long-term incentive is achieved if we are sold before a sufficient period of time has passed during which value in the options themselves has been created. Since the management team does not control the timing of any potential sale, failure to provide this type of long-term incentive would diminish the competitiveness of the overall compensation plan.

Perquisites and Other Benefits

        Our executive officers are eligible to participate in the same medical insurance program, 401(k) defined contribution retirement plan and other elective benefit programs that are available to the majority of our non-union employees. In addition, we provide company-paid life insurance to each of our executive officers with a death benefit of twice his or her annual salary, up to a maximum value of $500,000, and we provide company-paid dental coverage to each of our executive officers and their dependants. The CEO, senior vice presidents and all vice presidents also have a company-paid individual disability insurance plan that covers them in the event they are unable to work. Any benefits paid to the executives under the various insurance programs would be paid by the insurance providers. In addition, certain executives are entitled to miscellaneous perquisites including travel allowances and reimbursement of certain professional and relocation-related expenses.

        To provide for the wellness of our executives, the CEO, senior vice presidents and vice presidents are also eligible for company-paid annual physical exams.

Severance Benefits

        We have entered into agreements with our senior executives that will require us to pay severance benefits, under certain circumstances, upon the executive's termination. We provide these severance benefits because they are needed for our overall compensation package to be competitive in the retail drugstore environment. Our top executive officers are experienced individuals who had significant careers with their previous companies. As with any career change, there is a risk individuals take when starting a new position at a different employer. Therefore, with respect to certain hires, it may be in our best interest to minimize this risk by offering to pay severance benefits, under certain circumstances, upon the executive's termination. Additionally, severance benefits allow our executives to focus on our objectives without concern for their employment security in the event of a termination.

        Generally, if the executive is terminated "without cause" (as such term is defined in their agreements), he or she will be entitled to one or two year's salary continuation and payment for unused vacation and will be eligible to continue to participate in our medical benefits program during that time. In addition, the executive will have a 90 day period to exercise the portion of his or her stock options that are vested as of the termination date. Upon a termination "without cause," all unvested stock options will be immediately forfeited. If the executive is terminated for "cause," he or she will only be entitled to any unpaid salary and unused vacation earned through the termination date. All stock options, whether or not vested, shall be immediately forfeited upon the termination date. Terminations resulting from a change in control are deemed to occur "without cause," and will result in the immediate vesting of all service-based stock options, whether or not previously vested.

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

        Each of our named executive officers entered into letter agreements at the commencement of their employment with us. The letter agreements create an at-will employment relationship with the named executive officers and provide for annual base salaries as well as any other compensation and benefit terms. On an annual basis, our CEO provides executive compensation recommendations for our executive officers, including the named executive officers, to the Compensation Committee. The Compensation Committee reviews the executive compensation recommendations with the CEO. After discussion and analysis, the Compensation Committee approves any changes to the compensation of our executive officers.

Summary Results of Our Fiscal Year 2008 Executive Compensation Review

        The following fiscal year 2008 executive compensation review discussion would not apply for Mr. Dreiling, since he resigned on January 18, 2008, or Mr. Lederer, since he joined us after the process had already been completed. In April 2008, Mr. Lederer was appointed as our Chairman and Chief Executive Officer. The fiscal year 2008 compensation for Mr. Lederer was fixed by his employment agreement, which has a four year term and is discussed separately in this CD&A.

        In determining the overall fiscal year 2008 compensation level for our executive officers, our management and the Compensation Committee reviewed publicly available data for a peer group consisting of companies in the chain drug retailing sector. This review of chain drug retailers included Walgreens, CVS, Rite Aid and Long's Drug Stores, all of which were publicly-held companies at the time of the review. The peer group companies included both large-cap and a smaller regional chain with some consideration being made for the differences in size. Management and the Compensation Committee used the peer group companies to establish points of reference to determine whether and to what extent we are establishing competitive levels of compensation for our executives. The review of peer group data looked at individual executives with similar responsibilities and covered all elements of financial compensation but focused primarily on base salaries and annual incentive bonuses since the peer group's long-term financial incentives include elements of compensation not available to our named executive officers, such as, restricted stock grants, stock appreciation rights and defined benefit retirement programs. Based on the review of the peer group data, we determined that additional points of reference would be needed to assist in our assessment of the competitive level of executive compensation for fiscal year 2008.

        In February 2008, we initiated a process with Watson Wyatt to undertake a compensation benchmarking assessment for our named executive officers as well as certain other of our officers. The Watson Wyatt assessment compared the annual cash compensation (consisting of base salary and MIP target bonus) and the equity compensation of our named executive officers to the compensation arrangements for executives in comparable positions at comparably sized U.S. companies (based on total annual revenue). The assessment also included companies in the retail and trade industry within the United States and included components of several different surveys and responses from several hundred companies. The Watson Wyatt assessment also adjusted the national averages for the differentials inherent to operating in the New York City area, such as higher costs of living. The Watson Wyatt assessment provides us and the Compensation Committee with an additional point of reference to assist in the evaluation of the competitiveness of the compensation levels for our executives. Watson Wyatt did not provide any services to us other than the compensation benchmarking assessment herein described.

        Based on the Watson Wyatt assessment, we determined that, except for Mr. Storch, the annual cash compensation for which our named executive officers are eligible in 2008 is within the 75th percentile when compared to similar executive positions at other companies (as adjusted for New York City factors and company sales volume). The annual cash compensation represents the annual base salary and the targeted MIP for which the named executive officers are eligible in 2008.

        Watson Wyatt was unable to provide an assessment for Mr. Storch's position as Vice President—Pharmacy Marketing and Benefit Management because there was an insufficient population of similar executive positions at other companies. To assess Mr. Storch's compensation package, we considered his role in the organization and the experience he bought to the position, including his prior position as CEO of the world's largest independent retail pharmacy franchiser. As an additional point of reference, we also compared Mr. Storch's annual cash compensation to the executives for which we were able to obtain Watson Wyatt assessments.

        For our long-term incentive compensation, based on the Watson Wyatt assessment data, which includes option and equity awards valued through Black-Scholes or other valuation techniques, we determined that the 2007 equity awards granted to our named executives were within the lower 50th percentile. An important factor we considered when comparing our long-term incentive compensation against this benchmark data was that the Watson Wyatt assessment included public companies that have equity award programs that can differ significantly from our own long-term incentive program as a company with no publicly-traded equity. These differences relate to the form, frequency, timing and valuation of awards, all of which can materially impact the comparisons. An additional consideration was that our option awards have no intrinsic value and would require sustained financial performance improvements before the option value can be realized. Our compensation plans also take into consideration that privately-held companies may have annual results that are not indicative of the long-term value that is being created, especially when considering that our long-term objectives are typically achieved over several years. While the Watson Wyatt long-term incentive compensation data did provide a point of reference, it was important to also establish more specific valuation criteria based upon our projected future exit year option valuations, vesting over time and company projected performance. We believe that this valuation approach is more closely aligned with our private equity shareholders. When compared to the Watson Wyatt assessment data, this alternative valuation approach indicated that the value of our long-term incentive awards for our named executive officers would place them between the 50th and 75th percentile ranking levels, when compared to those for similar executive positions at other companies (as adjusted for New York City factors and company sales volume). We believe, based on our company specific analysis and the relevant benchmark reference data discussed above, that our long-term incentive plan provides close alignment with our shareholders, focuses management on long-term performance and encourages executive retention.

Fiscal Year 2008 Annual Base Salary Adjustments

        The Compensation Committee determined the fiscal year 2008 annual base salary increases for our named executive officers based on a number of factors, including the review of their performances, amounts budgeted for fiscal year 2008, individual assessments and recommendations for the named executive officers made by Mr. D'Arezzo and the results of the Watson Wyatt assessment.

        At the March 2008 meeting, the Compensation Committee approved fiscal year 2008 annual base salary increases of approximately 3.0% to cover basic increases in cost of living expenses. Except for Mr. Newsom and Mr. Scarfone, no additional increases were granted as the existing annual base salary for each named executive was deemed to be competitive.

        In addition to the approximately 3% base salary increase received by the other named executive officers, the Compensation Committee approved an additional 6.9% base salary increase for Mr. Newsom. The total 9.9% increase raised Mr. Newsom's annual base salary to $400,000 and placed him within the 75th percentile when compared to similar executive positions at other companies (as adjusted for New York City factors and company sales volume). At the Compensation Committee's June 2008 meeting, Mr. Newsom's 2008 annual base salary was increased from $400,000 to $460,000. This increase was applied retroactively to April 6, 2008. The June 2008 salary increase allowed us to align the annual base salary of Mr. Newsom, our Senior Vice President—Store Operations, with the annual base salary of Mr. Ray, our Senior Vice President—Pharmacy Operations at June 2008. As our Senior Vice President—Store Operations, Mr. Newsom has played a significant role in improving our business performance.

        In addition to the approximately 3% base salary increase received by the other named executive officers, the Compensation Committee approved an additional 2.3% base salary increase for Mr. Scarfone. The total 5.3% increase would increase Mr. Scarfone's annual base salary to $300,000 for fiscal year 2008. Combined with his MIP target award, the cash compensation for which Mr. Scarfone is eligible would place him within the 75th percentile ranking when compared to similar executive positions at other companies (as adjusted for New York City factors and company sales volume).

        The following table summarizes the fiscal year 2008 annual base salaries for each named executive officer and the corresponding percentage increase from their fiscal year 2007 annual base salary. The increases were effective on April 6, 2008.

Named Executive Officer	Approved Fiscal 2008 Annual Base Salary	Total Percentage Increase from Fiscal 2007 Annual Base Salary
John A. Lederer(1)	$900,000	N/A
David W. D'Arezzo(2)	$493,000	3.0%
Richard W. Dreiling(3)	N/A	N/A
John K. Henry	$460,000	2.9%
Charles R. Newsom	$460,000	26.4%
Michelle D. Bergman(2)	$375,000	3.0%
Jerry M. Ray(2)	$460,000	2.9%
Vincent A. Scarfone	$300,000	5.3%
Robert M. Storch(4)	$321,500	3.0%

    (1)
    Mr. Lederer joined us in April 2008 as Chief Executive Officer. The fiscal year 2008 compensation for Mr. Lederer was fixed by his employment agreement, which has a four year term and is discussed separately in this CD&A.

    (2)
    Mr. D'Arezzo resigned on April 17, 2008, Mr. Ray resigned on September 18, 2008 and Ms. Bergman resigned on November 14, 2008.

    (3)
    Mr. Dreiling was not included in the fiscal year 2008 executive compensation review because he resigned on January 18, 2008.

    (4)
    Mr. Storch passed away on February 11, 2009.

Fiscal Year 2009 Executive Compensation Review

        For fiscal year 2009, we did not utilize outside consultants in the executive compensation review process because we believe the February 2008 Watson Wyatt competitive benchmarking results would not have changed materially. The Compensation Committee met in March 2009 to review each named executive's performance and to approve the fiscal year 2009 annual base salary increases.

        As part of the fiscal year 2009 review, we considered the accelerated decline in consumer demand that occurred during the fourth quarter of 2008. The decline is expected to continue throughout fiscal year 2009. We believe this is associated with the recession and resultant increases in unemployment, reduced levels of tourism and decreased commercial activity. In response to the economic conditions, we undertook a number of actions to reduce our cost of operations and have implemented certain measures to mitigate the impact of these recessionary economic conditions. These actions include hiring and wage freezes in administrative and certain other areas of the business, as well as the implementation of a number of strategic cost savings initiatives to improve efficiency and eliminate non-value added activities. While our overall financial performance improved in fiscal year 2008, we believe these actions are prudent in light of the current environment.

        The Compensation Committee met on March 3, 2009 and determined that due to the current economic environment, there should be no increase to the annual base salaries of our named executive officers. This decision is consistent with cost-control initiatives we began in the fourth quarter of 2008, and which continue in fiscal year 2009.

Incentive Awards (paid in fiscal year 2008)

        In March 2008, the Compensation Committee authorized us to award MIP payments to each named executive, except for Mr. Dreiling, who resigned on January 18, 2008 and Mr. Lederer, who did not join us until April 2, 2008. The specific awards are highlighted below. We refer to the MIP awards paid in 2008 as the fiscal year 2007 MIP awards since the awards are earned in fiscal year 2007 and determined by our fiscal year 2007 performance. The Committee concluded that MIP payments were appropriate due to our improved financial performance during 2007. The improvements include increased sales of 6.4% in 2007, higher gross margins of $34.3 million in 2007, reduced selling, general and administrative expense ratios and achievement of the upper range of the targeted Adjusted FIFO EBITDA goal. In addition, during 2007, working capital was generally well controlled, with further reductions in inventory investment throughout the year. The approved MIP award represents 90% of the target award and was based on our having achieved the upper range of the targeted Adjusted FIFO EBITDA goal for fiscal year 2007 and the determination that each of the named executive officers had achieved his or her MIP personal objectives for 2007, except as noted. The MIP awards were paid in April 2008, except as noted.

Named Executive Officer	Total MIP Award
David W. D'Arezzo	$215,325
John K. Henry	$402,300
Charles R. Newsom(1)	$327,600
Michelle D. Bergman	$327,600
Jerry M. Ray(2)	$402,300
Vincent A. Scarfone	$228,250
Robert M. Storch(3)	$137,590

    (1)
    Based on the terms of Mr. Newsom's letter agreement with us, his target MIP award was 50% of his fiscal year 2007 base salary. Based on the Compensation Committee approving MIP payments of 90% of the target award, Mr. Newsom received a MIP Award payment of $163,800 in April 2008. At their March 2008 meeting, the Compensation Committee approved a resolution to increase Mr. Newsom's MIP opportunity to between 0% and 150% of his base salary, with a target of 100% of his base salary. By approving the resolution, we are able to align Mr. Newsom's MIP opportunities and target MIP award with our other named executive officers who are also Senior Vice Presidents. At their June 2008 meeting, the Compensation Committee approved a resolution to adjust Mr. Newsom's 2007 MIP award so that his target MIP opportunity would have been 100% of his fiscal year 2007 annual base salary of $364,000. This resulted in an additional MIP award to Mr. Newsom of $163,800, which we paid in two equal installments of $81,900 each on June 17, 2008 and November 18, 2008. As our Senior Vice President—Store Operations, Mr. Newsom has played a significant role in improving our business performance. The June 2008 increase allows us to align Mr. Newsom's MIP opportunities and target MIP award with our other named executive officers who are also Senior Vice Presidents.

    (2)
    Based on the terms of Mr. Scarfone's letter agreement with us, his target MIP award was 50% of his fiscal year 2007 base salary. Based on the Compensation Committee approving MIP payments of 90% of the target award and the determination that Mr. Scarfone had achieved his MIP personal objectives for 2007, Mr. Scarfone received a MIP Award payment of $128,250 in April 2008.

    At their March 2008 meeting, the Compensation Committee approved a resolution to increase Mr. Scarfone's MIP opportunity to between 0% and 150% of his base salary, with a target of 100% of base salary. By approving the resolution, we are able to align Mr. Scarfone's MIP opportunities and target MIP award with our other named executive officers who are also Senior Vice Presidents.

    At their June 2008 meeting, the Compensation Committee approved a resolution to award Mr. Scarfone with an additional MIP award of $100,000, which we paid in two equal installments of $50,000 each on June 17, 2008 and November 18, 2008.

    (3)
    Based on the terms of Mr. Storch's letter agreement with us, his target MIP award was 50% of his fiscal year 2007 base salary. The MIP award listed for Mr. Storch represents 90% of his target award and was based on our achieving the upper range of the targeted Adjusted FIFO EBITDA goal for fiscal year 2007 and the determination that Mr. Storch had achieved 90% of his MIP personal objectives for 2007.

Incentive Awards (expected to be paid in fiscal year 2009)

        In March 2009, the Compensation Committee declined to award MIP payments, except for the MIP awards required by employment contracts with certain executives. Instead of MIP awards, the Compensation Committee authorized us to make discretionary incentive awards. The specific awards to our named executive officers are highlighted below. We refer to the incentive awards paid in 2009 as the 2008 awards since the awards are earned in fiscal year 2008 and determined by our fiscal year 2008 performance and individual performance. As a result of certain unplanned costs primarily associated with senior management changes and a litigation settlement, we did not meet our fiscal year 2008 Adjusted FIFO EBITDA threshold target. However, even with these unplanned charges, we did achieve a substantial increase in our Adjusted FIFO EBITDA for fiscal 2008 of 10.5%. In addition, we achieved sales growth of 5.2%, higher gross margins of $36.5 million and a $25.0 million or 130% growth in cash flow from operations to $44.3 million. Given the nature of the unplanned charges that resulted in the shortfall against the threshold target and considering our overall strong performance in light of the significant economic downturn that occurred in the fourth quarter of 2008, the Committee concluded that these discretionary incentive awards at reduced amounts were appropriate.

        The approved award represents 30% of the named executive officer's original MIP target award. The 2008 awards are expected to be paid in April 2009.

Named Executive Officer	Total Award
John A. Lederer(1)	$616,154
John K. Henry	$138,000
Charles R. Newsom	$138,000
Vincent A. Scarfone	$90,000
Robert M. Storch	$48,150
Michelle D. Bergman(2)	$98,053
Richard W. Dreiling(3)	$—
David W. D'Arezzo(3)	$—
Jerry M. Ray(3)	$—

    (1)
    Mr. Lederer's employment agreement provides for a fiscal year 2008 award of no less than 100% of the portion of his base salary actually earned during the 2008 fiscal year year.

    (2)
    Ms. Bergman resigned on November 14, 2008 and, under the terms of her letter of resignation she will receive a pro-rata award for fiscal year 2008 based the portion of the year during which she was employed by us.

    (3)
    Messrs. Dreiling, D'Arezzo and Ray were not eligible for fiscal year 2008 awards due to their respective resignations.

Fiscal Year 2008 Special Incentive Payments

        Mr. D'Arezzo was our interim chief executive officer from January 18, 2008 through April 1, 2008. In February 2008, in recognition of the additional duties assumed by Mr. D'Arezzo in connection with his appointment to be our Interim CEO, Mr. D'Arezzo received an additional payment of $50,000 from us. In March 2008, the Compensation Committee approved two additional future quarterly payments of $50,000 each to Mr. D'Arezzo, payable upon our attainment of the first and second quarter 2008 Adjusted FIFO EBITDA targets, provided that in the case of the second fiscal quarter, Mr. D'Arezzo must have served as our Interim CEO for at least one day of that fiscal quarter. The additional duties assumed by Mr. D'Arezzo as Interim CEO included oversight of all company operations, including front-end, pharmacy and logistics, as well as certain administrative areas including human resources, finance, real estate, legal and information technology. In addition, the number of Mr. D'Arezzo's executive-level direct reports increased from three to eight, significantly expanding the functional areas for which he was directly responsible. On May 6, 2008, Mr. D'Arezzo received his second $50,000 payment because we had achieved our first quarter 2008 Adjusted FIFO EBITDA target. We did not achieve the second quarter 2008 Adjusted FIFO EBITDA target and accordingly, did not disburse the remaining payment to Mr. D'Arezzo.

Fiscal Year 2008 Long-term Incentive Awards

        We typically grant options to our executive officers when they enter into letter agreements which set forth the terms of their continuing employment with us. On April 2, 2008, we granted options to purchase 165,000 shares of our common stock to Mr. Lederer, our newly appointed CEO. The exercise price of these options is $100 per share, which is consistent with all other options previously granted under the 2004 Option Plan. Sixty percent of the options will vest ratably in annual installments over four years, subject to Mr. Lederer's continued employment, and 40% of the options will vest based on our achievement of performance targets. Fifty percent of the performance portion of Mr. Lederer's options will vest if and when our principal shareholder, Oak Hill, receives at least a 1.5x cash-on-cash return on its July 2004 investment in the Company, and the remaining fifty percent will vest if and when Oak Hill receives at least a 2x cash-on-cash return on its July 2004 investment in the Company, subject to Mr. Lederer's continued employment through the date of any such return. The vesting terms of Mr. Lederer's option grant are consistent with the vesting terms of the options granted to our former CEO, Mr. Dreiling, on November 21, 2005, which was the date on which Mr. Dreiling was appointed to be our CEO. The weighted-average grant-date fair value of the options granted to Mr. Lederer was $17.89 for accounting purposes.

        Mr. Dreiling resigned on January 18, 2008 and forfeited all unvested stock options on the date of his resignation. His remaining vested stock options expired unexercised on April 17, 2008.

        Mr. D'Arezzo resigned on April 17, 2008 and forfeited all unvested stock options on the date of his resignation. His remaining vested stock options expired unexercised on July 16, 2008.

        Mr. Ray resigned on September 18, 2008 and forfeited all unvested stock options on the date of his resignation. His remaining vested stock options expired unexercised on December 17, 2008.

        Ms. Bergman resigned on November 14, 2008. Under the terms of Ms. Bergman's letter of resignation, already-vested options to purchase 3,225 shares of the our common stock that were granted to Ms. Bergman in 2006 will remain exercisable until December 31, 2009, and unvested options to purchase a further 3,225 shares of our common stock that were granted in 2006 will continue to vest and be exercisable until December 31, 2009; all other options granted to Ms. Bergman will be treated in the manner specified in her employment letter.

        Mr. Storch passed away on February 11, 2009. On that date, a pro-rata portion of the next following tranche of his service-based options vested and his remaining unvested service-based options were cancelled. His unvested performance-based options were also cancelled. Mr. Storch's vested service and performance-based options shall remain exercisable by Mr. Storch's surviving spouse or estate until February 11, 2010.

Fiscal Year 2008 Perquisites and Other Benefits

        The details of the fiscal year 2008 perquisites that were provided to our named executive officers can be found below on the Summary Compensation Table for Fiscal Year 2008.

Fiscal Year 2008 Severance Benefits

        Mr. Dreiling resigned his position as CEO on January 18, 2008 to become the CEO of a major national retail chain. As a result of his resignation, Mr. Dreiling was not entitled to any severance pay. In accordance with the terms of his employment letter, Mr. Dreiling received his unpaid salary through the date of his resignation.

        Mr. D'Arezzo resigned his position as Senior Vice President and Chief Marketing Officer on April 17, 2008 to assume a senior management position at a large southwest regional company. As a result of his resignation, Mr. D'Arezzo was not entitled to any severance pay. In accordance with the terms of his employment letter, Mr. D'Arezzo received his unpaid salary through the date of his resignation, plus his earned and accrued unused vacation pay. Since Mr. D'Arezzo had served as our Interim CEO for at least one day of our second fiscal quarter, he was entitled to special incentive payments of $50,000, payable upon the attainment of our first and second quarter 2008 Adjusted FIFO EBITDA target. On May 6, 2008, Mr. D'Arezzo received his initial $50,000 payment because we had achieved our first quarter 2008 Adjusted FIFO EBITDA target. We did not achieve the second quarter 2008 Adjusted FIFO EBITDA target and accordingly, did not disburse the payment to Mr. D'Arezzo.

        Mr. Ray resigned his position as Senior Vice President—Pharmacy Operations on September 18, 2008. As a result of his resignation, Mr. Ray was not entitled to any severance pay. In accordance with the terms of his employment letter, Mr. Ray received his unpaid salary through the date of his resignation, plus his earned and accrued unused vacation pay.

        Ms. Bergman resigned her position as Senior Vice President—General Counsel on November 14, 2008. Under the terms of Ms. Bergman's letter of resignation, we will be providing Ms. Bergman with severance equal to $375,000 (Ms. Bergman's base salary during the 2008 fiscal year), payable in bi-weekly installments during the one-year period following the termination of her employment. In addition to her severance pay, Ms. Bergman will receive a pro rata bonus for the 2008 fiscal year equal to the product of (i) (A) Ms. Bergman's current base salary multiplied by (B) the bonus percentage used to calculate the 2008 bonuses of our other Senior Vice Presidents, multiplied by (ii) a fraction, the numerator of which is the number of days elapsed in 2008 through November 3, 2008, and the denominator of which is 366, payable on the date bonuses are paid to our other Senior Vice Presidents. Under the terms of Ms. Bergman's letter of resignation, already-vested options to purchase 3,225 shares of our common stock that were granted to Ms. Bergman in 2006 will remain exercisable until December 31, 2009, and unvested options to purchase a further 3,225 shares of our common stock that were granted in 2006 will continue to vest and be exercisable until December 31, 2009; all other options granted to Ms. Bergman will be treated in the manner specified in her employment letter. As part of her severance agreement, Ms. Bergman agreed to a general release of claims against us. Ms. Bergman will continue to be bound by certain obligations in her existing agreements, including, without limitation, non-competition, non-solicitation, non-hiring and non-disclosure provisions.

        The severance terms for Mr. Lederer are similar to the severance terms for Richard Dreiling, our previous CEO. The Compensation Committee believes the severance terms are reflective of Mr. Lederer's position as our CEO and the additional difficulties he may encounter when seeking comparable employment within a reasonable period after a termination "without cause." Mr. Lederer is an experienced executive who relocated to New York City from Canada for his position. As with any career change, there is a risk individuals take when starting a new position at a different company. We believe it is in our best interest to minimize this risk by offering to pay severance benefits, under certain circumstances, upon Mr. Lederer's termination. We compete for executive talent in a highly competitive market in which companies routinely offer similar benefits to senior employees.

        Our named executive officers are generally entitled to either one or two year's salary continuation if terminated "without cause" (as such term is defined in their agreements). In June 2008, the Compensation Committee passed a resolution to amend the severance provisions in Mr. Newsom's employment agreement such that if Mr. Newsom is terminated other than for "cause" between April 1, 2008 and April 1, 2011, he would be entitled to receive severance payments for a period of 24 months following the effective date of such termination. The total amount of Mr. Newson's severance payments in such event will be equal to two times his annual base salary at the rate in effect at the time of termination, payable in bi-weekly installments over a period of 24 months. In the event Mr. Newsom is terminated after April 1, 2011, he will be entitled to receive severance payments for a period of 12 months following the date of such termination. The total amount of Mr. Newson's severance payments in such event will be equal to his annual base salary in effect at the time of termination, payable in bi-weekly installments over a period of 12 months. Extending the severance benefits to Mr. Newsom mitigates the harm that he would suffer if he was terminated for reasons beyond his control and allows him to focus on our business without undue distraction regarding his individual job security.

  Compensation Committee Report

        The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Andrew J. Nathanson, Chairman
Denis J. Nayden
Tyler J. Wolfram

SUMMARY COMPENSATION TABLE FOR FISCAL YEAR 2008

        The following table sets forth information regarding compensation for our current and prior chief executive officers, chief financial officer and the other most highly compensated executive officers for which we are required to provide disclosure.

Name	Principal Position	Year	Salary	Bonus	Option Awards ($)(9)	Non-Equity Incentive Plan Compensation(10)	All Other Compensation(12)	Total
John A. Lederer(1)	Chief Executive Officer	2008	$616,154	$—	$581,893	$616,154	$284,368	$2,098,569
David W. D'Arezzo(2)(6)	Former Interim	2008	185,712	100,000	—	—	2,735	288,447
	CEO and	2007	472,808	—	165,348	215,325	26,711	880,192
	Former SVP—	2006	336,154	—	92,278	177,100	550,626	1,156,158
	Chief Marketing Officer
Richard W. Dreiling(3)(7)	Former CEO	2008	73,618	—	—	—	345	73,963
		2007	859,615	—	31,416	—	19,973	911,003
		2006	825,000	330,000	—	825,000	129,660	2,109,660
Michelle D. Bergman(4)(11)	Former SVP—	2008	328,769	98,053	—	—	381,656	808,478
	General Counsel	2007	359,692	—	61,403	327,600	6,235	754,930
		2006	350,000	—	—	350,000	9,025	709,025
John K. Henry(8)(11)	SVP—Chief	2008	456,500	138,000	—	—	24,652	619,152
	Financial Officer	2007	441,769	—	32,558	402,300	24,311	900,938
		2006	430,000	75,000	—	430,000	28,433	963,433
Charles R. Newsom(11)	SVP—Store Operations	2008	434,154	138,000	—	—	13,524	585,678
Jerry M. Ray(5)(8)	Former SVP—	2008	345,039	—	—	—	18,315	363,354
	Pharmacy	2007	441,769	—	46,838	402,300	21,503	912,410
	Operations	2006	430,000	75,000	—	344,000	22,106	871,106
Vincent A. Scarfone(11)	SVP—Human Resources and Administration	2008	295,962	90,000	—	—	6,172	392,134
Robert Storch(11)	VP—Pharmacy Marketing and Benefits Management	2008	318,942	48,150	—	—	12,719	379,811

(1)
Mr. Lederer joined us on April 2, 2008.

(2)
Mr. D'Arezzo joined us on March 20, 2006 and resigned on April 17, 2008. Mr. D'Arezzo served as our interim CEO from January 18, 2008 through April 1, 2008.

(3)
Mr. Dreiling joined us on November 21, 2005 and resigned on January 18, 2008.

(4)
Ms. Bergman resigned on November 14, 2008.

(5)
Mr. Ray resigned on September 18, 2008.

(6)
In recognition of the additional duties assumed by Mr. D'Arezzo in connection with his appointment to be our Interim CEO, Mr. D'Arezzo received a bonus payment of $50,000 in February 2008. In addition, in May 2008, Mr. D'Arezzo received an additional $50,000 bonus payment because we achieved our first quarter 2008 Adjusted FIFO EBITDA target.

(7)
In accordance with the provisions of his employment contract, Mr. Dreiling was paid a one-time bonus of $330,000 in 2006 upon completion of 90 days of employment with Duane Reade.

(8)
Messrs. Henry and Ray each received retention bonuses of $75,000 in 2006.

(9)
The amounts in this column reflect the compensation cost recorded under SFAS No. 123(R) for options to purchase shares of common stock of Duane Reade Holdings, Inc. granted under our 2004 Option Plan in connection with the hiring and continued employment of the named executive officers. During 2008, Messrs. Dreiling, D'Arezzo, Ray and Ms. Bergman forfeited 244,113 stock options due to their respective resignations. During 2007 and 2006, there were no stock options forfeited by any of the named executive officers. For a full discussion of the assumptions and methodology employed in determining the grant date fair value and resultant compensation expense under SFAS No. 123(R) attributable to stock options granted during 2008, 2007 and 2006, please refer to Note 19 of the consolidated financial statements included elsewhere in this report.

(10)
The amounts in this column reflect incentives earned under the Incentive Plan component of our compensation structure and include awards under our Management Incentive Plan. In March 2009, the Compensation Committee declined to award MIP awards for fiscal 2008, except for the MIP awards required for employment contracts with certain executives. The fiscal 2008 awards are expected to be paid in April 2009. The awards for fiscal year 2007 were paid during fiscal year 2008 and the awards for fiscal year 2006 were paid to the named executive officers during fiscal year 2007.

(11)
In March 2009, the Compensation Committee authorized us to make discretionary incentive awards. As a result of certain unplanned costs primarily associated with senior management changes and a litigation settlement, we did not meet our fiscal year 2008 Adjusted FIFO EBITDA threshold target. However, even with these unplanned charges, we did achieve a substantial increase in our Adjusted FIFO EBITDA for fiscal 2008 of 10.5%. In addition, we achieved sales growth of 5.2%, higher gross margins of $36.5 million and a $25.0 million or 130% growth in cash flow from operations to $44.3 million. Given the nature of the unplanned charges that resulted in the shortfall against the threshold target and considering our overall strong performance in light of the significant economic downturn that occurred in the fourth quarter of 2008, the Committee concluded that discretionary incentive awards at reduced amounts were appropriate.

(12)
The table below shows the components of "All Other Compensation" for the named executive officers.

Name	Year	401(k) Matching Contribution ($)	Severance Payments ($)		Relocation, Travel & Expense Related ($)		Disability Insurance Reimbursement ($)	Life and Dental Insurance Premium ($)(D)	Income Tax Gross-Up ($)		Total ($)
John A. Lederer	2008	—	—		200,326	(A)	—	1,593	82,449	(A)	284,368
David W. D'Arezzo	2008	—	—		—		—	2,735	—		2,735
	2007	2,250	—		10,330		10,969	3,162	—		26,711
	2006	1,274	—		309,841	(B)	11,020	4,677	223,814	(B)	550,626
Richard W. Dreiling	2008	—	—		—		—	345	—		345
	2007	2,250	—		1,513		12,615	3,594	—		19,972
	2006	3,000	—		63,418	(C)	12,735	5,694	44,813	(C)	129,660
Michelle D. Bergman	2008	—	375,000	(E)	—		3,523	3,133	—		381,656
	2007	—	—		—		3,523	2,712	—		6,235
	2006	808	—		—		3,540	4,677	—		9,025
John K. Henry	2008	—	—		6,000	(F)	13,637	5,015	—		24,652
	2007	—	—		6,000	(F)	13,637	4,674	—		24,311
	2006	3,000	—		6,000	(F)	13,739	5,694	—		28,433
Charles R. Newsom	2008	2,300	—		1,680		5,404	4,140	—		13,524
Jerry M. Ray	2008	—	—		—		14,175	4,140	—		18,315
	2007	2,250	—		—		14,175	5,078	—		21,503
	2006	3,000	—		—		14,240	4,866	—		22,106
Vincent A. Scarfone	2008	—	—		—		3,173	2,999	—		6,172
Robert Storch	2008	2,300	—		—		4,024	6,395	—		12,719

(A)
During 2008, Mr. Lederer relocated to New York City from Canada. The terms of Mr. Lederer's employment agreement entitle him to reimbursement of certain costs and expenses to assist him with his relocation from Canada to the greater New York tri-state area. The amounts shown for Mr. Lederer include the value of temporary living accommodations ($109,900), relocation expenses ($65,426), the costs of personal travel for Mr. Lederer and Mr. Lederer's immediate family between Canada and New York Tri-State Area ($25,000), as well as the income tax reimbursements paid in connection with certain of the aforementioned items ($82,449).

(B)
The amounts shown for Mr. D'Arezzo include a reimbursement for the loss incurred by Mr. D'Arezzo on the sale of his former home in California ($173,000), a real estate commission and other closing costs incurred upon the sale of his former home ($91,841), and the value of temporary living accommodations and other relocation expenses ($45,000). In addition, we provided Mr. D'Arezzo with an income tax reimbursement paid in connection with the relocation payment ($223,814).

(C)
The amounts shown for Mr. Dreiling include the value of temporary living accommodations and other relocation expenses ($63,418) as well as the income tax reimbursement paid in connection with the relocation payment ($44,813).

(D)
The amounts shown in this column include the company-paid dental insurance premium for each of the dependents of the named executive officers and the group-term life insurance premiums paid for each of the named executive officers.

(E)
Under the terms of Ms. Bergman's letter of resignation, we will be providing Ms. Bergman with severance equal to $375,000 (Ms. Bergman's base salary during the 2008 fiscal year), payable in bi-weekly installments during the one-year period following the termination of her employment. During 2008, we made severance payments to Ms. Bergman totaling $43,270. The remaining severance payments owed to Ms. Bergman will be paid during 2009.

(F)
Represents car and transportation allowances.

 GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2008

        The following table sets forth information regarding fiscal year 2008 annual incentive awards and stock options granted to our named executive officers in fiscal year 2008.

						Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(3)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Option Awards: Number of Securities Underlying Options (#)(2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
John A. Lederer	—	—	616,154	924,231	—	—	—
	4/2/08	—	—	—	165,000	100	$2,952,510
David W. D'Arezzo	—	—	—	—	—	—	—
	—	—	—	—	—	—	—
Richard W. Dreiling	—	—	—	—	—	—	—
	—	—	—	—	—	—	—
Michelle D. Bergman	—	163,422	324,844	490,266	—	—	—
	—	—	—	—	—	—	—
John K. Henry	—	230,000	460,000	690,000	—	—	—
	—	—	—	—	—	—	—
Charles R. Newsom	—	230,000	460,000	690,000	—	—	—
	—	—	—	—	—	—	—
Jerry M. Ray	—	—	—	—	—	—	—
	—	—	—	—	—	—	—
Vincent A. Scarfone	—	150,000	300,000	450,000	—	—	—
	—	—	—	—	—	—	—
Robert M. Storch	—	80,375	160,750	241,125	—	—	—
	—	—	—	—	—	—	—

(1)
Represents awards under the Management Incentive Plan. The payouts for our Senior Vice Presidents typically range from 50% to 150% of the targeted award amount. Mr. Storch is a Vice President and his employment agreement provides for a MIP opportunity of 50% to 100% of his base salary with a target award of 50% of his base salary. The Target award amount is stipulated in each named executive officer's employment letter.

  In March 2009, the Compensation Committee declined to award MIP payments for fiscal year 2008; however, Mr. Lederer's employment agreement provides for a fiscal year 2008 MIP award of no less than 100% of the portion of his base salary actually earned during the 2008 fiscal year.

(2)
Mr. Lederer's options were granted under the Duane Reade Holdings, Inc. Management Stock Option Plan.

  The options granted to Mr. Lederer on April 2, 2008 include two components: 1) 60% of the options are service-based with vesting that occurs in 25% increments on each of the first through fourth anniversary of the date of grant and 2) 40% of the options are service-based and vest based on our achievement of certain predetermined performance targets. Fifty percent of the performance portion of Mr. Lederer's options will vest if and when our principal shareholder, Oak Hill, receives at least a 1.5x cash-on-cash return on its July 2004 investment in the Company, and the remaining fifty percent will vest if and when Oak Hill receives at least a 2x cash-on-cash return on its July 2004 investment in the Company, subject to Mr. Lederer's continued employment through the date of any such return. The options have a life of ten years and have been granted with an exercise price of $100.00 per share.

  If Mr. Lederer's employment is terminated without cause or if he resigns for good reason before April 2, 2012, then the next open tranche of service-based options will vest, and a pro-rata portion of the next following tranche of service-based options will vest. Vested options remain exercisable through the earlier of the first anniversary of Mr. Lederer's termination of employment and the expiration date of the option. To the extent performance-based options are not vested at the time of Mr. Lederer's termination of employment, those options will remain outstanding until the six month anniversary of Mr. Lederer's termination; if performance-vesting criteria are met during that time, the performance-based options will vest in accordance with their terms, and if performance-vesting criteria have not been satisfied by that six month anniversary, those performance-based options will terminate and expire at that time. However, if certain principals of Oak Hill are not actively employed by Oak Hill on the date of Mr. Lederer's termination of employment, Mr. Lederer's unvested performance options will remain outstanding for possible vesting for twelve months rather than six.

  If Mr. Lederer's employment is terminated for cause, all of his options whether or not vested will immediately terminate and expire on the date of his termination of employment.

  If Mr. Lederer terminates his employment without good reason, any portion of his options which is not vested at the time of his termination will immediately terminate and expire. Any vested portion of his options will remain exercisable through the earlier of 90 days following his termination of employment or the expiration date of his options.

  If Mr. Lederer's employment is terminated by reason of death or disability, a pro-rata portion of the next open tranche of service-based options will vest, and any vested options will remain outstanding until the earlier of one year following termination of employment or the expiration date of the option. To the extent performance-based options are not vested at the time of Mr. Lederer's termination of employment, those options will remain outstanding until the six month anniversary of Mr. Lederer's termination; if the performance vesting criteria are met during that time, the performance-based options will vest in accordance with their terms, and if the performance vesting criteria have not been satisfied by that six month anniversary, those performance-based options will terminate and expire at that time. However, if certain principals of Oak Hill are not actively employed by Oak Hill on the date of Mr. Lederer's termination of employment, Mr. Lederer's unvested performance options will remain outstanding for possible vesting for twelve months rather than six.

  If either we or Mr. Lederer delivers a notice of nonrenewal of the employment agreement to the other party, any unvested performance-based options will remain outstanding until the six month anniversary of Mr. Lederer's termination of employment; if the performance vesting criteria are met during that time, the performance-based options will vest in accordance with their terms, and if the performance vesting criteria have not been satisfied by that six month anniversary, those performance-based options will terminate and expire at that time. However, if certain principals of Oak Hill are not actively employed by Oak Hill on the date of Mr. Lederer's termination of employment, Mr. Lederer's unvested performance options will remain outstanding for possible vesting for twelve months rather than six.

(3)
The amounts in this column reflect the grant date fair value of the options issued and represent the total amount of compensation expense to be recorded in our financial statements under SFAS 123(R) in connection with the vesting of this grant during the three to four year vesting period commencing on the grant date.

Chief Executive Officer Employment Arrangements

        Mr. Lederer was appointed to be our CEO effective on April 2, 2008 with an initial term of four years. Mr. Lederer's employment agreement provides for a base salary of $900,000 per year, subject to annual review. Mr. Lederer will be eligible for a bonus each year based on our targeted Adjusted FIFO EBITDA which is defined in the employment agreement as certain specified target earnings (calculated consistently with calculations made for prior periods) before interest, income taxes, depreciation and amortization, and in addition, to the extent our Board acting reasonably and in good faith so determines, excluding acquisitions, divestitures, refinancings, any change required by GAAP or other extraordinary, noncash or nonrecurring events. If we achieve our Adjusted FIFO EBITDA target, this bonus will be 100% of his base salary. His maximum bonus, if we were to achieve 105% of our Adjusted FIFO EBITDA target, would be 150% of base salary, and his minimum bonus if we achieve 95% of our Adjusted FIFO EBITDA target would be 50% of his base salary. Mr. Lederer's bonus would be pro rated for achievement between 95% and 105% of the Adjusted FIFO EBITDA target. With respect to the fiscal year ended December 27, 2008, the agreement provides that Mr. Lederer's bonus will be no less than 100% of the portion of his base salary actually earned during the 2008 fiscal year.

        In addition, Mr. Lederer agreed to make an investment in the Company equal to $2,000,000 by purchasing 20,000 shares of our common stock at a price of $100 per share. On July 23, 2008, Mr. Lederer made his $2,000,000 investment and purchased 20,000 shares of our common stock.

        In both Mr. Lederer's employment agreement and stock option agreement, "cause" means:

  •
  An act of fraud or embezzlement against us or our subsidiaries;

  •
  Conviction of or pleading guilty to a felony that may have an adverse impact on our reputation or standing in the community;

  •
  Intentional and serious misconduct by Mr. Lederer which is materially injurious (or if public can be materially injurious) to the reputation or financial interests of the Company. This includes sexual or racial harassment of our employees or of people engaged in business with us;

  •
  Mr. Lederer's intentional material breach of his employment agreement;

  •
  Mr. Lederer's willful misconduct or gross negligence in the performance of his duties other than by reason of physical or mental incapacity which is materially injurious (or if public can be materially injurious) to the reputation or financial interests of the Company, including sexual or racial harassment of our employees or of people engaged in business with us;

  •
  Mr. Lederer's intentional material breach of any covenant in his employment agreement or otherwise or any company policy regarding protection of our business interests including covenants and policies addressing confidentiality and noncompetiton, that is materially injurious (or if public can be materially injurious) to our reputation or financial interests; or

  •
  Mr. Lederer's willful refusal to follow lawful instructions of our Board.

        Mr. Lederer would have up to 30 days to cure (to the extent curable) any conduct referenced in the last four bullets above.

        In both Mr. Lederer's employment agreement and stock option agreement "good reason" means:

  •
  Assignment to Mr. Lederer of any duties materially and adversely inconsistent with his positions as Chairman and Chief Executive Officer or the removal of any one or more of his duties, title or office which together results in a material and adverse change in Mr. Lederer's status, offices or titles;

  •
  Removal of Mr. Lederer from our Board other than for cause;

  •
  Reduction in Mr. Lederer's base salary or target annual bonus, or a reduction or reductions in material benefits or perquisites that together result in a cumulative reduction in the total cash value of the pension and benefits available to Mr. Lederer by 10% or more; and

  •
  An individual material breach of Mr. Lederer's employment agreement by us.

        We would have up to 30 days to cure (to the extent curable) any event listed above that gives rise to good reason for Mr. Lederer.

        Mr. Lederer is subject to customary restrictive covenants, including confidentiality restrictions of unlimited duration, and noncompetition and nonsolicitation restrictions during his employment and for two years following termination of employment for any reason (one year following the end of the employment term by reason of non-renewal).

        Mr. Lederer is entitled to the retirement and welfare benefits that are generally available to our other senior executives. Mr. Lederer is also entitled to reimbursement of certain costs and expenses to assist him with his relocation from Canada to the greater New York tri-state area, including up to two years of housing costs at up to $10,000 per month, travel expenses for house-hunting trips, moving and closing costs, and $30,000 for any other expenses related to the relocation. To the extent any of such reimbursements (but not the monthly allowance) are taxable to Mr. Lederer, we will also pay him an additional payment such that after the payment of all such taxes and any taxes on the additional payments, he will be in the same after-tax position as if no such tax had been imposed on the reimbursements.

        We have agreed to provide Mr. Lederer with up to $25,000 per year for personal travel for Mr. Lederer and Mr. Lederer's immediate family between Canada and the New York Tri-State Area. During 2008, Mr. Lederer utilized the $25,000 for personal travel. The amount is included within "All Other Compensation" on the Summary Compensation Table for Fiscal Year 2008.

        We have also agreed to pay for the legal fees and tax advice fees incurred by Mr. Lederer in connection with the negotiation and documentation of his employment agreement. In 2008, we paid a total of $56,994 for these legal fees and tax advice fees.

Former Interim Chief Executive Officer Employment Arrangements

        Mr. D'Arezzo was our interim chief executive officer from January 18, 2008 through April 1, 2008. The additional duties assumed by Mr. D'Arezzo as Interim CEO included oversight of all company operations, including front-end, pharmacy and logistics as well as certain administrative areas including human resources, finance, real estate, legal and information technology. As our Interim CEO, the number of Mr. D'Arezzo's executive-level direct reports increased from three to eight, significantly expanding the functional areas for which he was directly responsible. In recognition of the additional duties assumed by Mr. D'Arezzo in connection with his appointment to be our Interim CEO, Mr. D'Arezzo received an additional payment of $50,000 from us in February 2008. In March 2008, the Compensation Committee approved two additional future quarterly payments of $50,000 each to Mr. D'Arezzo, payable upon the attainment by us of the first and second quarter 2008 Adjusted FIFO EBITDA targets, provided that in the case of the second fiscal quarter, Mr. D'Arezzo served as our Interim CEO for at least one day of that fiscal period. On May 6, 2008, Mr. D'Arezzo received his second $50,000 payment because we had achieved our first quarter 2008 Adjusted FIFO EBITDA target. We did not achieve the second quarter 2008 Adjusted FIFO EBITDA target and, accordingly, did not disburse the remaining payment to Mr. D'Arezzo.

        Prior to his appointment as our interim CEO, Mr. D'Arezzo was a Senior Vice President and our Chief Marketing Officer. Mr. D'Arezzo continued in those roles during the period in which he served as our Interim CEO. On April 2, 2008, Mr. Lederer was appointed our CEO and Mr. D'Arezzo returned to his responsibilities as Senior Vice President and Chief Marketing Officer.

        As previously disclosed, Mr. D'Arezzo resigned on April 17, 2008. Mr. D'Arezzo was not entitled to receive any further salary, bonuses, benefits or severance after his date of resignation, except for two special incentive payments that were contingent upon us achieving our first and second quarter of 2008 Adjusted FIFO EBITDA targets. On May 6, 2008, Mr. D'Arezzo received his initial $50,000 payment because we had achieved our first quarter 2008 Adjusted FIFO EBITDA target. We were not required to make Mr. D'Arezzo's final special incentive payment because we did not achieve our second quarter of 2008 Adjusted FIFO EBITDA target.

        Mr. D'Arezzo joined us on March 1, 2006 in the role of Senior Vice President and Chief Marketing Officer. The terms of Mr. D'Arezzo's employment letter established his annual base salary as well as any other compensation or benefits terms.

        The following table provides Mr. D'Arezzo's historical annual base salary, MIP awards earned, stock option grants and other special incentive awards for fiscal years 2008, 2007 and 2006:

Fiscal Year	Annual Base Salary(1)	MIP Awards(2)	Stock Option Grants(3)	Special Incentive Awards(4)
2008	$493,000	$—	—	$100,000
2007	$478,500	$215,325	23,000	$—
2006	$460,000	$177,100	13,000	$—

(1)
Such amounts represent the annual base salary provided for in Mr. D'Arezzo's employment letter or as approved by the Compensation Committee. For the salary earned by Mr. D'Arezzo during each fiscal year, see the Summary Compensation Table for Fiscal Year 2008.

(2)
Mr. D'Arezzo's MIP awards were based on an annual MIP opportunity of between 0% and 75% of base salary, with a target of 50% of base salary. The fiscal year 2007 MIP award represents 90% of Mr. D'Arezzo's target award and was based on our achieving the upper range of the targeted Adjusted FIFO EBITDA goal for fiscal year 2007 and the determination that Mr. D'Arezzo had achieved his MIP personal objectives for 2007. The fiscal year 2006 MIP award represents 100% of Mr. D'Arezzo's target award and was based on our achieving the targeted Adjusted FIFO

  EBITDA goal for fiscal year 2006 and the determination that Mr. D'Arezzo had achieved his MIP personal objectives for 2006. Mr. D'Arezzo's fiscal year 2006 MIP award was pro-rated to reflect the amount of time he was employed by us during the year.

(3)
Mr. D'Arezzo's option grants were based on his level of responsibility as Senior Vice President and Chief Marketing Officer, his potential contribution to the long-term objectives of the organization, his existing level of compensation and the achievement of certain performance level benchmarks as described within the Long-term Incentive Awards section within the Compensation Discussion & Analysis above.

  Mr. D'Arezzo resigned effective as of April 17, 2008 and his unvested stock options were cancelled on the date of his resignation. Mr. D'Arezzo's vested stock options expired unexercised on July 16, 2008.

(4)
In February 2008, in recognition of the additional duties assumed by Mr. D'Arezzo in connection with his appointment to be our Interim CEO, Mr. D'Arezzo received an additional payment of $50,000 from us. In March 2008, the Compensation Committee approved two additional future quarterly payments of $50,000 each to Mr. D'Arezzo, payable upon the attainment by us of the first and second quarter 2008 Adjusted FIFO EBITDA targets, provided that in the case of the second fiscal quarter, Mr. D'Arezzo must have served as our Interim CEO for at least one day of that fiscal period. On May 6, 2008, Mr. D'Arezzo received his second $50,000 payment because we had achieved our first quarter 2008 Adjusted FIFO EBITDA target. We did not achieve the second quarter 2008 Adjusted FIFO EBITDA target and, accordingly, did not disburse the remaining payment to Mr. D'Arezzo.

Former CEO Employment Arrangements

        Mr. Dreiling was our President and CEO from November 21, 2005 through January 18, 2008. Mr. Dreiling joined us as President and Chief Executive Officer on November 21, 2005 and was appointed as Chairman of the Board of Directors on March 26, 2007. As previously disclosed, Mr. Dreiling resigned as our chief executive officer and chairman effective as of January 18, 2008. Mr. Dreiling was not entitled to receive any additional salary, bonuses, benefits or severance after his date of resignation. In addition, Mr. Dreiling forfeited unvested stock options. This discussion reflects Mr. Dreiling's employment arrangement with us during fiscal years 2008, 2007 and 2006, prior to his resignation.

        The following table provides Mr. Dreiling's historical annual base salary, MIP awards earned, stock option grants and other special incentive awards for fiscal years 2008, 2007 and 2006:

Fiscal Year	Annual Base Salary(1)	MIP Awards(2)	Stock Option Grants(3)	Special Incentive Awards(4)
2008	N/A	$—	—	$—
2007	$875,000	$—	11,000	$—
2006	$825,000	$825,000	150,363	$330,000

(1)
Such amounts represent the annual base salary provided for in Mr. Dreiling's employment letter or as approved by the Compensation Committee. An annual base salary for fiscal year 2008 was not approved for Mr. Dreiling since he resigned on January 18, 2008. For the salary earned by Mr. Dreiling during each fiscal year, see the Summary Compensation Table for Fiscal Year 2008.

(2)
Mr. Dreiling was eligible for an annual MIP opportunity ranging from 50% to 150% of his base salary; provided, however, that Mr. Dreiling's annual MIP award for fiscal year 2006 was guaranteed at no less than 100% of his base salary, subject to his remaining employed by us on the date that 2006 annual bonuses were paid to other senior executives. Mr. Dreiling received this MIP award of $825,000 on April 5, 2007. The actual annual bonus paid to Mr. Dreiling could have been as high as 150% of his annual base salary, had we achieved 105% of our pre-determined internal Adjusted FIFO EBITDA target (as set forth in the employment agreement). Since Mr. Dreiling resigned on January 18, 2008, he was not eligible for a MIP award for fiscal years 2008 or 2007.

(3)
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

  On December 31, 2006, Mr. Dreiling was granted an additional 11,000 stock options. The stock options are discussed within the Long-term Incentive Awards section within the Compensation Discussion & Analysis above.

  Mr. Dreiling resigned effective as of January 18, 2008 and his unvested stock options were cancelled on the date of his resignation. Mr. Dreiling's vested stock options expired unexercised on April 17, 2008.

(4)
On February 17, 2006, in accordance with the conditions set forth in his employment agreement, upon completion of 90 days of employment, we paid Mr. Dreiling a one-time bonus of $330,000.

        On January 18, 2008, in connection with Mr. Dreiling's resignation, 116,254 unvested stock options (representing a combination of service-based and performance-based options) expired unexercised. The remaining 45,109 service-based stock options, which had vested during his period of employment with us, expired unexercised on April 17, 2008.

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

Senior Vice President and Vice President Arrangements

        We believe that our success depends to a significant extent upon the efforts and abilities of our named executive officers and others within our Senior Vice President and Vice President Management group. At December 27, 2008, we had six Senior Vice Presidents and ten Vice Presidents. We named a seventh Senior Vice President in January 2009. This section provides historical compensation data for our Senior Vice Presidents and the Vice President who are also named executive officers.

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

        Mr. Henry has been our Chief Financial Officer since July 30, 2004. The following table provides Mr. Henry's historical annual base salary, MIP awards earned, stock option grants and other special incentive awards for fiscal years 2008, 2007 and 2006:

Fiscal Year	Annual Base Salary(1)	MIP Awards(2)	Stock Option Grants(3)	Special Incentive Awards(4)
2008	$460,000	$—	—	$138,000
2007	$447,000	$402,300	11,400	$—
2006	$430,000	$430,000	—	$75,000

(1)
Such amounts represent Mr. Henry's annual base salary as approved by the Compensation Committee. For the salary earned by Mr. Henry during each fiscal year, see the Summary Compensation Table for Fiscal Year 2008.

(2)
Mr. Henry's MIP awards were based on an annual MIP opportunity of between 0% and 150% of base salary, with a target of 100% of base salary. The fiscal year 2007 MIP award represents 90% of Mr. Henry's target award and was based on our achieving the upper range of the targeted Adjusted FIFO EBITDA goal for fiscal year 2007 and the determination that Mr. Henry had achieved his MIP personal objectives for 2007. The fiscal year 2006 MIP award represents 100% of Mr. Henry's target award and was based on our achieving the targeted Adjusted FIFO EBITDA goal for fiscal year 2006 and the determination that Mr. Henry had achieved his MIP personal objectives for 2006.

(3)
On December 31, 2006, Mr. Henry was granted 11,400 stock options. The stock options are discussed within the Long-term Incentive Awards section within the Compensation Discussion & Analysis above.

(4)
In March 2009, the Compensation Committee authorized us to make discretionary incentive awards. Mr. Henry's approved award represents 30% of his original MIP target award. The 2008 awards are expected to be paid in April 2009.

  Mr. Henry received a retention bonus of $75,000 in fiscal year 2006.

        Mr. Ray was our Senior Vice President in charge of Pharmacy Operations from March 2004 to September 2008. The following table provides Mr. Ray's historical annual base salary, MIP awards earned, stock option grants and other special incentive awards for fiscal years 2008, 2007 and 2006:

Fiscal Year	Annual Base Salary(1)	MIP Awards(2)	Stock Option Grants(3)	Special Incentive Awards(4)
2008	$460,000	$—	—	$—
2007	$447,000	$402,300	16,400	$—
2006	$430,000	$344,000	—	$75,000

(1)
Such amounts represent Mr. Ray's annual base salary as approved by the Compensation Committee. For the salary earned by Mr. Ray during each fiscal year, see the Summary Compensation Table for Fiscal Year 2008.

(2)
Mr. Ray's MIP awards were based on an annual MIP opportunity of between 0% and 150% of base salary, with a target of 100% of base salary. The fiscal year 2007 MIP award represents 90% of Mr. Ray's target award and was based on our achieving the upper range of the targeted Adjusted FIFO EBITDA goal for fiscal year 2007 and the determination that Mr. Ray had achieved his MIP personal objectives for 2007. The fiscal year 2006 MIP award represents 80% of Mr. Ray's target award and was based on our achieving the targeted Adjusted FIFO EBITDA goal for fiscal year 2006.

(3)
On December 31, 2006, Mr. Ray was granted 16,400 stock options. The stock options are discussed within the Long-term Incentive Awards section within the Compensation Discussion & Analysis above.

  Mr. Ray resigned effective as of September 18, 2008 and his unvested stock options were cancelled on the date of his resignation. Mr. Ray's vested stock options expired unexercised on December 17, 2008.

(4)
Mr. Ray received a retention bonus of $75,000 in fiscal year 2006.

        Ms. Bergman was our Vice President and General Counsel from July 2002 to December 2005, at which point she was promoted to Senior Vice President. The following table provides Ms. Bergman's historical annual base salary, MIP awards earned, stock option grants and other special incentive awards for fiscal years 2008, 2007 and 2006:

Fiscal Year	Annual Base Salary(1)	MIP Awards(2)	Stock Option Grants(3)	Special Incentive Awards(4)
2008	$375,000	$—	—	$98,053
2007	$364,000	$327,600	21,500	$—
2006	$350,000	$350,000	—	$—

(1)
Such amounts represent Ms. Bergman's annual base salary as approved by the Compensation Committee. For the salary earned by Ms. Bergman during each fiscal year, see the Summary Compensation Table for Fiscal Year 2008.

(2)
Ms. Bergman's MIP awards for 2007 and 2006 were based on an annual MIP opportunity of between 0% and 150% of base salary, with a target of 100% of base salary. The fiscal year 2007 MIP award represents 90% of Ms. Bergman's target award and was based on our achieving the upper range of the targeted Adjusted FIFO EBITDA goal for fiscal year 2007 and the determination that Ms. Bergman had achieved her MIP personal objectives for 2007. The fiscal year 2006 MIP award represents 100% of Ms. Bergman's target award and was based on our achieving the targeted Adjusted FIFO EBITDA goal for fiscal year 2006 and the determination that Ms. Bergman had achieved her MIP personal objectives for 2006.

(3)
On December 31, 2006, Ms. Bergman was granted 21,500 stock options. The stock options are discussed within the Long-term Incentive Awards section within the Compensation Discussion & Analysis above.

  Ms. Bergman resigned on November 14, 2008. Under the terms of Ms. Bergman's letter of resignation, already-vested options to purchase 3,225 shares of our common stock that were granted to Ms. Bergman in 2006 will remain exercisable until December 31, 2009, and unvested options to purchase a further 3,225 shares of the registrant's common stock that were granted in 2006 will continue to vest and be exercisable until December 31, 2009; all other options granted to Ms. Bergman will be treated in the manner specified in her employment letter.

(4)
In March 2009, the Compensation Committee authorized us to make discretionary incentive awards. Under the terms of Ms. Bergman's letter of resignation; she will receive a pro-rata award for fiscal year 2008 based the portion of the year during which she was employed by us. The 2008 awards are expected to be paid in April 2009.

        Mr. Newsom joined us as Senior Vice President—Store Operations on January 31, 2006. Prior to fiscal year 2008, Mr. Newsom was not a named executive officer. The following table provides

Mr. Newsom's annual base salary, MIP awards earned, stock option grants and other special incentive awards for fiscal year 2008:

Fiscal Year	Annual Base Salary(1)	MIP Awards	Stock Option Grants	Special Incentive Awards(2)
2008	$460,000	$—	—	$138,000

(1)
Such amount represents Mr. Newsom's annual base salary as approved by the Compensation Committee. For the salary earned by Mr. Newsom during the fiscal year, see the Summary Compensation Table for Fiscal Year 2008.

(2)
In March 2009, the Compensation Committee authorized us to make discretionary incentive awards. Mr. Newsom's approved award represents 30% of his original MIP target award. The 2008 awards are expected to be paid in April 2009.

        Mr. Scarfone joined us as Senior Vice President—Human Resources and Administration on September 11, 2006. Prior to fiscal year 2008, Mr. Scarfone was not a named executive officer. The following table provides Mr. Scarfone's annual base salary, MIP awards earned, stock option grants and other special incentive awards for fiscal year 2008:

Fiscal Year	Annual Base Salary(1)	MIP Awards	Stock Option Grants	Special Incentive Awards(2)
2008	$300,000	$—	—	$90,000

(1)
Such amount represents Mr. Scarfone's annual base salary as approved by the Compensation Committee. For the salary earned by Mr. Scarfone during the fiscal year, see the Summary Compensation Table for Fiscal Year 2008.

(2)
In March 2009, the Compensation Committee authorized us to make discretionary incentive awards. Mr. Scarfone's approved award represents 30% of his original MIP target award. The 2008 awards are expected to be paid in April 2009.

        Mr. Storch joined us as on March 1, 2005 and served as our Vice President—Pharmacy Marketing and Benefits Management until his death on February 11, 2009. Prior to fiscal year 2008, Mr. Storch was not a named executive officer. The following table provides Mr. Storch's annual base salary, MIP awards earned, stock option grants and other special incentive awards for fiscal year 2008:

Fiscal Year	Annual Base Salary(1)	MIP Awards	Stock Option Grants	Special Incentive Awards(2)
2008	$321,500	$—	—	$48,150

(1)
Such amount represents Mr. Storch's annual base salary as approved by the Compensation Committee. For the salary earned by Mr. Storch during the fiscal year, see the Summary Compensation Table for Fiscal Year 2008.

(2)
In March 2009, the Compensation Committee authorized us to make discretionary incentive awards. Mr. Storch's approved award represents 30% of his original MIP target award. The 2008 awards are expected to be paid in April 2009.

Management Stock Option Plan

        Our board of directors adopted the Duane Reade Holdings, Inc. Management Stock Option Plan, referred to in this report as the "2004 Option Plan," which became effective on the date the Acquisition was completed. The 2004 Option Plan is administered by the Compensation Committee. Any officer, employee, director or consultant of Duane Reade Holdings or any of its subsidiaries or affiliates is eligible to be designated a participant under the 2004 Option Plan. On November 21, 2005, we amended the 2004 Option Plan so that options in respect of a maximum of 370,293 shares of our common stock (on a fully diluted basis) may be granted under the 2004 Option Plan. On March 27, 2007, we again amended the 2004 Option Plan so that options in respect of a maximum of 575,893 shares of our common stock (on a fully diluted basis) may be granted under the 2004 Option Plan.

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

        The following table provides information about all equity compensation awards held by the named executive officers at December 27, 2008:

OUTSTANDING EQUITY AWARDS AT END OF FISCAL YEAR 2008

	Option Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
John A. Lederer(1)	04/02/08	—	165,000	$100	04/02/18
David W. D'Arezzo(2)	12/30/06	—	—	$100	12/30/16
	03/20/06	—	—	$100	03/20/16
Richard W. Dreiling(3)	12/30/06	—	—	$100	12/30/16
	11/21/05	—	—	$100	11/21/15
Michelle D. Bergman(4)(10)	12/30/06	6,450	—	$100	12/30/16
	07/30/04	6,800	—	$100	07/30/14
John K. Henry(5)(10)	12/30/06	3,534	7,866	$100	12/30/16
	07/30/04	24,480	6,120	$100	07/30/14
Charles R. Newsom(6)(10)	12/31/06	7,130	15,870	$100	12/30/16
	02/13/06	5,200	7,800	$100	02/13/16
Jerry M. Ray(7)	12/30/06	—	—	$100	12/30/16
	07/30/04	—	—	$100	07/30/14
Vincent A. Scarfone(8)(10)	12/30/06	4,650	10,350	$100	12/30/16
	09/11/06	5,200	7,800	$100	09/11/16
Robert M. Storch(9)(10)	12/30/06	1,395	3,105	$100	12/30/16

(1)
Mr. Lederer received an initial grant of 165,000 options on April 2, 2008 in connection with his joining us. Sixty percent of the options will vest ratably in annual installments on each of April 2, 2009, April 2, 2010, April 2, 2011 and April 2, 2012, subject to Mr. Lederer's continued employment, and 40% of the options will vest based on achievement of performance targets by the Company. Fifty percent of the performance portion of Mr. Lederer's options will vest if and when our principal shareholder, Oak Hill, receives at least a 1.5x cash-on-cash return on its July 2004 investment in the Company, and the remaining 50% will vest if and when Oak Hill receives at least a 2x cash-on-cash return on its July 2004 investment in the Company, subject to Mr. Lederer's continued employment through the date of any such return.

(2)
Mr. D'Arezzo resigned on April 17, 2008 and forfeited all unvested stock options on the date of his resignation. His remaining vested stock options expired unexercised on July 16, 2008.

(3)
Mr. Dreiling resigned on January 18, 2008 and forfeited all unvested stock options on the date of his resignation. His remaining vested stock options expired unexercised on April 17, 2008.

(4)
Ms. Bergman resigned on November 14, 2008. Under the terms of Ms. Bergman's letter of resignation, already-vested options to purchase 3,225 shares of our common stock that were granted to Ms. Bergman in 2006 will remain exercisable until December 31, 2009, and unvested options to purchase a further 3,225 shares of the registrant's common stock that were granted in 2006 will continue to vest and be exercisable until December 31, 2009; all other options granted to Ms. Bergman will be treated in the manner specified in her employment letter.

(5)
Mr. Henry received an initial grant of 30,600 options on July 30, 2004 in connection with the completion of the Acquisition by Oak Hill. These options are service-based and vest in equal 20% increments on each of the first through fifth anniversaries of the grant date. Mr. Henry received an additional grant of 11,400 stock options on December 31, 2006. The terms of this stock option grant are described within the Long-term Incentive Awards section above. The vesting terms are described in Note 10 below.

(6)
Mr. Newsom received an initial grant of 13,000 options on February 13, 2006 in connection with the commencement of his employment with us. These options are service-based and vest in equal 20% increments on each of the first through fifth anniversaries of the grant date. Mr. Newsom received an additional grant of 23,000 stock options on December 31, 2006. The terms of this stock option grant are described within the Long-term Incentive Awards section above. The vesting terms are described in Note 10 below.

(7)
Mr. Ray resigned on September 18, 2008 and forfeited all unvested stock options on the date of his resignation. His remaining vested stock options expired unexercised on December 17, 2008.

(8)
Mr. Scarfone received an initial grant of 13,000 options on September 11, 2006 in connection with the commencement of his employment with us. These options are service-based and vest in equal 20% increments on each of the first through fifth anniversaries of the grant date. Mr. Scarfone received an additional grant of 15,000 stock options on December 31, 2006. The terms of this stock option grant are described within the Long-term Incentive Awards section above. The vesting terms are described in Note 10 below.

(9)
Mr. Storch received a grant of 4,500 stock options on December 31, 2006. The terms of this stock option grant are described within the Long-term Incentive Awards section above. Mr. Storch passed away on February 11, 2009. On that date, a pro-rata portion of the next following tranche of his service-based options vested and his remaining unvested service-based options were cancelled. His unvested performance-based options were also cancelled. Mr. Storch's vested service and performance-based options shall remain exercisable by Mr. Storch's surviving spouse or estate until February 11, 2010.

(10)
The options granted on December 31, 2006 include two components: 1) 60% of the options are service-based with vesting that occurs in 25% increments on each of the first through fourth anniversary dates and 2) 40% of the options are performance-based with vesting subject to our achieving certain minimum annual financial performance levels for fiscal years 2006 through 2010. The performance component also includes a provision to "catch up" missed annual performance vesting based upon achievement of minimum cumulative financial performance levels. Such performance levels are based on internal Adjusted FIFO EBITDA performance with annual vesting potential of 20% for each of the fiscal years 2006 through 2010. The performance options' threshold performance was achieved for 2006 through 2008. Future annual improvements required to achieve performance vesting are an average of approximately 16% annually. The options have a life of ten years and have been granted with an exercise price of $100.00 per share.

Senior Vice President Phantom Stock

        The following discussion of senior vice president phantom stock, which we refer to as "SVP phantom stock," relates to shares of phantom stock which became fully vested on July 30, 2006.

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

        Each of Messrs. Henry and Ray entered into an award agreement under the Phantom Stock Plan under which he was awarded a specific number of shares of SVP phantom stock. References to awards are references to the total number of shares of SVP phantom stock granted to a particular senior vice president. This was a one time award of phantom stock to the senior vice presidents, and no other awards of phantom stock have been or are expected to be made. Each share of SVP phantom stock corresponds to a share of our common stock. The SVP phantom stock awards vested ratably over a two year period, subject to partial acceleration upon a change of control. As amended to comply with Section 409A of the Internal Revenue Code (the "Code"), Mr. Ray's award will be settled (or paid) in shares of our common stock on the earlier of either a change in control that meets the requirements of Section 409A of the Code or July 1, 2009. As amended to comply with Section 409A of the Code, Mr. Henry's award will be settled in cash or cash equivalents (or paid in common stock) on the earlier of either (a) a change in control that meets the requirements of Section 409A of the Code or (b) the later of July 1, 2009 or separation from service.

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

OPTION EXERCISES AND STOCK AWARDS VESTED IN 2008

        There were no options exercised by any of the named executive officers in fiscal year 2008. In fiscal year 2008, there were no stock awards which vested.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL FOR 2008

        The following table describes the potential payments upon termination of employment or a change in control of Duane Reade for each of the named executive officers employed by us on December 27, 2008.

Benefits and Payments Upon Termination	Voluntary Termination	Termination for Cause or without Good Reason	Termination without Cause or for Good Reason prior to Change in Control	Termination without Cause or for Good Reason after Change in Control	Death
John A. Lederer
Severance Payment(1)	$—	$—	$3,541,694	$3,541,694	$—
Value of Stock Options(2)	—	—	—	—	—
Incentive Plan	—	—	616,154	616,154	616,154
Benefits(3)(11)	69,231	69,231	76,263	76,263	76,263

Total	$69,231	$69,231	$4,234,111	$4,234,111	$692,417
John K. Henry
Severance Payment(5)	$—	$—	$460,000	$460,000	$—
Value of Stock Options(2)	—	—	—	—	—
Value of Phantom Shares(7)	—	—	—	—	—
Transaction Bonus Award(10)	—	—	—	750,000	—
Incentive Plan	—	—	138,000	138,000	—
Benefits(5)(11)	35,385	35,385	35,385	35,385	35,385

Total	$35,385	$35,385	$633,385	$1,383,385	$35,385
Charles R. Newsom
Severance Payment(6)	$—	$—	$920,000	$920,000	$—
Value of Stock Options(2)	—	—	—	—	—
Transaction Bonus Award(10)	—	—	—	600,000	—
Incentive Plan	—	—	138,000	138,000	—
Benefits(4)(11)	35,385	35,385	35,385	35,385	35,385

Total	$35,385	$35,385	$1,093,385	$1,693,385	$35,385
Vincent A. Scarfone
Severance Payment(8)	$—	$—	$300,000	$300,000	$—
Value of Stock Options(2)	—	—	—	—	—
Transaction Bonus Award(10)	—	—	—	600,000	—
Incentive Plan	—	—	90,000	90,000	—
Benefits(9)(11)	25,086	25,086	25,086	25,086	25,086

Total	$25,086	$25,086	$415,086	$1,015,086	$25,086

Benefits and Payments Upon Termination	Voluntary Termination	Termination for Cause or without Good Reason	Termination without Cause or for Good Reason prior to Change in Control	Termination without Cause or for Good Reason after Change in Control	Death
Robert M. Storch
Severance Payment(8)	$—	$—	$321,500	$321,500	$—
Value of Stock Options(2)	—	—	—	—	—
Transaction Bonus Award(10)	—	—	—	150,000	—
Incentive Plan	—	—	48,150	48,150	—
Benefits(4)(11)(12)	24,731	24,731	24,731	24,731	24,731

Total	$24,731	$24,731	$394,381	$544,381	$24,731

(1)
Mr. Lederer joined us as CEO on April 2, 2008. As defined in Mr. Lederer's employment contract, if Mr. Lederer is terminated for cause or resigns without good reason (as those terms are defined in the employment agreement, summarized under "Chief Executive Officer Employment Arrangements", above); he will receive any accrued but unpaid base salary, vacation and business expenses. If Mr. Lederer's employment terminates due to death or disability (as defined in the employment agreement), he will receive any accrued and unpaid base salary plus continuation of salary for up to six months (until he becomes eligible for long-term disability coverage, in the case of disability), plus any earned but unpaid prior year's bonus, together with a pro rata bonus for the year of termination, and any unpaid guaranteed bonus for 2008.

If Mr. Lederer is terminated without cause or resigns for good reason, he will receive any earned but unpaid base salary, any earned but unpaid annual bonus, the guaranteed minimum fiscal 2008 annual bonus if not already paid plus cash severance equal to 24 months of base salary whose present value would be paid in a single lump sum, plus two times a severance bonus paid ratably for 24 months in accordance with our regular payroll practices. If Mr. Lederer's employment terminates before the fiscal year 2008 annual bonus is determined, the severance bonus would be $900,000. If his employment terminates on or after the fiscal year 2008 annual bonus is determined but before the fiscal year 2009 annual bonus is determined, his severance bonus would be equal to the fiscal year 2008 annual bonus (without regard to the guaranteed minimum fiscal year 2008 annual bonus). If Mr. Lederer's termination occurs on or after the determination of the fiscal year 2009 annual bonus, the severance bonus would be the average of the two annual bonuses paid before the termination of his employment (without regard to the guaranteed minimum fiscal year 2008 annual bonus).

The amounts reflected in the table represent twice the sum of (i) twice the current fiscal year 2008 annual base salary and (ii) the present value of twice the current fiscal year 2008 annual base salary. The present value calculation utilized a 3.25% discount rate.

(2)
Based upon the exercise price of $100.00 per share and a December 27, 2008 valuation of our equity fair value, the stock options are considered to have no intrinsic value. Upon a termination "without cause," all unvested stock options will be immediately forfeited. If the executive is terminated for "cause," he or she will only be entitled to any unpaid salary and unused vacation earned through the termination date. All stock options, whether or not vested, shall be immediately forfeited upon the termination date. Terminations resulting from a change in control are deemed to occur "without cause," and will result in the immediate vesting of all service-based stock options, whether or not previously vested.

(3)
As defined in Mr. Lederer's employment letter, upon termination at December 27, 2008, he would be entitled to receive payment for: (i) accrued but unpaid salary through the date of termination ($34,615) and (ii) reimbursement for all properly documented business expenses incurred through the date of termination ($0). In addition, the table assumes we would pay Mr. Lederer for two weeks of unused vacation time. If Mr. Lederer's employment is terminated by us without cause or by him for good reason, he will be entitled to medical coverage for 24 months ($7,032). While not reflected in the above table, if Mr. Lederer were to become disabled, he would be entitled to a maximum benefit of half his annual base salary, or $450,000 at December 27, 2008.

(4)
Includes the accrued but unpaid salary through the date of termination ($12,365), as well as two weeks of unused vacation time ($12,365).

(5)
As defined in Mr. Henry's employment letter, upon termination, he would be entitled to receive payment for: (i) accrued but unpaid salary through the date of termination ($17,692) and (ii) reimbursement for all properly documented business expenses incurred through the date of termination ($0). In addition, the table assumes we would pay Mr. Henry for two weeks of unused vacation time. If Mr. Henry's employment is terminated by us without cause or by him for good reason, he will be entitled to a severance payment to be paid over 12 months equal to his prior 12 months' base salary.

(6)
Represents two years of the named executive's fiscal year 2008 annual base salary.

(7)
Represents the value of the 100% vested portion of the named individual's Phantom Share ownership. Based upon the December 27, 2008 valuation of our equity fair value, the Phantom Shares are considered to have no value at December 27, 2008.

(8)
Represents one year of the named executive's fiscal year 2008 annual base salary.

(9)
Includes the accrued but unpaid salary through the date of termination ($11,538), two weeks of unused vacation time ($11,538) and reimbursement for all properly documented business expenses incurred through the date of termination ($2,009).

(10)
On February 1, 2007 we entered into Transaction Bonus Award agreements with the named executive officers and other members of senior management under which these executives may receive a transaction bonus if they are employed by us on the date on which we are sold. Such Transaction Bonus Awards are payable in cash, at specified amounts, and are to be reduced by the value at the time of such sale (determined based on the price per share of our common stock to be received by our stockholders in connection with the sale) of any unexercised stock options granted under the 2004 Option Plan. These Transaction Bonus Awards are only payable in the event that we are sold on or prior to December 31, 2010. The table assumes that on December 27, 2008, the conditions for the Transaction Bonus Award are present.

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

(12)
Mr. Storch passed away on February 11, 2009. As indicated in note 11 above, we provide Company-paid life insurance to each of our executive officers. Any life insurance proceeds paid to Mr. Storch's surviving spouse or estate would be paid by the insurance provider.

        The following table describes the potential payments upon termination of employment or a change in control of Duane Reade for each of the named executive officers no longer employed by us on December 27, 2008.

Benefits and Payments Upon Termination	Voluntary Termination	Termination for Cause or without Good Reason	Termination without Cause or for Good Reason prior to Change in Control	Termination without Cause or for Good Reason after Change in Control	Death
Michelle D. Bergman
Severance Payment(1)	$331,731	$331,731	$331,731	$331,731	$331,731
Value of Stock Options(2)	—	—	—	—	—
Incentive Plan(1)	98,053	98,053	98,053	98,053	98,053
Benefits	—	—	—	—	—

Total	$429,784	$429,784	$429,784	$429,784	$429,784
Richard W. Dreiling(3)
Severance Payment	$—	$—	$—	$—	$—
Value of Stock Options	—	—	—	—	—
Incentive Plan	—	—	—	—	—
Benefits	—	—	—	—	—

Total	$—	$—	$—	$—	$—
David W. D'Arezzo(4)
Severance Payment	$—	$—	$—	$—	$—
Value of Stock Options	—	—	—	—	—
Incentive Plan	—	—	—	—	—
Benefits	—	—	—	—	—

Total	$—	$—	$—	$—	$—
Jerry M. Ray(5)
Severance Payment	$—	$—	$—	$—	$—
Value of Stock Options(6)	—	—	—	—	—
Value of Phantom Shares	—	—	—	—	—
Transaction Bonus Award	—	—	—	—	—
Incentive Plan	—	—	—	—	—
Benefits	—	—	—	—	—

Total	$—	$—	$—	$—	$—

(1)
Ms. Bergman resigned on November 14, 2008. Under the terms of Ms. Bergman's letter of resignation, she is entitled to receive severance equal to $375,000 (Ms. Bergman's base salary for the 2008 fiscal year), payable in bi-weekly installments during the one-year period following the termination of her employment. At December 27, 2008, installments totaling $331,731 remain to be paid to Ms. Bergman.

In addition to her severance pay, Ms. Bergman is entitled to receive a pro rata incentive award for the 2008 fiscal year equal to the product of (i) (A) Ms. Bergman's current base salary multiplied by (B) the incentive award percentage used to calculate the 2008 incentive awards of our other Senior Vice Presidents, multiplied by (ii) a fraction, the numerator of which is the number of days elapsed in 2008 through November 3, 2008, and the denominator of which is 366, payable on the date incentive awards are paid to our other Senior Vice Presidents.

(2)
Based upon the exercise price of $100.00 per share and a December 27, 2008 valuation of our equity fair value, the stock options are considered to have no intrinsic value. Upon a termination "without cause," all unvested stock options will be immediately forfeited. If the executive is terminated for "cause," he or she will only be entitled to any unpaid salary and unused vacation earned through the termination date. All stock options, whether or not vested, shall be immediately forfeited upon the termination date. Terminations resulting from a change in control are deemed to occur "without cause," and will result in the immediate vesting of all service-based stock options, whether or not previously vested.

(3)
Mr. Dreiling resigned as our CEO and Chairman effective as of January 18, 2008. Mr. Dreiling was not entitled to receive any further salary, bonus, benefits or severance after the date of his resignation. In addition, Mr. Dreiling's unvested stock options were cancelled on the date of his resignation and his vested stock options expired unexercised on April 17, 2008.

(4)
Mr. D'Arezzo resigned as our SVP and Chief Marketing Officers effective on April 17, 2008. Mr. D'Arezzo was not entitled to receive any further salary, bonuses, benefits or severance after his date of resignation, except for special incentive payments that were contingent upon us achieving our first and second quarter of 2008 Adjusted FIFO EBITDA targets. On May 6, 2008, Mr. D'Arezzo received his initial $50,000 payment because we had achieved our first quarter 2008 Adjusted FIFO EBITDA target. We were not required to make Mr. D'Arezzo's remaining special incentive payment because we did not achieve our second quarter of 2008 Adjusted FIFO EBITDA target.

Mr. D'Arezzo's unvested stock options were cancelled on the date of his resignation and his vested stock options expired unexercised on July 16, 2008.

(5)
Mr. Ray resigned as our SVP of Pharmacy Operations on September 18, 2008. Except for the 100% vested portion of his Phantom Share ownership, Mr. Ray was not entitled to receive any further salary, bonus, benefits or severance after the date of his resignation.

Based on the December 27, 2008 valuation of our equity fair value, the Phantom Shares are considered to have no value at December 27, 2008. Future valuations of our equity fair value may require us to make a payment to Mr. Ray for the Phantom Shares.

(6)
Mr. Ray's unvested stock options were cancelled on the date of his resignation and his vested stock options expired unexercised on December 17, 2008.

John Lederer Severance Arrangements

        Mr. Lederer's employment agreement provides for an initial term of four years. Thereafter, the agreement will continue for consecutive one-year periods unless either we or Mr. Lederer give the other party written notice that the agreement will terminate at the end of such term at least 90 days prior to the end of the initial term or any extension term. If either we or Mr. Lederer choose not to renew the term of the employment agreement, Mr. Lederer will receive any accrued base salary plus accrued but unpaid annual bonus and a pro-rata bonus for the year of termination.

        If Mr. Lederer is terminated by us for cause or he resigns without good reason (as those terms are in his employment agreement and summarized under "Chief Executive Officer Employment Arrangements" above), he will receive any accrued but unpaid base salary, vacation and business expenses. If Mr. Lederer's employment terminates due to death or disability (as defined in the employment agreement), he will receive any accrued and unpaid base salary plus continuation of salary for up to six months (until he becomes eligible for long-term disability coverage, in the case of disability), plus any earned but unpaid prior year's bonus, together with a pro rata bonus for the year of termination, and any unpaid guaranteed bonus for 2008.

        If Mr. Lederer is terminated by us without cause or he resigns for good reason, he will receive any earned but unpaid base salary, any earned but unpaid annual bonus, the guaranteed minimum 2008 annual bonus if not already paid plus cash severance equal to 24 months of base salary whose present value would be paid in a single lump sum, plus two times a severance bonus paid ratably for 24 months in accordance with the our regular payroll practices. If Mr. Lederer's employment terminates before the 2008 annual bonus is determined, the severance bonus would be $900,000. If his employment terminates on or after the date on which the 2008 annual bonus is determined but before the 2009 annual bonus is determined, his severance bonus would be equal to the 2008 annual bonus (without regard to the guaranteed minimum 2008 annual bonus). If Mr. Lederer's termination occurs on or after the date of determination of the 2009 annual bonus, the severance bonus would be the average of the two annual bonuses paid before the termination of his employment (without regard to the guaranteed minimum 2008 annual bonus).

        If Mr. Lederer's employment is terminated by us without cause or by him for good reason within twenty-four months following a change in control (as defined in Mr. Lederer's stock option agreement) that meets the requirements of Section 409A of the Internal Revenue Code, his severance would be paid to him in a single lump sum within 10 days following his termination.

        Mr. Lederer will be subject to customary restrictive covenants, including confidentiality restrictions of unlimited duration, and noncompetition and nonsolicitation restrictions during his employment and for two years following termination of employment for any reason (one year following the end of the employment term by reason of non-renewal).

        If Mr. Lederer's employment is terminated by us without "cause" (as defined in the employment agreement) or if he voluntarily resigns for "good reason" (as defined in the employment agreement and summarized below), then the next installment of his unvested service-based options will immediately vested in full, and all of his options that had already vested would have remained exercisable for one year following his termination; any options that are unvested as of such termination would have been forfeited. Upon termination by us without cause or for good reason, the portion of Mr. Lederer's performance-based option grant that has not vested shall remain outstanding until the six-month anniversary of such termination. To the extent the applicable performance condition has not been attained as of such six-month anniversary, such portion of the performance-based option grant would be forfeited.

        If Mr. Lederer had been discharged by us for "cause," then all of his options, whether vested or unvested, would immediately be forfeited. If Mr. Lederer voluntarily resigned without "good reason," then all of his unvested options would have been forfeited, but his vested options would remain exercisable for 90 days following his termination. If Mr. Lederer's employment with us had terminated due to his death or disability, then a pro-rated portion (based on months of service before his termination) of the next installment of his unvested service-based options would have immediately vested in full, and together with all of his other then vested options, would have remained exercisable for a period of one year from the date of such termination. Any options that had been unvested as of such termination date would be forfeited.

        If a "change in control" (as defined in the stock option agreement and summarized below) had occurred, then Mr. Lederer's service-based options would have vested to the extent necessary for him to exercise his rights pursuant to a "tag along" sale, and to satisfy our rights with respect to a "drag along" sale, and if such "change in control" resulted in the attainment of the applicable performance vesting conditions, all or a portion of his performance-based options would have vested as of the date of the "change in control." The terms and conditions of such "drag along" and "tag along" rights are set forth in the Stockholders and Registration Rights Agreement, dated as of July 30, 2004, among us, our subsidiaries as defined therein, Duane Reade, and any other parties which become parties thereto, to which Mr. Lederer became a party as a condition to the stock option grant, and a copy of which was filed as Exhibit 10.3 to our Form 10-K for the fiscal year ending December 25, 2004. See "Certain Relationships and Related Transactions—Agreements Relating to Duane Reade Holdings—Stockholders and Registration Rights Agreement."

        A "change in control" is defined in Mr. Lederer's stock option agreement as:

  •
  Any independent third party or group other than the Oak Hill investors or an affiliate becoming an owner of at least 50% of the our voting stock and having the right to appoint a majority of the board.

  •
  Any stockholder of the ours (other than the Oak Hill affiliates, Duane Reade Shareholders, LLC or any Subsidiary of Duane Reade Shareholders, LLC) acquiring a greater voting interest than the Oak Hill investor group, and having the right to appoint a majority of the board.

  •
  If we adopt a plan of complete liquidation or sell substantially all our assets to a third party.

  •
  The board adopting a resolution declaring a change in control.

  •
  Any independent third party or group other than the Oak Hill investors or an affiliate having the right to appoint a majority of the board.

  •
  Prior to an initial public offering, the Oak Hill investors failing to designate one or more Oak Hill-related persons to serve on the board.

  •
  Prior to an initial public offering, the Oak Hill investors failing to retain its power to appoint more than 51% of the Board appointable by OH Investor Group.

Senior Vice Presidents and Vice President Severance Arrangements

        The employment of Messrs. Henry and Scarfone is "at will," meaning that either of them or we will be entitled to terminate their employment at any time and for any reason, with or without cause. If the employment of Messrs. Henry or Scarfone is terminated by us without cause or if Mr. Henry terminates his employment for good reason, they will be entitled to a severance payment to be paid over 12 months equal to their prior 12 months' base salary. Messrs. Henry and Scarfone will be subject to restrictive covenants prohibiting them from competing with us in the New York greater metropolitan area and from soliciting our employees, generally during the period in which they are entitled to severance payments. For purposes of their SVP employment letters, "cause" means: (1) the commission of any act of fraud or embezzlement against us or any of our subsidiaries; (2) being convicted of, or pleading guilty to, a felony; (3) intentional misconduct which is materially injurious (or if made public, could be materially injurious) to our reputation or financial interests, including, without limitation, sexual or racial harassment of our employees, employees of our subsidiaries or other persons engaged in business with us or our subsidiaries; (4) material breach of any of our covenants or policies regarding the protection of our business interests including, without limitation, policies addressing confidentiality and non-competition; or (5) failure to follow the lawful instructions of the Board of Directors or CEO after having received prior written notice of such failure and such failure remaining uncorrected after ten days of having received such written notice. For purposes of Mr. Henry's employment letter, "good reason" means: (1) the assignment of any duties materially and adversely inconsistent with their position as Senior Vice President which results in a material and adverse change in their status, office or title with us; (2) a reduction in their salary (as defined in the SVP's employment letter); or (3) a requirement that they relocate more than 20 miles outside the greater New York metropolitan area.

        The employment of Mr. Newsom is "at will," meaning that either he or we will be entitled to terminate his employment at any time and for any reason, with or without cause. In June 2008, the Compensation Committee passed a resolution to amend the severance provisions in Mr. Newsom's employment agreement such that if Mr. Newsom is terminated other than for "cause" between April 1, 2008 and April 1, 2011, he would be entitled to receive severance payments for a period of 24 months following the effective date of such termination. The total amount of Mr. Newson's severance payments in such event will be equal to two times his annual base salary at the rate in effect at the time of termination, payable in bi-weekly installments over a period of 24 months. In the event Mr. Newsom is terminated after April 1, 2011, he will be entitled to receive severance payments for a period of 12 months following the date of such termination. The total amount of Mr. Newson's severance payments in such event will be equal to his annual base salary in effect at the time of termination, payable in bi-weekly installments over a period of 12 months. For purposes of his employment letter, "cause" means (1) a repeated refusal to comply with a lawful directive of the CEO, (2) serious misconduct, dishonesty or disloyalty directly related to the performance of duties for us, which results from a willful act or omission and which is materially injurious to our operations, financial condition or business reputation or any of our significant subsidiaries; (3) being convicted (or entering into a plea bargain admitting criminal guilt) in any criminal proceeding that may have an adverse impact on our reputation and standing in the community; (4) willful and continued failure to substantially perform his duties under his employment letter; or (5) any other material breach of his employment letter. In the event of termination for cause, Mr. Newsom will be entitled to any unpaid salary through the date of termination, plus any earned and accrued unused vacation pay or deferred compensation payments. Mr. Newsom will not be entitled to any other termination-related compensation from us.

        The employment of Mr. Storch was "at will," meaning that either he or we were entitled to terminate his employment at any time and for any reason, with or without cause. Mr. Storch passed away on February 11, 2009. If we had terminated Mr. Storch's employment other than for "cause" (which is defined in Mr. Storch's employment agreement the same way as it was in Mr. Newsom's agreement summarized above), he would have been entitled to severance equal to one-year of salary at his then current salary payable in bi-weekly installments. We provide Company-paid life insurance to each of our executive officers. Any life insurance proceeds paid to Mr. Storch's surviving spouse or estate would be paid by the insurance provider. On February 11, 2009, a pro-rata portion of the next following tranche of Mr. Storch's service-based options vested and his remaining unvested service-based options were cancelled. His unvested performance-based options were also cancelled. Mr. Storch's vested service and performance-based options shall remain exercisable by Mr. Storch's surviving spouse or estate until February 11, 2010.

COMPENSATION OF DIRECTORS

        Our employees who serve as directors do not receive additional compensation for service on the Board of Directors. We also do not compensate directors who are employees or affiliates of Oak Hill for their service as directors. We expect that any independent directors that might be named in the future will receive customary fees for their service as directors. No directors received any such compensation for 2008.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        All of Duane Reade Inc.'s issued and outstanding common stock is held by Duane Reade Holdings, Inc. whose principal address is 440 Ninth Avenue, New York, New York 10001, and is approximately 99% beneficially owned by Oak Hill Capital Partners, L.P., whose principal address is 201 Main Street, Fort Worth, Texas 76102.

        The table below sets forth, as at March 1, 2009, certain information regarding the beneficial ownership of the common stock of Duane Reade Holdings, Inc. by:

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

Shares of Common Stock Beneficially Owned

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Outstanding Shares
Duane Reade Shareholders, LLC(1)	2,594,977	99.2%
OHCP DR Co-Investors 2007 LLC(2)	384,174	12.8
John A. Lederer(3)	44,750	1.7
John K. Henry(4)	30,636	1.2
Charles R. Newsom(5)	20,220	*
Vincent A. Scarfone(6)	13,300	*
Other	100	*
Michael S. Green	—	*
John P. Malfettone	—	*
Andrew J. Nathanson	—	*
Denis J. Nayden	—	*
Tyler J. Wolfram	—	*
All Officers & Directors (9 persons)	108,906	4.0%

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

    (3)
    Mr. Lederer owns 20,000 shares of the common stock of Duane Reade Holdings, Inc., representing, in the aggregate, less than 1% of Duane Reade Holdings, Inc. common stock. Mr. Lederer also owns exercisable options to acquire 24,750 shares and unexercisable options to acquire 140,250 shares of the common stock of Duane Reade

      Holdings, Inc., representing, in the aggregate, an additional 6.3% of Duane Reade Holdings, Inc. common stock.

    (4)
    Mr. Henry owns exercisable options to acquire 30,636 shares and unexercisable options to acquire 11,364 shares of common stock of Duane Reade Holdings, Inc., representing, in the aggregate, approximately 1.6% of Duane Reade Holdings, Inc. common stock.

    (5)
    Mr. Newsom owns exercisable options to acquire 20,220 shares and unexercisable options to acquire 15,780 shares of the common stock of Duane Reade Holdings, Inc., representing, in the aggregate, 1.4% of Duane Reade Holdings, Inc. common stock.

    (6)
    Mr. Scarfone owns exercisable options to acquire 13,300 shares and unexercisable options to acquire 14,700 shares of the common stock of Duane Reade Holdings, Inc., representing, in the aggregate, 1.1% of Duane Reade Holdings, Inc. common stock.

Limited Liability Company Operating Agreement of Duane Reade Shareholders

        A former Chairman and CEO (Mr. Cuti) and members of the investor group entered into an amended and restated limited liability company operating agreement for Duane Reade Shareholders. The amended and restated limited liability company operating agreement sets forth, among other things, the distribution and allocation of the profits and losses of the members of Duane Reade Shareholders, certain membership interest transfer restrictions, including drag-along rights and tag-along rights, and corporate governance provisions regarding the nomination of the managers and officers of Duane Reade Shareholders. The corporate governance provisions generally reflect the percentage ownership of Duane Reade Shareholders by the investor group and the former Chairman and CEO (Mr. Cuti). The limited liability company operating agreement also provides that certain members of the investor group led by Oak Hill have the ability to cause Duane Reade Shareholders to take certain actions in order for it to register common equity securities of Duane Reade Shareholders under the Securities Act, and that the other equity holders of Duane Reade Shareholders may participate in such registration.

        The following table presents information as at December 27, 2008:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a)
Equity compensation plans approved by security holders	—	$0.00	—
Equity compensation plans not approved by security holders	470,134	$100.00	105,759

Total	470,134	$100.00	105,759

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationship with Oak Hill

        Oak Hill Capital Partners, L.P. and certain related entities beneficially own approximately 99% of our common equity. One Managing Director of Oak Hill (Mr. Nayden) and three Partners of Oak Hill (Mr. Wolfram, Mr. Green and Mr. Malfettone) serve as our directors. Those individuals all serve as directors of Duane Reade Inc. as well. We entered into the following agreements with affiliates of Oak Hill:

        Issuance of Preferred Stock and Common Stock Warrants    On March 27, 2007, certain affiliates of Oak Hill Capital Partners L.P. made an equity commitment of $39.4 million in the form of preferred stock and warrants to acquire (on a fully diluted basis) approximately 11% of our common stock at an exercise price of $75.00 per share. The proceeds from this capital infusion were used, in part, to acquire up to six store leases from the Gristedes supermarket chain and to fund certain other capital expenditures. The funds received in respect of this commitment in excess of funds needed for the acquisition were used to fund our normal capital spending, fund new store openings or reduce our outstanding debt. The first portion of this equity commitment of $13.0 million was funded on March 27, 2007. The balance of the $39.4 million commitment, in which certain members of senior management have also elected to participate, was funded on June 28, 2007. The preferred stock has a 12 year mandatory redemption date from the issuance date and provides for an annual cash dividend of 10% payable quarterly subject to being declared by the Board of Directors. To the extent the dividends are not paid in cash, the dividends will cumulate on a quarterly basis to the extent not paid quarterly. Currently we would not be permitted under the agreements governing its indebtedness to pay such dividends in cash. As of December 27, 2008, we have completed the lease acquisitions for six of the former Gristedes locations and have opened new stores at each location. Our agreement with Gristedes has expired and we are not obligated to acquire the remaining two leases.

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

Service Agreement

        We are party to a service agreement with EXLService Holdings, Inc. ("EXL"), an entity that is partially owned by Oak Hill Capital Management, Inc. (an affiliate of Oak Hill Capital Partners, L.P.). EXL is engaged by us to perform internal audit and internal control testing. Our agreement with EXL is terminable by either party. Our payments to EXL totaled approximately $0.6 million, $0.6 million and $0.4 million in 2008, 2007 and 2006, respectively.

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

Management Members' Equity Participation

        Members of our management own options to acquire shares representing in the aggregate approximately 13.3% of the outstanding common stock of Duane Reade Holdings, Inc. on a fully diluted basis. Certain senior vice presidents own phantom stock representing in the aggregate approximately 0.7% of the outstanding common equity of our Company on a fully diluted basis.

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

Preemptive Rights Agreement

        A preemptive rights agreement was entered into among certain Oak Hill entities, Duane Reade Shareholders, Duane Reade Holdings, Inc., Duane Reade Inc. and Mr. Cuti, certain current and former Senior Vice Presidents and certain former officers. The preemptive rights agreement contains, among other things, certain preemptive rights for management, providing that certain equity securities issued by Duane Reade Shareholders or any of its subsidiaries to the members of Duane Reade Shareholders (other than Mr. Cuti) must dilute the interests of all of the parties to the preemptive rights agreement on a proportionate basis. In connection with any such issuance of equity securities, each of Messrs. Cuti, Henry and Ray and the former officers have the right to purchase from the issuing entity a percentage of equity securities being issued equal to their percentage interest (including phantom stock interest) in Duane Reade Holdings, Inc. as of such time (and, in the case of Mr. Cuti, taking into account his interest in Duane Reade Shareholders as of such time). To the extent any such members of management no longer maintain equity interests in Duane Reade Shareholders or any of its subsidiaries, they will cease to be beneficiaries of the preemptive rights agreement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following is a summary of fees recorded by us in fiscal years 2008 and 2007 for professional services rendered by our Independent Registered Public Accounting Firm, KPMG LLP.

Audit Fees

        Our Independent Registered Public Accounting Firm, KPMG LLP, billed us an aggregate of $907,000 and $1,131,000 in fees for professional services rendered in connection with the audits of our financial statements for the fiscal years ended December 27, 2008 and December 29, 2007, respectively, and reviews of the financial statements included in our quarterly reports on Form 10-Q during such fiscal years.

Audit Related Fees

        Our Independent Registered Public Accounting Firm, KPMG LLP, billed us an aggregate of $50,575 and $44,900 in fees for the fiscal years ended December 27, 2008 and December 29, 2007. In both years, these fees were incurred for the annual audit of our 401k benefit plan.

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

Audit Committee Pre-Approval Process, Policies and Procedures

        Our Independent Registered Public Accounting Firm, KPMG LLP, has performed its audit procedures in accordance with pre-approval granted by our Audit Committee. Our Independent Registered Public Accounting Firm has informed the Audit Committee of the scope and nature of each service provided. With respect to the provision of services other than audit and review services, our Independent Registered Public Accounting Firm would bring such services to the attention of our Audit Committee, or one or more members of our Audit Committee to whom the Board of Directors and the Audit Committee have granted authority, prior to commencing such services. Our Independent Registered Accounting Firm did not perform services other than audit and review services during the last two fiscal years.

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
3.4(ii)	By-laws of Duane Reade International, Inc. (incorporated by reference to Exhibit 3.4(ii) to the 1999 10-K).
3.5(i)	Certificate of Incorporation of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(i) to the 1999 10-K).

Exhibit No.	Description
3.5(ii)	By-laws of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(ii) to the 1999 10-K).
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

Exhibit No.	Description
4.5	Intercreditor and Collateral Agency Agreement (relating to the Senior Subordinated Notes), dated as of December 20, 2004, among the Company, Duane Reade, Duane Reade Holdings, Inc., DRI I Inc., Duane Reade International, Inc., Duane Reade Realty, Inc. and U.S. Bank National Association, as collateral agent and indenture trustee (incorporated by reference to Exhibit 10.26 of the Senior Subordinated Notes S-4).
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

Exhibit No.	Description
4.15	Form of Senior Convertible Notes due 2022 (incorporated by reference to Exhibit 4.2 to the Convertible Notes S-3).
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

Exhibit No.	Description
10.12	Amendment No. 2 to the Merger Agreement, dated as of June 13, 2004, by and among Duane Reade Shareholders, LLC, Duane Reade Acquisition Corp. and Duane Reade Inc. (incorporated by reference to Exhibit 2.2 of Duane Reade Inc.'s Form 8-K dated June 14, 2004).
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

Exhibit No.	Description
10.22	Agreement, dated April 1, 2006, between Duane Reade Inc. and Local 340A New York Joint Board, UNITE HERE (incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q of Duane Reade Holdings, Inc. for the period ended April 1, 2006).
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
10.29
Second Amendment to Credit Agreement, dated as of August 04, 2005, by and among Duane Reade, Duane Reade Inc., DRI I Inc., Duane Reade International, Inc., Duane Reade Realty, Inc., Duane Reade Holdings, Inc., the Lenders party thereto, Fleet National Bank, as Issuing Bank and Administrative Agent, Fleet Retail Finance Inc., as Collateral Agent, Congress Financial Corporation, as Documentation Agent, General Electric Capital Corporation, as Syndication Agent and Wells Fargo Retail Finance, LLC, as Syndication Agent and Co-Lead Arranger (incorporated by reference to Exhibit 10.1 of the registrant's current report on Form 8-K, filed on August 15, 2005).
10.30
Letter Agreement, dated January 31, 2006, between Charles Newsom and the Company (incorporated by reference to Exhibit 10.32 of the Annual Report on Form 10-K of Duane Reade Holdings, Inc. for the fiscal year ended December 31, 2005 (the "2005 10-K")).
10.31	Letter Agreement, dated March 1, 2006 between David W. D'Arezzo and the Company (incorporated by reference to Exhibit 10.33 of the 2005 10-K).

Exhibit No.	Description
10.32	Third Amendment to Credit Agreement, dated as of July 7, 2006, among Duane Reade, Duane Reade Inc., DRI I Inc., Duane Reade International, Inc., Duane Reade Realty, Inc., Duane Reade Holdings, Inc. Bank of America, as Issuing Agent and Administrative Agent, Fleet Retail Group, LLC, as Collateral Agent, Wachovia Bank National Association, as Documentation Agent, General Electric Capital Corporation, as Syndication Agent and Wells Fargo Finance, LLC, as Syndication Agent and Co-Lead Arranger (incorporated by reference to Exhibit 10.34 of the Quarterly Report on Form 10-Q of Duane Reade Holdings, Inc. for the period ended July 1, 2006).
10.33
Employment Letter, dated August 29, 2006, between Vincent A. Scarfone and the Company (incorporated by reference to Exhibit 10.35 of the Quarterly Report on Form 10-Q of Duane Reade Holdings, Inc. for the period ended September 30, 2006).
10.34
Purchase Agreement, dated March 27, 2007, between Duane Reade Holdings, Inc. and OHCP DR Co-Investors 2007, LLC (incorporated by reference to Exhibit 1.01(a) of the Company's Form 8-K dated April 4, 2007).
10.35	Warrant to Purchase Shares of Common Stock of Duane Reade Holdings, Inc., dated March 27, 2007 (incorporated by reference to Exhibit 1.01(b) of the Company's Form 8-K dated April 4, 2007).
10.36
Employment Letter, dated August 29, 2006 and effective December 13, 2005, between Michelle D. Bergman and the Company (incorporated by reference to Exhibit 10.37 of Duane Reade Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 30, 2006).
10.37
Fourth Amendment to Credit Agreement, dated September 28, 2007, among the Company, Duane Reade, Duane Reade Inc., Duane Reade Holdings, Inc., DRI I Inc., Duane Reade International, Inc., Duane Reade Realty, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended September 29, 2007).
10.38
Conformed Copy of Employment Agreement by and between John A. Lederer and Duane Reade, Inc. dated as of March 13, 2008, as amended through May 1, 2008 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Duane Reade Holdings, Inc. for the period ended March 29, 2008).
10.39
Nonqualified Stock Option Agreement, dated as of April 2, 2008, between Duane Reade Holdings, Inc. and John A. Lederer 2008 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q of Duane Reade Holdings, Inc. for the period ended March 29, 2008).
10.40**	Conformed Copy of Employment Letter, dated February 27, 2006 and effective March 1, 2006, between Robert Storch and the Company.
10.41**	Amendment to letter agreement, dated June 5, 2008, between Charles R. Newsom and the Company.
10.42**	Employment Letter, dated August 17, 2008 and effective September 28, 2008, between Joseph C. Magnacca and the Company.
10.43**	Employment Letter, dated September 3, 2008 and effective October 6, 2008, between Mark W. Scharbo and the Company.
10.44**	Employment Letter, dated November 9, 2008 and effective December 1, 2008, between Frank V. Scorpiniti and the Company.

Exhibit No.	Description
10.45**	Employment Letter, dated January 9, 2009 and retroactive to January 1, 2009, between Phillip A. Bradley and the Company.
18.1
Preferability letter from KPMG LLP regarding change in accounting for store occupancy costs (incorporated by reference to Exhibit 18.1 of Duane Reade Holdings, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 29, 2007).
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

        Under the date of March 23, 2009, we reported on the consolidated balance sheets of Duane Reade Holdings, Inc. and subsidiaries (the "Company") as of December 27, 2008 and December 29, 2007, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 27, 2008 which are included in the annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted FASB Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" as of December 30, 2007. Also as discussed in Note 1, the Company adopted FASB Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" as of December 30, 2007.

/s/ KPMG LLP

New York, New York
March 23, 2009

Schedule II—Valuation & Qualifying Accounts

Year	Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
2006	Accounts Receivable	$4.0	$2.0	—	$4.0	$2.0
2007	Accounts Receivable	$2.0	$(0.2)	—	$—	$1.8
2008	Accounts Receivable	$1.8	$(0.1)	—	$—	$1.7

(1)
Deductions represent charges against allowances for accounts receivable written off to cost of sales and other expenses

        Schedules for which provision is made in the applicable accounting regulations of the Commission are either not required under the related instructions, are inapplicable or not material or the information called for thereby is otherwise included in the financial statements or footnotes and therefore has been omitted.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 24, 2009

DUANE READE HOLDINGS, INC. (Registrant)
By:	/s/ JOHN K. HENRY John K. Henry Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 24, 2009:

Name	Title

/s/ JOHN A. LEDERER John A. Lederer	Chief Executive Officer, Chairman of the Board of Directors and Director (Principal Executive Officer)
/s/ JOHN K. HENRY John K. Henry	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)
/s/ MICHAEL S. GREEN Michael S. Green	Director
/s/ JOHN P. MALFETTONE John P. Malfettone	Director
/s/ ANDREW J. NATHANSON Andrew J. Nathanson	Director
/s/ DENIS J. NAYDEN Denis J. Nayden	Director
/s/ TYLER J. WOLFRAM Tyler J. Wolfram	Director