Form 10-Q
period 2009-03-28
DUANE READE HOLDINGS INC
filed 2009-05-07
CIK 1279172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 28, 2009

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

Yes ☒                    No ☐*

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐                    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) (check one):

Yes ☐                    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        As of May 5, 2009, there were 2,615,077 shares of common stock issued and outstanding. All but 20,100 shares of the common stock of the registrant are held by its parent.

*
The registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. The registrant is a voluntary filer.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This and other of our public filings or public statements contain forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act and the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. These forward-looking statements relate to future events or our future financial performance with respect to our financial condition, results of operations, business plans and strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products such as private label merchandise, plans and objectives of management, capital expenditures, growth and maturation of our stores and other matters. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential," "pro forma," "seek," or "continue" or the negative of those terms or other comparable terminology. These forward-looking statements are only predictions and such expectations may prove to be incorrect. Some of the things that could cause our actual results to differ substantially from our expectations are:

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

  •
  our ability to successfully execute our business plan;

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

  •
  liability and other claims asserted against us, including the items discussed in Note 12 to the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report;

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

  •
  possible increases in contributions and recorded expense related to our multi-employer pension funds if financial markets decline or asset values in the funds deteriorate, if other employers withdraw from these funds without providing for their share of the liability or should estimates prove to be incorrect;

  •
  the effects of the current economic recession on our customers and the markets we serve, particularly the difficulties in the financial services industry and the general economic downturn that began in the latter half of 2007 and which significantly deteriorated during the fourth quarter of 2008 and the beginning of 2009;

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Duane Reade Holdings, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands)

	13 Weeks Ended
	March 28, 2009	March 29, 2008
Net sales	$444,456	$427,137
Cost of sales (exclusive of depreciation and amortization shown separately below)	307,246	294,445

Gross profit	137,210	132,692
Selling, general and administrative expenses	122,055	117,954
Depreciation and amortization	18,076	17,919
Store pre-opening expenses	47	47
Other expenses	1,404	899

Operating loss	(4,372)	(4,127)
Interest expense, net	11,900	15,906

Loss before income taxes	(16,272)	(20,033)
Income tax expense	939	960

Net loss	$(17,211)	$(20,993)

The accompanying notes are an integral part of these financial statements.

Duane Reade Holdings, Inc.

Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	March 28, 2009	December 27, 2008
ASSETS
Current Assets
Cash	$1,423	$1,430
Receivables, net	52,963	55,783
Inventories	215,445	214,154
Prepaid expenses and other current assets	15,714	13,541

Total Current Assets	285,545	284,908
Property and equipment, net	188,223	186,560
Goodwill	69,510	69,510
Other assets, net	165,359	171,622

Total Assets	$708,637	$712,600

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$98,314	$88,238
Accrued interest	3,854	8,597
Accrued expenses	43,086	52,262
Current portion of debt	153,180	144,642
Current portion of capital lease obligations	5,971	4,485

Total Current Liabilities	304,405	298,224
Long-term debt	405,034	405,033
Capital lease obligations, less current portion	1,282	1,492
Deferred income taxes	28,855	28,440
Redeemable preferred stock and accrued dividends	38,093	36,775
Deferred rent liabilities	56,506	53,084
Other non-current liabilities	38,165	36,253

Total Liabilities	872,340	859,301

Commitments and contingencies (Note 12)
Stockholders' deficit
Preferred stock, $0.01 par; authorized 50,000 shares; issued and outstanding: zero shares at March 28, 2009 and December 27, 2008	—	—
Common stock, $0.01 par; authorized 4,205,600 shares at March 28, 2009 and December 27, 2008; issued and outstanding: 2,615,077 shares at March 28, 2009 and December 27, 2008	26	26
Paid-in capital	256,085	255,867
Accumulated other comprehensive loss	(4,755)	(4,747)
Accumulated deficit	(415,059)	(397,847)

Total Stockholders' Deficit	(163,703)	(146,701)

Total Liabilities and Stockholders' Deficit	$708,637	$712,600

The accompanying notes are an integral part of these financial statements.

Duane Reade Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	13 Weeks Ended
	March 28, 2009	March 29, 2008
Cash flows provided by (used in) operating activities:
Net loss	$(17,211)	$(20,993)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,989	18,831
Deferred income taxes	933	904
Non-cash rent expense	3,422	2,721
Non-cash interest expense attributable to redeemable preferred stock	1,088	2,898
Other non-cash items	219	(153)
Change in operating assets and liabilities:
Receivables	2,820	2,643
Prepaid expenses and other current assets	(2,173)	(283)
Inventories	(1,291)	(2,299)
Accounts payable	10,076	(2,230)
Accrued expenses	(14,445)	(1,849)
Other assets and liabilities, net	1,845	(266)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	4,272	(76)

Cash flows used in investing activities:
Capital expenditures	(9,847)	(7,236)
Lease acquisition, customer file and other costs	(1,840)	(1,705)
Proceeds from sale of assets	—	525

NET CASH USED IN INVESTING ACTIVITIES	(11,687)	(8,416)

Cash flows provided by financing activities:
Borrowings from revolving credit facility	513,905	508,369
Repayments of revolving credit facility	(505,367)	(499,033)
Capital contributions	—	130
Repayments of capital lease obligations	(1,130)	(954)

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,408	8,512

Net increase (decrease) in cash	(7)	20
Cash at beginning of period	1,430	1,380

Cash at end of period	$1,423	$1,400

The accompanying notes are an integral part of these financial statements.

Duane Reade Holdings, Inc.

Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands)

	13 Weeks Ended
	March 28, 2009	March 29, 2008
Net loss	$(17,211)	$(20,993)
Change in fair value of interest rate collar	(8)	(216)

Total Other Comprehensive Loss	(8)	(216)

Total Comprehensive Loss	$(17,219)	$(21,209)

The accompanying notes are an integral part of these financial statements.

Notes to Unaudited Consolidated Interim Financial Statements

(dollars in thousands)

1. Basis of Presentation

        Duane Reade Holdings, Inc. was formed in December 2003 by Oak Hill Capital Partners, LP, a private equity firm ("Oak Hill") in order to acquire Duane Reade Inc. and its subsidiaries (the "Acquisition"). Approximately 99% of the common stock of Duane Reade Holdings, Inc. ("Duane Reade Holdings" or the "Company") is owned by Duane Reade Shareholders, LLC, a parent entity also established to effectuate the Acquisition. The Acquisition was completed on July 30, 2004 through the merger of Duane Reade Acquisition (a wholly-owned subsidiary of Duane Reade Holdings) into Duane Reade Inc. with Duane Reade Inc. being the surviving entity and a wholly-owned subsidiary of Duane Reade Holdings after the merger transaction.

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

        The Company has incurred losses since the Acquisition date due primarily to the additional depreciation and amortization expense relating to the stepped-up fair value of its assets on the Acquisition date, and increased interest expense resulting from Acquisition indebtedness. The Company has an accumulated deficit of $415.1 million at March 28, 2009. The Company has generated positive net cash flows from operations of $4.3 million during the 13 weeks ended March 28, 2009, $44.3 million in fiscal 2008, $19.3 million in fiscal 2007 and $11.6 million in fiscal 2006. The amended asset-based revolving loan facility contains a single fixed charge coverage requirement which only becomes applicable when borrowings exceed 90 percent of the borrowing base, as defined in the agreement governing the amended asset-based revolving loan facility. The Company has never been subject to the financial coverage requirement. Historically, the Company's borrowings have never exceeded 90 percent of the borrowing base, and the Company does not expect to exceed this threshold during the remainder of 2009. If the fixed charge coverage ratio had been in effect during the first quarter of 2009, the Company would have been in full compliance with the covenant.

        The Company intends to refinance its senior floating rate notes due 2010 and senior subordinated notes due 2011 in the amounts of $210 million and $195 million, respectively, prior to their maturity dates. There can be no assurance that such refinancing will actually take place.

        The Unaudited Consolidated Interim Financial Statements included herein reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of operations, financial position, cash flows and comprehensive loss of the Company, and have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company's Annual Consolidated Financial Statements for the year ended December 27, 2008. These Unaudited Consolidated Interim Financial Statements should be read in conjunction with the Company's Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 27, 2008. The Unaudited Consolidated Interim Financial Statements include the assets and operations of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. The results for the interim periods presented are not necessarily indicative of the results expected for the full year.

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

2. Recently Issued Accounting Pronouncements

        In May 2008, the Financial Accounting Standards Board ("FASB") approved FASB Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and the equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods, with the equity component being valued based on the difference between such non-convertible debt borrowing rate and the actual cash interest rate on such convertible debt. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and must be applied retrospectively to all periods presented. The Company adopted FSP APB 14-1 on December 28, 2008, the first day of fiscal 2009, and its adoption did not have a material effect on the consolidated financial statements.

        In April 2008, the FASB issued FASB FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets," which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful lives of recognized intangible assets. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company adopted FSP No. FAS 142-3 on December 28, 2008, the first day of fiscal 2009, and its adoption did not have a material effect on the consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission ("SEC") of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS No. 162 to have a material impact on the preparation of the consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133." The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects on an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008. The Company adopted SFAS No. 161 on December 28, 2008, the first day of fiscal 2009, and its adoption did not have a material effect on the consolidated financial statements.

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

owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company adopted SFAS No. 160 on December 28, 2008, the first day of fiscal 2009, and its adoption did not have a material effect on the consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition), establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the information needed to evaluate and understand the nature and effect of the business combination. This statement applies to all transactions or other events in which the acquirer obtains control of one or more businesses, including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. For new acquisitions made following the adoption of SFAS 141(R), significant costs directly related to the acquisition including legal, audit and other fees, as well as most acquisition-related restructuring, will have to be expensed as incurred rather than included in goodwill as is generally permitted under SFAS No. 141, "Business Combinations." Additionally, contingent purchase price arrangements (also known as earn-outs) will be re-measured to estimated fair value with the impact reported in earnings, whereas under present rules the contingent purchase consideration is recorded to goodwill when determined. Adoption of SFAS No. 141(R) is required for business combinations after December 15, 2008. Early adoption and retroactive application of SFAS No. 141(R) to fiscal years preceding the effective date are not permitted. The Company adopted SFAS No. 141(R) on December 28, 2008, the first day of fiscal 2009, and its adoption did not have a material effect on the consolidated financial statements.

3. Stock-Based Payment

        In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." This statement established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the "modified" prospective transition method. Under that transition method, compensation expense recognized for the thirteen weeks ended March 28, 2009 and March 29, 2008 reflects the vested portion of share-based payments granted on or after January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company has elected to recognize compensation expense on a straight-line basis over the vesting period of the respective options. During the thirteen weeks ended March 28, 2009 and March 29, 2008, the Company recorded pre-tax compensation expense of approximately $217.7 thousand and $33.3 thousand, respectively, attributable to the vested portion of stock options granted after the adoption date.

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

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

3. Stock-Based Payment (Continued)

The Company may grant a maximum of 575,893 shares of its common stock under the 2004 Option Plan.

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

        During the thirteen weeks ended March 28, 2009, there were 23,000 options granted. The weighted-average grant-date fair value of the options granted during the thirteen weeks ended March 28, 2009 was $0. There were no options granted during the thirteen weeks ended March 29, 2008.

        There were no stock options exercised during the first thirteen weeks of either 2009 or 2008.

        The fair value of each option grant issued during the thirteen weeks ended March 28, 2009 was estimated on the date of grant using the lattice-pricing model with the following weighted-average assumptions:

  •
  Expected dividend yield: 0%
  •
  Expected volatility: 41.2%
  •
  Risk-free interest rate: 3.6%
  •
  Expected post-vesting employment termination: 1.9%

        As of March 28, 2009, there was $2.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock-based compensation plan. That cost is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.9 years.

        As of March 28, 2009, a total of 87,699 shares of common stock of the Company were reserved for the issuance of additional stock options. The Company expects to satisfy the exercise of stock options utilizing newly-issued shares.

4. Inventory and Cost of Sales

        At March 28, 2009 and December 27, 2008, inventories, consisting solely of finished goods, would have increased by $3.3 million and $2.4 million, respectively, if they had been valued on a lower of first-in, first-out ("FIFO") cost or market basis instead of a last-in, first-out ("LIFO") basis. Included within cost of sales are all warehouse expenses and distribution costs, except for depreciation and amortization expense which is shown separately on the consolidated statement of operations. The Company reflects promotional allowances from vendors as a reduction of inventory or advertising expense, depending on the nature of the allowance, when such inventory is sold or advertising or promotions have been completed and the related allowances have been earned.

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

5. Exit and Disposal Activities

        In the normal course of its business, the Company closes underperforming locations. In accordance with the provisions of Emerging Issues Task Force Issue No. 95-3, "Recognition of Liabilities in Connection with Purchase Business Combinations" and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the Company establishes reserves for costs to be incurred in connection with such store closings. At March 28, 2009, the balance of this reserve was $5.4 million. This balance will be used primarily for occupancy-related costs in these closed stores.

6. Debt

        Debt is summarized as follows (dollars in thousands):

Description of Instrument	March 28, 2009	December 27, 2008
Current debt:
Asset-based revolving loan facility (1)	$153,180	$144,642

Non-current Debt:
Senior secured floating rate notes due 2010	$210,000	$210,000
9.75% Senior subordinated notes due 2011	195,000	195,000
2.1478% Senior convertible notes due 2022 (2)	34	33

Total Non-current debt	$405,034	$405,033

Total Debt	$558,214	$549,675

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

Asset-Based Revolving Loan Facility

        On July 22, 2004, in connection with the Acquisition, the asset-based revolving loan facility was amended to increase the borrowing capacity to an aggregate principal amount of $250.0 million, subject to an adjusted borrowing base calculation based upon specified advance rates against the value of inventory, pharmacy prescription files and accounts receivable. The original maturity date of the amended asset-based revolving loan facility was July 21, 2008. In August 2005, in conjunction with the issuance of $50.0 million aggregate principal amount of senior secured floating rate notes due 2010, the Company permanently reduced the maximum availability under the amended asset-based revolving loan facility by $25.0 million to $225.0 million. On July 7, 2006, the Company entered into a further amendment to the amended asset-based revolving loan facility to extend its maturity from July 21, 2008 to July 21, 2011, subject to the requirement that the Company refinance or restructure the $210.0 million aggregate principal amount of the senior secured floating rate notes due 2010 on terms

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

6. Debt (Continued)

reasonably acceptable to the administrative agent and at least 120 days prior to the scheduled maturity date. The Company fully intends to refinance or restructure the outstanding principal amounts of its senior secured floating rate notes within the required timeframe, in accordance with the requirements of the third amendment.

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

        Borrowings under the amended facility continue to be primarily LIBOR-based. At March 28, 2009, the amended asset-based revolving loan facility bore interest at a weighted average annual rate of 2.4%.

        At March 28, 2009, there was $153.2 million outstanding under the amended asset-based revolving loan facility, and approximately $57.7 million of remaining availability, net of $9.1 million reserved for outstanding standby letters of credit. The $9.1 million reserved for outstanding letters of credit includes a $3.5 million letter of credit required for the litigation settlement agreement relating to two class action lawsuits. See Note 12 for further discussion of the litigation settlement agreement. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt, and the Company does not meet the criteria of SFAS No. 6, "Classification of Short-Term Obligations Expected to be Refinanced—An Amendment of ARB No. 43, Chapter 3A," to classify the debt as long-term.

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

        The senior secured floating rate notes bear interest at a rate of LIBOR plus 4.50%, reset quarterly. Interest on the senior secured floating rate notes is payable quarterly on each March 15, June 15, September 15, and December 15. The senior secured floating rate notes mature on December 15, 2010. At March 28, 2009, the senior secured floating rate notes bore interest at an annual rate of 5.8%.

        On April 30, 2008, the Company entered into a hedging transaction through the acquisition of a "no cost collar." Under this arrangement, the Company capped its exposure on $210.0 million of LIBOR-based borrowings at a maximum LIBOR rate of 5.2%. In addition, the Company established a minimum "floor" LIBOR rate of 2.6%, in line with then current LIBOR rates. The changes in the fair value of the hedge agreement are reflected within other comprehensive loss on the Consolidated Statements of Comprehensive Loss (Unaudited) included within the interim financial statements. At March 28, 2009, the LIBOR rate in effect was approximately 1.3%, which was below the minimum rate specified under the "no cost collar." As a result, the "no cost collar" increased the effective annual interest rate on the Company's LIBOR-based borrowings by approximately 0.7%. This hedging arrangement expires on December 15, 2010.

        The Company guarantees the senior secured floating rate notes on a full and unconditional, senior secured basis. Duane Reade Inc. and Duane Reade GP are co-obligors under the senior secured floating rate notes. The senior secured floating rate notes rank equally in right of payment with any of the Company's, Duane Reade Inc.'s or Duane Reade GP's unsubordinated indebtedness and senior in right of payment to any of the Company's, Duane Reade Inc.'s or Duane Reade GP's subordinated or senior subordinated indebtedness. All obligations under the senior secured floating rate notes are guaranteed on a senior basis by each of the Company's existing subsidiaries, other than Duane Reade Inc. and Duane Reade GP, and will be guaranteed by future subsidiaries of Duane Reade Inc. and Duane Reade GP except certain foreign and certain domestic subsidiaries. The senior secured floating rate notes and the guarantees are collateralized by a first priority interest in substantially all of Duane Reade Inc. and Duane Reade GP's assets other than those assets in which the lenders under the amended asset-based revolving loan facility have a first priority interest and certain excluded assets defined in the indentures. The senior secured floating rate notes and the guarantees are also collateralized by a second priority interest in all collateral pledged on a first priority basis to lenders under the amended asset-based revolving loan facility.

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

        At March 28, 2009, the weighted average combined interest rate in effect on all variable rate debt outstanding, including the effect of the "no cost collar," was 5.1%.

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

        Debt Maturities.    At March 28, 2009, the aggregate maturities of debt are as follows (dollars in thousands):

2009	$—
2010	210,000
2011	348,180
2012	—
2012	—
Thereafter	34

Total	$558,214

7. Derivative Instruments and Hedging Activity

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

        At March 28, 2009, the Company's hedging activity consists of a "no cost" interest rate collar designed to hedge interest rate variability on portions of its LIBOR-based borrowings. The Company formally documents the relationship between the hedging instruments and the hedged items, as well as its risk management objectives and strategy for undertaking hedge transactions. This interest rate collar qualifies for hedge accounting as a cash flow hedge. Accordingly, the Company recognizes this derivative at fair value as either an asset or liability on the consolidated balance sheets. All changes in the interest rate collar's fair value are recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the related interest expense on the underlying borrowing is recognized. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

7. Derivative Instruments and Hedging Activity (Continued)

        The objective of the "no cost" interest rate collar is to eliminate the variability of quarterly cash flows resulting from interest rate fluctuations above the cap rate and below the floor rate on the LIBOR variable interest payments attributable to the debt instruments identified as the hedged transaction. Under the current "no cost" interest rate collar, the Company capped its exposure on $210.0 million of LIBOR-based borrowings at a maximum LIBOR rate of 5.2%. In addition, the Company established a minimum "floor" LIBOR rate of 2.6%, in line with then current LIBOR rates. The changes in the fair value of the hedge agreement are reflected within other comprehensive loss on the Consolidated Statements of Comprehensive Loss (Unaudited) included within the interim financial statements. During the thirteen weeks ended March 28, 2009 and March 29, 2008, the Company reflected other comprehensive losses of $8.3 thousand and $0.2 million, respectively, on the Consolidated Statements of Comprehensive Loss (Unaudited) included within the interim financial statements.

        At March 28, 2009, the LIBOR rate in effect was approximately 1.3%, which was below the minimum rate specified under the "no cost collar." As a result, the "no cost collar" increased the effective annual interest rate on the Company's LIBOR-based borrowings by approximately 0.7%.

        The fair value of the interest rate collar resulted in a hedge liability of $4.8 million and $4.7 million at March 28, 2009 and December 27, 2008, respectively. As of March 28, 2009, the Company expects approximately $2.6 million associated with the interest rate collar to be recognized as additional interest expense during the next twelve months. This hedging arrangement expires on December 15, 2010.

        As discussed further in Note 8, on March 27, 2007, certain affiliates of Oak Hill Capital Partners L.P. made an equity commitment of $39.4 million in the form of Series A preferred stock and warrants to acquire approximately 11% (on a fully diluted basis) of the Company's common stock at an exercise price of $75.00 per share. Each of the 525,334 shares of Series A preferred stock is immediately redeemable without penalty, at the Company's option prior to the mandatory redemption date, at a liquidation preference of $75.00 per share plus any accrued but unpaid dividends as of the redemption date. The Company has the right, at its option, immediately prior to an initial public offering (IPO), to require holders of the preferred stock to convert all (but not less than all) of such shares into a number of shares of the Company's common stock equal to the liquidation preference for such shares of preferred stock, divided by the price per share of the Company's common stock set forth in the final prospectus to be used in connection with the IPO. Upon the occurrence of a change in control, the Company will be required to redeem all outstanding shares of the Series A preferred stock at a redemption price per share of $75.00 per share plus accrued and unpaid dividends. The Company has recorded a liability for the Series A preferred stock's mandatory redemption feature, which is considered a derivative financial instrument. The recorded liability for the Series A preferred stock's mandatory redemption feature was $5.4 million and $5.6 million at March 28, 2009 and December 27, 2008, respectively. Such liability is included in "Other non-current liabilities" on the Consolidated Balance Sheet.

        The valuation approach used to calculate the fair value of the Series A preferred stock's mandatory redemption feature is a combination of future liquidity event probabilities, risk-adjusted returns, and a net present value analysis. The changes in the fair value of the Series A preferred stock's mandatory redemption feature are reflected as increases or decreases within interest expense. During the thirteen weeks ended March 28, 2009, the fair value of the Series A preferred stock's mandatory

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

7. Derivative Instruments and Hedging Activity (Continued)

redemption feature decreased by $0.2 million and reduced the period's recorded interest expense. During the thirteen weeks ended March 29, 2008, the fair value of the Series A preferred stock's mandatory redemption feature increased by $1.7 million and increased the period's recorded interest expense. The changes in the fair value of the Series A preferred stock's mandatory redemption feature are reflected as non-cash operating activity items on the statement of cash flows.

8. Issuance of Preferred Stock and Common Stock Warrants in Connection with the Acquisition of Store Leases

        On February 20, 2007, the Company entered into an agreement to acquire up to eight leases from the Gristedes supermarket chain for certain locations in the borough of Manhattan, New York City. As of March 28, 2009, the Company had completed the lease acquisitions for six of the former Gristedes locations and has opened a store at each of the acquired locations. The acquisition of these leases has been funded through a portion of the proceeds from the issuance of $39.4 million of preferred stock and common stock warrants. The Company's agreement with Gristedes has expired, and the Company is not obligated to acquire the remaining two leases.

        On March 27, 2007, certain affiliates of Oak Hill Capital Partners L.P. made an equity commitment of $39.4 million in the form of Series A preferred stock and warrants to acquire approximately 11% (on a fully diluted basis) of the Company's common stock at an exercise price of $75.00 per share. The proceeds from this capital infusion were used, in part, to acquire the Gristedes leases and to fund certain other capital expenditures. The funds raised through this commitment in excess of funds needed for the acquisition were used to fund the Company's normal capital spending, fund new store openings or to reduce the Company's outstanding debt. The first portion of this equity commitment, which amounted to $13.0 million, was funded on March 27, 2007 and the balance of the $39.4 million commitment, in which certain members of senior management also elected to participate, was funded on June 28, 2007. The preferred stock has a 12-year mandatory redemption date from the issuance date and provides for an annual cash dividend of 10% payable quarterly subject to being declared by the Board of Directors. To the extent the dividends are not paid in cash, the dividends will cumulate on a quarterly basis. The dividends are recorded within interest expense on the Statement of Operations. Under the agreements governing its indebtedness, the Company is not currently permitted to pay such dividends in cash. As of March 28, 2009 and December 27, 2008, the Company had accrued unpaid dividends of $7.9 million and $6.7 million, respectively.

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

        In accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," the Company has recorded the portion of the proceeds that are attributable to the Series A preferred stock ($30.7 million) as a liability because of the mandatory redemption feature. The remaining amount of $8.4 million (net of $0.3 million of expenses) was ascribed to the warrants, based on a relative fair value basis, and is recorded within additional paid-in capital. The Company has also recorded a liability for the Series A preferred stock's mandatory redemption feature, which is considered a derivative financial instrument. The recorded liability for the Series A preferred stock's mandatory redemption feature was $5.4 million and $5.6 million at March 28, 2009 and December 27, 2008, respectively. Such liability is included in "Other non-current liabilities" on the Consolidated Balance Sheet.

9. Fair Value

        The Company applies SFAS No. 157 to account for its financial and nonfinancial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, however, it applies to all other accounting pronouncements that require or permit fair value measurements. This standard does not apply to fair value measurements related to share-based payments, nor does it apply to fair value measurements related to inventory.

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

        A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The fair value estimates presented in the tables below are based on the information available to the Company as of March 28, 2009 and December 27, 2008.

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

	Balances at March 28, 2009
	Level 1	Level 2	Level 3	Total
Series A Preferred stock—mandatory redemption feature	$—	$—	$(5,394)	$(5,394)
Profits interest	—	—	—	—
Interest rate collar	—	—	(4,755)	(4,755)
Guarantees	—	—	(504)	(504)

Total	$—	$—	$(10,653)	$(10,653)

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

9. Fair Value (Continued)

        The table presented below summarizes the change in balance sheet carrying values associated with the Company's Level 3 assets and liabilities recorded at fair value on a recurring basis during the thirteen weeks ended March 28, 2009 (dollars in thousands).

	Preferred Stock Mandatory Redemption Feature(1)	Profits Interest	Interest Rate Collar	Guarantees	Total
Balance at December 27, 2008	$(5,624)	$—	$(4,747)	$(504)	$(10,875)
Gains/(Losses)—
Included in net loss	230	—	—	—	230
Included in other comprehensive loss	—	—	(8)	—	(8)
Transfers	—	—	—	—	—

Balance at March 28, 2009	$(5,394)	$—	$(4,755)	$(504)	$(10,653)

The amount of gains/(losses) for the period included in net loss and attributable to the change in unrealized gains/(losses) for assets and liabilities still held at March 28, 2009.	$230	$—	$—	$—	$230

(1)
The unrealized gain for the thirteen weeks ended March 28, 2009 is included within interest expense.

10. Other Expenses

        The table below provides detail of other expenses for the thirteen weeks ended March 28, 2009 and March 29, 2008 (dollars in thousands).

	Thirteen Weeks Ended
	March 28, 2009	March 29, 2008
Closed store costs	$155	$199
Oak Hill management fee	312	312
Former CEO (Mr. Cuti) matters	937	281
Miscellaneous other	—	107

Total Other expenses	$1,404	$899

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

        As a result of the Company's significant losses incurred in 2008 and 2007 and its anticipated future performance based on projections, the Company evaluated the need to record a valuation allowance against its net deferred tax assets as part of the 2008 tax provision accounting procedures. The evaluation undertaken included a review of the individual deferred tax components and a corresponding analysis of the anticipated time period during which the temporary differences giving rise to deferred tax assets and liabilities would reverse. Based on the results of this analysis, the Company determined that, except for two specific items, all deferred tax assets and liabilities were expected to reverse within the same period. The non-reversing items total $31.7 million and include the deferred tax liability of $10.8 million related to post-2004 goodwill and the deferred tax liability of $20.9 million associated with the trade name. Because these items are not amortized for financial statement purposes, a reversal of the corresponding deferred tax liability is not expected to occur within the expiration period.

        At December 27, 2008, the Company had approximately $181.5 million of gross deferred tax assets and approximately $70.4 million of gross deferred tax liabilities, resulting in a net deferred tax asset of $111.1 million. After adjusting for the value of the deferred tax liabilities that do not reverse, the resulting cumulative valuation allowance amounted to $142.9 million, of which $30.9 million was recorded in 2008.

        During the thirteen weeks ended March 28, 2009, the Company incurred an additional pre-tax loss of $16.3 million and recorded an incremental valuation allowance of $7.0 million. At March 28, 2009, the Company had approximately $184.9 million of gross deferred tax assets, approximately $67.7 million of gross deferred tax liabilities and had recorded a cumulative valuation allowance of $149.8 million. The tax expense reported during the thirteen weeks ended March 28, 2009 and March 29, 2008 primarily results from the deferred tax liabilities generated by non-amortizable goodwill.

        During the thirteen weeks ended March 28, 2009, there were no material changes to the Company's uncertain tax positions.

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

        During 2002, the Company initiated a legal action against its former property insurance carrier, in an attempt to recover what the Company believed to be a fair and reasonable settlement for the business interruption portion of its claim originating from the September 11, 2001 World Trade Center terrorist attack, during which its single highest volume and most profitable store was completely destroyed. After a lengthy litigation and appraisal process, an appraisal panel awarded the Company approximately $5.6 million in 2005 (in addition to the $9.9 million that was paid by the insurer to the Company in 2002). As a result of the insurer's refusal to pay this amount and also as a result of the Second Circuit Court of Appeals' interpretation of the Company's insurance policy, in January 2007, the Company commenced another action in the U.S. District Court for the Southern District of New York to recover both the appraisal panel's award and additional amounts under the policy. In August 2007, the District Court entered judgment in the amount of $0.8 million plus interest, and both parties appealed. The appeals have been briefed and oral argument in the Second Circuit Court of Appeals has been held. However, due to the inherent uncertainty of litigation, there can be no assurance that this appeal will be successful.

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

        In November 2004, the Company was served with a purported class action complaint, Damassia v. Duane Reade Inc. The lawsuit was filed in the U.S. District Court for the Southern District of New York. The complaint alleges that, from the period beginning November 1998, the Company incorrectly gave some employees the title "Assistant Manager," in an attempt to avoid paying these employees overtime, in contravention of the Fair Labor Standards Act and New York law. In May 2008, the court certified this case as a class action. In April 2006, the Company was served with a purported class action complaint, Chowdhury v. Duane Reade Inc. and Duane Reade Holdings, Inc. The complaint alleges that, from a period beginning March 2000, the Company incorrectly classified certain employees in an attempt to avoid paying overtime to such employees, thereby violating the Fair Labor Standards Act and New York law. In May 2008, the court certified this case as a class action. The complaint seeks an unspecified amount of damages. In January 2009, the Company announced that, without admitting liability, it has entered into a Memorandum of Understanding to settle these two class action cases for $3.5 million. The settlement is subject to the approval of the U.S. District Court for the Southern District of New York. While the Company believed that it could strongly defend itself against the matters involved in this litigation, it agreed to this settlement in order to avoid future defense costs and uncertainty surrounding this litigation. As a result of this settlement agreement, the Company recorded a $3.5 million one-time, pre-tax charge during the fourth quarter ended December 27, 2008. The litigation settlement required the Company to obtain a letter of credit for the payment of the $3.5 million obligation. As of March 28, 2009, the Company has obtained the necessary letter of credit.

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

12. Commitments and Contingencies (Continued)

        In November 2007, the Company was served with a subpoena from the Office of the Attorney General of the State of New York. The subpoena requested information regarding services to customers with limited English proficiency. The Company has cooperated with the Office of the Attorney General and on April 22, 2009, the Company settled this matter with the Office of the Attorney General. Under the terms of the settlement, the Company agreed to provide customers with information about prescription drugs in the customers' primary languages. In addition, the Company agreed to equip its stores with telephones that will connect customers with off-site interpreters working for language-service contractors.

        In January 2008, the Company was served with a subpoena from the Department of Health and Human Services, Office of the Inspector General. The subpoena seeks information relating to the operation of the Company's pharmacy kiosks and information relating to a business relationship that the Company had with Mobility Plus, a provider of durable medical equipment. In February 2008, the Company received an identical subpoena from the Office of the Attorney General of the State of New York, Medicaid Fraud Control Unit. The Company is in the process of responding to the information requests from both entities. While the Company believes that it has been in compliance with all applicable rules and regulations, at this stage, there can be no assurance as to the ultimate outcome of this matter. Based on information presently available to the Company, it is not possible to determine the likelihood of liability or reasonably ascertain the amount of liability, if any.

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

Other Commitments

        In connection with the assignment of certain store leases to third parties during 2008 and 2007, the Company provides secondary guarantees on the lease obligations for the assigned stores. The respective purchasers have assumed the Company's obligations under these leases and are primarily liable for these obligations. Although the Company believes it to be unlikely, assuming that each respective purchaser became insolvent, management estimates that the Company could settle these obligations for

Notes to Unaudited Consolidated Interim Financial Statements (Continued)

(dollars in thousands)

12. Commitments and Contingencies (Continued)

amounts substantially less than the aggregate obligation of $27.0 million as of March 28, 2009. The obligations are for varying terms dependent upon the respective lease, the longest of which lasts through May 31, 2022.

13. Subsequent Event

        In April 2009, the Company entered into new collective bargaining agreements with the RWDSU/Local 338 and Local 340A unions. The two unions represent approximately 4,800 of the Company's 7,000 employees at March 28, 2009. The new collective bargaining agreements will expire on December 31, 2012 and have been ratified by the membership of both unions.

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

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Operations (Unaudited)

For the 13 weeks ended March 28, 2009

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$—	$—	$444,456	$—	$—	$444,456
Cost of sales (exclusive of depreciation and amortization shown separately below)	—	—	307,246	—	—	307,246

Gross profit	—	—	137,210	—	—	137,210
Selling, general and administrative expenses	—	—	121,938	117	—	122,055
Depreciation and amortization	—	—	18,076	—	—	18,076
Store pre-opening expense	—	—	47	—	—	47
Other expenses	—	—	1,404	—	—	1,404

Operating loss	—	—	(4,255)	(117)	—	(4,372)
Equity earnings in affiliates	17,211	17,211	—	171	(34,593)	—
Interest expense, net	—	—	11,900	—	—	11,900

Income (loss) before income taxes	(17,211)	(17,211)	(16,155)	(288)	34,593	(16,272)
Income tax expense	—	—	932	7	—	939

Net income (loss)	$(17,211)	$(17,211)	$(17,087)	$(295)	$34,593	$(17,211)

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

DUANE READE HOLDINGS, INC.

Condensed Consolidating Balance Sheet (Unaudited)

As of March 28, 2009

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Assets
Current assets
Cash	$—	$—	$1,389	$34	$—	$1,423
Receivables	—	—	52,963	—	—	52,963
Due from affiliates	—	76,732	109,124	(518)	(185,338)	—
Inventories	—	—	215,445	—	—	215,445
Deferred income taxes	—	1,140	5,049	(6,189)	—	—
Prepaid expenses and other current assets	—	—	15,714	—	—	15,714

Total current assets	—	77,872	399,684	(6,673)	(185,338)	285,545
Investment in affiliates	(136,402)	(136,412)	—	(3,549)	276,363	—
Property and equipment, net	—	—	188,223	—	—	188,223
Goodwill	—	—	69,510	—	—	69,510
Deferred income taxes	—	1,645	9,032	(10,677)	—	—
Other assets, net	—	—	119,127	412,377	(366,145)	165,359

Total assets	$(136,402)	$(56,895)	$785,576	$391,478	$(275,120)	$708,637

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$—	$—	$98,314	$—	$—	$98,314
Due to affiliates	—	—	—	185,336	(185,336)	—
Accrued interest	—	—	3,854	—	—	3,854
Accrued expenses	—	3,555	39,531	—	—	43,086
Current portion of debt	—	—	153,180	—	—	153,180
Current portion of capital lease obligations	—	—	5,971	—	—	5,971

Total current liabilities	—	3,555	300,850	185,336	(185,336)	304,405
Long-term debt	—	—	771,179	—	(366,145)	405,034
Capital lease obligations, less current portion	—	—	1,282	—	—	1,282
Deferred income taxes	—	75,706	(75,885)	29,034	—	28,855
Redeemable preferred stock and accrued dividends	31,112	31,113	38,093	—	(62,225)	38,093
Deferred rent liabilities	—	—	56,506	—	—	56,506
Other non-current liabilities	—	257	37,908	—	—	38,165

Total liabilities	31,112	110,631	1,129,933	214,370	(613,706)	872,340

Stockholders' equity (deficit)
Common stock	26	—	—	—	—	26
Paid-in-capital	247,520	247,535	256,111	2,395	(497,476)	256,085
Accumulated other comprehensive loss	—	—	(4,755)	—	—	(4,755)
Retained earnings (deficit)	(415,060)	(415,061)	(595,713)	174,713	836,062	(415,059)

Total stockholders' equity (deficit)	(167,514)	(167,526)	(344,357)	177,108	338,586	(163,703)

Total liabilities and stockholders' equity (deficit)	$(136,402)	$(56,895)	$785,576	$391,478	$(275,120)	$708,637

DUANE READE HOLDINGS, INC.

Condensed Consolidating Balance Sheet (Unaudited)

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

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the 13 weeks ended March 28, 2009

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Cash flows provided by (used in) operating activities:
Net (loss) income	$(17,211)	$(17,211)	$(17,087)	$(295)	$34,593	$(17,211)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	18,989	—	—	18,989
Deferred income taxes	—	(6)	932	7	—	933
Non-cash rent expense	—	—	3,422	—	—	3,422
Non-cash interest expense attributable to redeemable preferred stock	—	—	1,088	—	—	1,088
Other non-cash items	—	—	219	—	—	219
Equity in income of subsidiaries	17,211	17,211	—	171	(34,593)	—
Changes in operating assets and liabilities:
Receivables	—	24	2,689	107	—	2,820
Prepaid expenses and other current assets	—	—	(2,173)	—	—	(2,173)
Inventories	—	—	(1,291)	—	—	(1,291)
Accounts payable	—	—	10,076	—	—	10,076
Accrued expenses	—	(18)	(14,427)	—	—	(14,445)
Other assets and liabilities, net	—	—	1,845	—	—	1,845

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	—	—	4,282	(10)	—	4,272

Cash flows used in investing activities:
Capital expenditures	—	—	(9,847)	—	—	(9,847)
Lease acquisition, customer files and other costs	—	—	(1,840)	—	—	(1,840)
Proceeds from sale of assets	—	—	—	—	—	—

NET CASH USED IN INVESTING ACTIVITIES	—	—	(11,687)	—	—	(11,687)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	—	513,905	—	—	513,905
Repayments of revolving credit facility	—	—	(505,367)	—	—	(505,367)
Capital contributions	—	—	—	—	—	—
Repayments of capital lease obligations	—	—	(1,130)	—	—	(1,130)

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	7,408	—	—	7,408

Net increase (decrease) in cash	—	—	3	(10)	—	(7)
Cash at beginning of period	—	—	1,386	44	—	1,430

Cash at end of period	$—	$—	$1,389	$34	$—	$1,423

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the 13 weeks ended March 29, 2008

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Cash flows provided by (used in) operating activities:
Net (loss) income	$(20,993)	$(20,993)	$(38,244)	$16,869	$42,368	$(20,993)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	18,831	—	—	18,831
Deferred income taxes	—	(56)	1,749	(789)	—	904
Non-cash rent expense	—	—	2,721	—	—	2,721
Non-cash interest expense attributable to redeemable preferred stock	—	—	2,898	—	—	2,898
Other non-cash items	—	—	(153)	—	—	(153)
Equity in income of subsidiaries	20,993	20,993	—	382	(42,368)	—
Changes in operating assets and liabilities:
Receivables	—	(505)	3,040	108	—	2,643
Prepaid expenses and other current assets	—	—	(283)	—	—	(283)
Inventories	—	—	(2,299)	—	—	(2,299)
Accounts payable	—	—	(2,230)	—	—	(2,230)
Accrued expenses	—	56	(1,905)	—	—	(1,849)
Other assets and liabilities, net	—	505	15,779	(16,550)	—	(266)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	—	—	(96)	20	—	(76)

Cash flows used in investing activities:
Capital expenditures	—	—	(7,236)	—	—	(7,236)
Lease acquisition, customer files and other costs	—	—	(1,705)	—	—	(1,705)
Proceeds from sale of assets	—	—	525	—	—	525

NET CASH USED IN INVESTING ACTIVITIES	—	—	(8,416)	—	—	(8,416)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	—	508,369	—	—	508,369
Repayments of revolving credit facility	—	—	(499,033)	—	—	(499,033)
Capital contributions	—	—	130	—	—	130
Repayments of capital lease obligations	—	—	(954)	—	—	(954)

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	8,512	—	—	8,512

Net increase in cash	—	—	—	20	—	20
Cash at beginning of period	—	—	1,343	37	—	1,380

Cash at end of period	$—	$—	$1,343	$57	$—	$1,400

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion regarding our financial condition and results of operations for the thirteen weeks ended March 28, 2009 and the thirteen weeks ended March 29, 2008 should be read in conjunction with the more detailed financial information contained in our consolidated financial statements and their notes as well as the Special Note Regarding Forward-Looking Statements that are contained elsewhere in this report.

General

        Our business consists of the sale of a wide variety of health and beauty care products, convenience-oriented food and general merchandise items and a pharmacy operation managed to supply customers with their prescription needs. We refer to the non-prescription portion of our business as front-end sales because most of these sales are processed through the front check-out sections of our stores. This portion of our business consists of brand name and private label health and beauty care items, food and beverages, tobacco products, cosmetics, housewares, greeting cards, photofinishing services, photo supplies, seasonal and general merchandise and other products for our customers' daily needs. Health and beauty care products, including over-the-counter items, represent our highest volume categories within front-end sales. The front-end portion of our business was 53.3% and 54.5% of our net sales in the thirteen weeks ended March 28, 2009 and March 29, 2008, respectively, and is characterized by generally higher gross margins as compared to our pharmacy or back-end business.

        Because of our numerous convenient locations in high-traffic commercial and residential areas and the lack of other convenience-oriented retailers in our core market areas, our front-end business is generally a larger proportion of our total sales than for other major conventional drugstore chains, whose front-end sales average between 30% and 40% of total sales. Over the last few years, pharmacy sales have experienced a slower rate of growth primarily due to increases in third party plan co-payments, reduced sales of hormonal replacement drugs and certain arthritis medications, reduced third party reimbursement rates resulting from changes in regulations or cost-saving measures, limitations on maximum reimbursements for certain generic medications by third party plans, increases in the percentage of sales represented by lower-priced generic medications and increased penetration by mail order and internet-based pharmacies. In addition, growth in pharmacy sales has been dampened due to the slowing pace of approvals from the Food and Drug Administration. Our pharmacy sales include all items we sell by prescriptions filled at our retail locations or deliver direct to customers. In addition, we include in our pharmacy sales certain resales of retail pharmaceutical inventory. Sales processed through third party, private and government-sponsored plans that contract with us as an authorized provider of prescriptions represented 94.0% and 93.2% of our prescription sales during the thirteen weeks ended March 28, 2009 and March 29, 2008, respectively.

        The Medicare Modernization Act created a Medicare Part D benefit that expanded Medicare coverage of prescription drugs for senior citizens as well as for certain "dual eligible" individuals that were previously covered under state administered Medicaid plans. This Medicare coverage has resulted in decreased pharmacy margins resulting from lower reimbursement rates than our current margins on state Medicaid prescriptions. The Medicare Part D program has grown rapidly since taking effect and the program's growth may continue as more seniors have become eligible and may enroll for the coverage. While the program has had an adverse impact on our pharmacy margins, we expect that increased utilization of prescription drugs by senior citizens participating in the new programs who previously were cash paying customers will partially offset the effect of the lower margins, although we are not certain this will be the case. The Medicare Part D program represented approximately 13.2% and 12.7% of our retail pharmacy sales for the thirteen weeks ended March 28, 2009 and March 29, 2008, respectively.

        State Medicaid programs which provide prescription benefits to low income households and individuals represented approximately 16.1% and 14.1% of our retail pharmacy sales for the thirteen weeks ended March 28, 2009 and March 29, 2008, respectively. Over the past several years, New York State reduced Medicaid and EPIC prescription reimbursement rates, and increased the number of generic drugs subject to maximum allowable cost reimbursement limits, adversely impacting our pharmacy gross margins. Under the Medicaid guidelines, providers cannot refuse to dispense prescriptions to Medicaid recipients who claim they do not have the means to pay the required co-payments. Most Medicaid recipients do in fact decline to make the co-payments, resulting in the requirement for the provider to absorb this cost. The current economic downturn may result in additional reductions in New York Medicaid prescription reimbursements. The economic stimulus package passed by Congress and signed into law by President Obama could provide states with additional Medicaid funding and may reduce the extent of each state's proposed reductions in Medicaid reimbursements. Under the economic stimulus package, over $80 billion would be allocated to help states with Medicaid. In addition, the economic stimulus package includes provisions to subsidize health care insurance premiums for the unemployed under the COBRA program and provisions that will aid states in defraying budget cuts.

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

        In January 2008, the court denied approval of the First Data Bank and Medi-Span settlements as proposed. Subsequently, new settlement agreements were submitted to the court. On March 17, 2009, the court issued an order approving the revised settlements. Pursuant to the settlements, as approved, First Data Bank and Medi-Span have agreed to reduce the reported AWP for certain drugs by four percent. Separately, and not pursuant to the settlement agreements, First Data Bank and Medi-Span have indicated that they will also reduce the reported AWP for a large number of additional drugs not covered by the settlement agreements and that they intend to discontinue the reporting of AWP in the future. Under the terms of the court's decision, the settlement agreements can become effective no earlier than 180 days from the entry of final judgment, which occurred on March 30, 2009. Although the court's ruling will take effect no earlier than 180 days following March 30, 2009, some parties have appealed the court's ruling and are seeking a stay of the implementation of the settlement. The court's ruling, if not revised on appeal, could potentially have a significant adverse impact on us and the drugstore industry as a whole.

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

        In an effort to offset some of the adverse pharmacy gross margin impacts from the trends discussed above, there has been an intensified effort on the part of retailers to support increased utilization of lower priced but higher margin generic prescriptions in place of branded medications. New generic drug introductions have also enabled retailers to increase the proportion of generic prescriptions to total prescriptions dispensed. Improved generic utilization rates as well as a combination of direct purchases and contractual wholesaler purchases enabled us to partially offset the adverse margin impact of Medicare Part D and reduced state Medicaid reimbursement rates during 2008 and 2007. In addition, we believe that the higher volume of pharmacy sales to third party plan customers helps to offset the related lower gross profit margins and allows us to leverage other fixed store operating expenses. We believe that increased third party plan sales also generate additional front-end sales by increasing customer traffic in our stores.

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

        Since the second half of 2004, the New York City economy began a gradual improvement over the economic downturn experienced in the aftermath of the 2001 World Trade Center attack to the point where it had essentially achieved a full recovery by the latter part of 2006. Strength in employment rates, tourism and overall commerce continued throughout 2007. In 2008, economic conditions worsened considerably, particularly so during the fourth quarter, and the level of national economic activity as measured by a number of key economic indicators shows that the economy entered into a recession in 2008. The recession has continued through the first quarter of 2009. The March 2009 unemployment data for New York City indicated an unemployment rate of 8.1%, compared to 7.2% in December 2008. The national rate of unemployment increased from 7.2% in December 2008 to 8.5% in March 2009.

        Furthermore, because most of our stores are located in the highly urbanized areas throughout New York City and the surrounding metropolitan area, our stores experience a higher rate of shrink than our national competitors.

        Our sales and profitability have in the past been affected by events and other factors that affect New York City. Examples include smoking-ban legislation, the August 2003 Northeast power blackout, significant non-recurring increases in real estate taxes and insurance costs and the 2004 Republican National Convention. In 2005, our results were negatively affected by increased labor costs associated with the ongoing shortage of pharmacists in the New York City metropolitan area and increases in New York state and to a lesser extent New Jersey state minimum wage rates. We may also experience cost pressures from increased pharmacist salary and benefit costs as well as further increases in minimum wage rates. Any increases in federal taxes or in city or state taxes in New York City or the Tri-State Area resulting from state or local government budget deficits may further reduce consumers' disposable income, which could have a further negative impact on our business. Any other unforeseen events or circumstances that affect the New York City metropolitan area could also materially adversely affect our revenues and profitability.

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

Results of Operations

The Thirteen Weeks Ended March 28, 2009 as Compared to the Thirteen Weeks Ended March 29, 2008

        For the thirteen weeks ended March 28, 2009, we achieved net sales of $444.5 million and incurred a net loss of $17.2 million, as compared to net sales of $427.1 million and a net loss of $21.0 million during the thirteen weeks ended March 29, 2008. Pharmacy resale activity included in net sales was $17.7 million in the first quarter of 2009, compared to $12.2 million in the first quarter of 2008. The decrease in our net loss is primarily attributable to an increase in gross profit of $4.5 million, reflecting a continuation of the improved trend of increasing net sales, improved assortments of higher margin categories and increased penetration of higher margin generic prescriptions. The following are the other major factors impacting our results during the thirteen weeks ended March 28, 2009 as compared to the thirteen weeks ended March 29, 2008:

  •
  An increase in selling, general and administrative expenses of $4.1 million, primarily attributable to increased store occupancy costs associated with the increased number of stores and the additional store payroll and related costs associated with the new stores.

  •
  An increase in other expenses of $0.5 million, due primarily to additional expenses incurred for matters related to a former CEO, Mr. Cuti.

  •
  A decrease in interest expense of $4.0 million resulting from lower interest rates on our variable rate borrowings as compared to the prior year and a reduction in the non-cash interest expense incurred for our Series A preferred stock's mandatory redemption feature, which is considered a derivative financial instrument.

        The following sets forth the results of operations for the periods indicated:

	For the 13 Weeks Ended
	March 28, 2009		March 29, 2008
	Dollars	% of Sales	Dollars	% of Sales
	In thousands, except percentages
Statement of Operations Data
Net sales	$444,456	100.0%	$427,137	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	307,246	69.1	294,445	68.9

Gross profit	137,210	30.9	132,692	31.1
Selling, general and administrative expenses	122,055	27.5	117,954	27.6
Depreciation and amortization	18,076	4.1	17,919	4.2
Store pre-opening expenses	47	0.0	47	0.0
Other expenses	1,404	0.3	899	0.2

Operating loss	(4,372)	(1.0)	(4,127)	(1.0)
Interest expense, net	11,900	2.7	15,906	3.7

Loss before income taxes	(16,272)	(3.7)	(20,033)	(4.7)
Income tax provision	939	0.2	960	0.2

Net loss	$(17,211)	(3.9)%	$(20,993)	(4.9)%

        The following sets forth selected operating and other data for the periods indicated:

	For the 13 Weeks Ended
	March 28, 2009	March 29, 2008
Operating and Other Data
Same-store sales growth	1.1%	4.5%
Pharmacy same-store sales growth	3.5%	1.5%
Front-end same-store sales growth	(0.8)%	7.0%
Pharmacy sales as a percentage of net sales	46.7%	45.5%
Third-party sales as a percentage of pharmacy sales	94.0%	93.2%
Total stores, beginning of period	251	242
New stores	1	1
Closed stores	0	(1)
Total stores, end of period	252	242

        Net sales were $444.5 million in the thirteen weeks ended March 28, 2009, compared to $427.1 million in the thirteen weeks ended March 29, 2008, representing an increase of 4.1% or $17.3 million. Resale activity increased by $5.5 million as compared to the prior year period, while net retail sales to retail customers increased by 2.8% over this same period. Total same-store sales increased by 1.1% over the first quarter of last year.

        Pharmacy sales increased to $207.6 million in the first quarter of 2009 from $194.2 million in the first quarter of 2008, an increase of 6.9%, and represented 46.7% of total sales, as compared with 45.5% of total sales in the first quarter of 2008. The 6.9% increase in pharmacy sales is primarily due to the increase in resale activity and a strong same-store sales performance, which increased 3.5% despite a relatively weak flu season. During the first quarter of 2009, pharmacy net retail sales increased $7.9 million, or 4.3%, compared to the prior year period. The percentage of generic drugs dispensed increased by 2.6% over the prior year, negatively impacting the pharmacy same-store sales increase by approximately 3.3%. Generic drugs generally have lower retail sales prices but are more profitable than branded drugs.

        Front-end sales increased to $236.8 million in the first quarter of 2009 compared to $232.9 million in the first quarter of 2008, an increase of 1.7%, and represented 53.3% of total sales during the first quarter of 2009, as compared to 54.5% of total sales in the first quarter of 2008. The total front-end sales growth was primarily driven by the increased number of stores and continued strong performance in the food and beverage categories. For the first quarter of 2009, front-end same-store sales declined 0.8%, which reflects the impact of the economic recession, harsher winter weather and a mild flu season. The front-end same-store sales were negatively impacted by approximately 0.6% due to the shift of the Easter holiday into the second quarter this year as compared to the first quarter in 2008. This shift of the Easter holiday partially offset the 0.9% favorable front-end same-store sales impact of cigarette price increases attributable to an increase in New York State cigarette excise taxes. Although such additional sales do not result in any additional profit to the Company, the increase in the sales price on cigarettes positively impacted front-end sales.

        Cost of sales as a percentage of net sales was 69.1% and 68.9% during the first quarter of 2009 and 2008, respectively, resulting in a gross profit margin of 30.9% and 31.1% for each respective period. Gross margin on net retail sales, which excludes pharmacy resale activity, expanded to 32.2% from 32.0% during the first quarter of 2009 and 2008, respectively. The enhanced gross profit on net retail sales in 2009 reflects higher front-end selling margins resulting from an improved mix of higher margin categories inclusive of private label products, higher rates of generic utilization and reduced inventory shrink losses.

        Selling, general and administrative expenses were $122.1 million and $118.0 million, in the first quarter of 2009 and 2008, respectively. The $4.1 million increase in selling, general and administrative expenses is primarily attributable to increased store occupancy costs associated with the increased number of stores, lease renewals and the additional store payroll and related costs associated with the new stores. As a percentage of net sales, selling, general and administrative expenses decreased slightly to 27.5% in the first quarter of 2009 from 27.6% in the first quarter of 2008 and reflects initial cost savings from initiatives that have been implemented to mitigate the impact of the current economic conditions.

        Depreciation and amortization of property and equipment and intangible assets was $18.1 million in the first quarter of 2009, as compared to $17.9 million in the first quarter of 2008.

        We incurred store pre-opening expenses of $47,000 in the first quarter of both 2009 and 2008, attributable to the opening of one new store in each respective period.

        In the first quarter of 2009, we incurred other expenses of $1.4 million, including costs associated with closed stores ($0.2 million), Oak Hill management fees ($0.3 million) and costs associated with matters related to Mr. Cuti ($0.9 million). During the first quarter of 2008, we incurred other expenses of $0.9 million, including costs associated with closed stores ($0.2 million), Oak Hill management fees ($0.3 million), costs associated with matters related to Mr. Cuti ($0.3 million) and other items ($0.1 million).

        Net interest expense for the first quarter of 2009 was $11.9 million, as compared to $15.9 million in the first quarter of 2008. This decrease was primarily attributable to lower interest rates on our variable rate borrowings as compared to the prior year and a reduction in the non-cash interest expense incurred for our Series A preferred stock's mandatory redemption feature, which is considered a derivative financial instrument. At March 28, 2009, the weighted average interest rate on our variable rate outstanding debt was 5.1%, as compared to a weighted average rate of 6.3% at March 29, 2008.

        In the first quarter of 2009, we recorded an income tax provision of $0.9 million, reflecting an estimated effective tax rate of 5.8%. This expense is inclusive of an incremental valuation allowance of $7.0 million that largely offset the tax benefit generated by our operating loss in the quarter. In the first quarter of 2008, we recorded an income tax provision of $1.0 million, reflecting an estimated effective tax rate of 4.8%. This expense is inclusive of an incremental valuation allowance of $8.6 million that largely offset the tax benefit generated by our operating loss in the quarter. The valuation allowances reflect the significant losses incurred in each period, as well as the anticipated financial performance over the next several years and the unlikelihood of recognizing the future tax benefits of our accumulated losses.

Liquidity and Capital Resources

Working Capital and Cash Flow

        We had a working capital deficit of $18.9 million at March 28, 2009, as compared to a working capital deficit of $13.3 million at December 27, 2008. The $5.5 million increase in our working capital deficit at March 28, 2009 is primarily due to increased revolving loan borrowings at March 28, 2009, compared to December 27, 2008. This was partially offset by slightly higher inventory levels and reductions in accrued expenses resulting primarily from the timing of our bi-weekly payroll cycle and the semi-annual interest payment on our senior subordinated notes. Working capital reflects the classification of outstanding borrowings under our amended asset-based revolving loan facility of $153.2 million at March 28, 2009 and $144.6 million at December 27, 2008 as current liabilities. This current classification is required because cash receipts controlled by the lenders are used to reduce outstanding debt, and we do not meet the criteria of SFAS No. 6, "Classification of Short-Term Obligations Expected to be Refinanced—An Amendment of ARB No. 43, Chapter 3A" to classify the debt as long-term, but is not an indication that this credit facility is expected to be retired within the next year. The amended asset-based revolving loan facility expires in July of 2011, and we intend to continue to access it for our working capital needs throughout its remaining term.

        Net cash provided by operating activities was $4.3 million in the thirteen weeks ended March 28, 2009 compared to net cash used in operating activities of $0.1 million in the thirteen weeks ended March 29, 2008. The increase in our operating cash flows is primarily attributable to the reduction in our net loss from $21.0 million during the thirteen weeks ended March 29, 2008 to $17.2 million during the thirteen weeks ended March 28, 2009.

        Net cash used in investing activities was $11.7 million in the thirteen weeks ended March 28, 2009 compared to $8.4 million in the thirteen weeks ended March 29, 2008. In the thirteen weeks ended March 28, 2009, we spent $9.8 million on capital expenditures, primarily related to new stores and the remodeling of existing locations, and $1.8 million on lease acquisition and other costs, including capitalized software costs. In the thirteen weeks ended March 29, 2008, we spent $7.2 million on capital expenditures, primarily related to new stores and the remodeling of existing locations, and $1.7 million on lease acquisition and other costs, including capitalized software costs. The net cash flow used in investing activities for the thirteen weeks ended March 29, 2008 also included $0.5 million of proceeds related to the disposition of certain assets.

        Net cash provided by financing activities was $7.4 million in the thirteen weeks ended March 28, 2009, compared to $8.5 million in the thirteen weeks ended March 29, 2008. The financing activity in the thirteen weeks ended March 28, 2009 reflects a net increase of $8.5 million in outstanding borrowings under our amended asset-based revolving loan facility and capital lease payments of $1.1 million. The financing activity in the thirteen weeks ended March 29, 2008 reflects a net increase of $9.3 million in outstanding borrowings under our amended asset-based revolving loan facility and capital lease payments of $1.0 million. During the thirteen weeks ended March 29, 2008, Oak Hill reimbursed us for a portion of our legal costs incurred in connection with the proceedings relating to Mr. Cuti, which is discussed in Note 12 to our Unaudited Consolidated Interim Financial Statements contained elsewhere in this report. The reimbursements totaled $0.1 million for the thirteen weeks ended March 29, 2008 and are reflected as an additional capital contribution within net cash provided by financing activities.

Operating Capital Requirements

        Our operating capital requirements primarily result from opening new stores, remodeling and renovating existing retail locations, purchasing pharmacy files and the continuing development of management information systems. We opened one new store in the first three months of both 2009 and 2008, 15 new stores in fiscal 2008 and ten new stores in fiscal 2007. We currently plan to open between 10 to 12 new stores in 2009 and between 10 to 15 new stores in 2010. Capital spending in 2009 is expected to be approximately $40 to $45 million, with approximately $17 million related to maintenance capital spending and approximately $23 to $28 million related to growth capital spending. We also require working capital to support inventory for our existing and new stores. Historically, we have been able to lease almost all of our store locations, so acquisitions of real estate are not expected to have a significant impact on our capital requirements.

        As a result of the recession, we experienced declines in consumer demand that accelerated during the fourth quarter of 2008 and are expected to continue throughout fiscal 2009. Expected higher rates of unemployment, reduced levels of tourism and decreased commercial activity are factors impacting our outlook for the current year. We are implementing certain measures to mitigate the impact of these recessionary economic conditions. These actions include the implementation of a number of strategic cost savings initiatives to improve efficiency and eliminate non-value added activities. The total cost savings associated with the program is expected to be in the range of $7.0 to $10.0 million in fiscal 2009.

Other Factors Influencing our Liquidity

        Eight of our stores, which generated approximately 3.2% of our net sales for fiscal 2008, have leases scheduled to expire before the end of fiscal 2010. While none of these leases have options to extend the term of the lease, we believe that we will be able to renew the expiring leases on economically favorable terms or, alternatively, find other economically attractive locations to lease.

        As of March 28, 2009, approximately 5,200 of our approximately 7,000 employees were represented by various labor unions and were covered by collective bargaining agreements. Pursuant to the terms of the collective bargaining agreements covering these employees, we are required, in some instances, to pay specified annual increases in salary and benefits contributions relating to the member employees. We do not believe that these increases will have a material impact on our liquidity or results of operations. Our collective bargaining agreements with the RWDSU/Local 338 and Local 340A unions, who, on a combined basis represent approximately 4,800 of our employees in all of our stores, expired on March 31, 2009. In April 2009, we entered into new collective bargaining agreements with both unions. The new collective bargaining agreements will expire on December 31, 2012 and have been ratified by the membership of both unions.

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

        The following table presents details of our significant commitments and obligations as at March 28, 2009, except that the data provided with respect to operating leases is as of December 27, 2008:

	Payments due by Period
Contractual Cash Obligations	Total	Within 1 year	Within 2-3 years	Within 4-5 years	After 5 years
	(dollars in thousands)
Long-Term Debt(1)	$405,034	$—	$405,000	$—	$34
Asset-Based Revolving Loan Facility(2)	153,180	—	153,180	—	—
Capital Lease Obligations(3)	7,253	5,971	1,282	—	—
Operating Leases(4)	1,602,254	145,772	290,147	275,236	891,099
Closed Store Costs(5)	5,394	2,136	1,253	669	1,336
Fixed Interest Payments(6)	47,532	19,013	28,519	—	—
Severance Payments(7)	712	596	16	15	85
Redeemable Preferred Stock(8)	39,400	—	—	—	39,400
Redeemable Preferred Stock Dividends(8)	89,496	—	—	—	89,496

Total Contractual Cash Obligations(9)	$2,350,255	$173,488	$879,397	$275,920	$1,021,450

(1)
These amounts include $210.0 million of outstanding senior secured floating rate notes due in 2010, $195.0 million of outstanding senior subordinated notes due in 2011, and $34,000 outstanding under the senior convertible notes due in 2022. For more information about the terms of the indebtedness described above, please see "—Debt," below.

(2)
At March 28, 2009, approximately $153.2 million was outstanding and a further $57.7 million was available for borrowing under our amended asset-based revolving loan facility. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt and we do not meet the criteria of SFAS No. 6, "Classification of Short-Term Obligations Expected to be Refinanced—An Amendment of ARB No. 43, Chapter 3A" to classify the debt as long-term. However, this is not an indication that this credit facility is expected to be retired within the next year. We intend to continue to use this facility for our working capital needs through the date of its maturity in July 2011.

(3)
Please refer to Note 12 to the annual consolidated financial statements on Form 10-K for further detail on Capital Lease obligations.

(4)
Please refer to Note 18 to the annual consolidated financial statements on Form 10-K for further detail on Operating Lease obligations.

(5)
In the normal course of its business, we will close store locations and establish reserves for costs to be incurred in connection with such store closings. The balance of the reserve is expected to be utilized primarily for occupancy-related costs in the closed stores.

(6)
Reflects interest payable on the $195.0 million outstanding senior subordinated notes.

(7)
Includes amounts owed to former employees and also reflects future health insurance premium payments specified under the employment contract with Mr. Cuti, which are required to be made by us in connection with his replacement on November 21, 2005. In an ongoing arbitration between Mr. Cuti and us (explained in more detail in Note 12 to the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report), we are seeking, among other forms of relief, rescission of employment agreements entered into between us and Mr. Cuti, the return of all compensation paid under the employment agreements, including the benefits described in this footnote, and other monetary damages.

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

(9)
This table excludes contributions under our various multi-employer pension plans, which totaled $3.2 million in 2008.

        The following table presents details of our other significant commercial commitments as at March 28, 2009:

		Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Within 1 year	2-3 years	4-5 years	After 5 years
	(dollars in thousands)
Standby Letters of Credit(1)	$9,142	$9,142	$—	$—	$—

Total Commercial Commitments	$9,142	$9,142	$—	$—	$—

(1)
Standby letters of credit at March 28, 2009 include a $3.5 million letter of credit required for the fiscal 2008 litigation settlement agreement relating to two class action lawsuits. See Note 12 to our Unaudited Consolidated Interim Financial Statements contained elsewhere in this report for additional information regarding this litigation settlement. The standby letters of credit are renewed on an annual basis, unless otherwise requested by the beneficiary.

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

        In connection with the assignment of certain store leases to third parties during 2008 and 2007, we continue to provide secondary guarantees on the lease obligations for the assigned stores. The respective purchasers have assumed our obligations under these leases and are primarily liable for these obligations. Although we believe it to be unlikely, assuming that each respective purchaser became insolvent, management estimates that we could settle these obligations for amounts substantially less than the aggregate obligation of $27.0 million as of March 28, 2009. The obligations are for varying terms dependent upon the respective lease, the longest of which lasts through May 31, 2022.

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

        We have incurred losses since the Acquisition date due primarily to the additional depreciation and amortization expense relating to the stepped-up fair value of our assets on the Acquisition date, and increased interest expense resulting from Acquisition indebtedness. We have an accumulated deficit of $415.1 million at March 28, 2009. We have generated positive net cash flows from operations of $4.3 million during the 13 weeks ended March 28, 2009, $44.3 million in fiscal 2008, $19.3 million in fiscal 2007 and $11.6 million in fiscal 2006. The amended asset-based revolving loan facility contains a single fixed charge coverage requirement which only becomes applicable when borrowings exceed 90 percent of the borrowing base, as defined in the agreement governing the amended asset-based revolving loan facility. We have never been subject to the financial coverage requirement. Historically, our borrowings have never exceeded 90 percent of the borrowing base, and we do not expect to exceed this threshold during the remainder of 2009. If the fixed charge coverage ratio had been in effect during the first quarter of 2009, we would have been in full compliance with the covenant.

        We intend to refinance our senior floating rate notes due 2010 and senior subordinated notes due 2011 in the amounts of $210 million and $195 million, respectively, prior to their maturity dates. There can be no assurance that such refinancing will actually take place.

        We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including revolving loan borrowings under the amended asset-based revolving loan facility, will be adequate to make required payments on our indebtedness, to fund anticipated capital expenditures and to satisfy our working capital requirements for fiscal 2009. We base this belief on our recent levels of cash flow from operations, projected improvements in working capital management, anticipated levels of capital expenditures and the available borrowing capacity under the $225.0 million amended asset-based revolving loan facility, which was approximately $57.7 million at March 28, 2009. As of May 4, 2009, our availability under the amended asset-based revolving loan facility has increased to approximately $60.6 million. Our stockholders' deficit is expected to increase in 2009 due to continued losses; however, this deficit does not impact our liquidity as noted above and has no impact on our debt covenants.

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

        We or our affiliates may, from time to time, seek to retire or purchase our outstanding debt in open market purchases, in privately negotiated transactions, or otherwise. Such retirement or purchase of debt may be funded from the operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material.

        During 2006, we extended the maturity of the amended asset-based revolving loan facility from 2008 to 2011. As a condition of this extension, we are required to refinance any outstanding amounts under the $210.0 million of senior secured floating rate notes not later than 120 days prior to their maturity date of December 15, 2010.

        Borrowings under the amended asset-based revolving loan facility and the aggregate $210.0 million senior secured floating rate notes bear interest at floating rates. Therefore, our financial condition will be affected by changes in prevailing interest rates. On April 30, 2008, we entered into a hedging transaction through the acquisition of a "no cost collar." Under this arrangement, we capped our exposure on $210.0 million of LIBOR-based borrowings at a maximum LIBOR rate of 5.2%. In addition, we established a minimum "floor" LIBOR rate of 2.6%, in line with then current LIBOR rates. At March 28, 2009, the LIBOR rate in effect was approximately 1.3%, which was below the minimum rate specified under the "no cost collar." As a result, the "no cost collar" increased the effective annual interest rate on our LIBOR- based borrowings by approximately 0.7%. This hedging arrangement expires on December 15, 2010.

        There are no credit ratings related triggers in the amended asset-based revolving loan facility that would impact the cost of borrowing, annual amortization of principal or related indebtedness maturity.

Critical Accounting Policies

        Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial reporting to gain a more complete understanding of our consolidated financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 27, 2008 are those that depend most heavily on these judgments and estimates. At March 28, 2009, there have been no material changes to any of the Critical Accounting Policies contained therein.

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

Inflation

        We believe that inflation has not had a material impact on our results of operations during the three years ended December 27, 2008 or the thirteen weeks ended March 28, 2009.

Recently Issued Accounting Pronouncements

        Refer to Note 2 of the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report for a detailed description of various recently issued accounting pronouncements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our financial results are subject to risk from interest rate fluctuations on the portion of our debt that carries variable interest rates. Variable rate debt outstanding at March 28, 2009 included $153.2 million of borrowings under our amended asset-based revolving loan facility and $210.0 million of senior secured floating rate notes. At March 28, 2009, the weighted average combined interest rate in effect on all variable rate debt outstanding was 5.1%. A 0.50% change in interest rates applied to the $363.2 million balance of floating rate debt would affect pre-tax annual results of operations by approximately $1.8 million, excluding the impact, if any, of the "no cost collar" as detailed below. In addition, we also have $195.0 million of senior subordinated notes and $34.0 thousand of senior convertible notes outstanding at March 28, 2009. The senior subordinated notes bear interest payable semi-annually at a fixed rate of 9.75% and are therefore not subject to risk from interest rate fluctuations. The senior convertible notes accrete interest at an annual fixed rate of 3.75% and are also not subject to interest rate fluctuations.

        On April 30, 2008, we entered into a hedging transaction through the acquisition of a "no cost collar." Under this arrangement, we capped our exposure on $210.0 million of LIBOR-based borrowings at a maximum LIBOR rate of 5.2%. In addition, we established a minimum "floor" LIBOR rate of 2.6%, in line with then current LIBOR rates. The changes in the fair value of the hedge agreement are reflected within other comprehensive loss on the Consolidated Statements of Comprehensive Loss (Unaudited) contained elsewhere in this report. At March 28, 2009, the LIBOR rate in effect was approximately 1.3%, which was below the minimum rate specified under the "no cost collar." As a result, the "no cost collar" increased the effective annual interest rate on our LIBOR-based borrowings by approximately 0.7%. The calculation of the fair value of the "no cost collar" resulted in a hedge liability of $4.8 million at March 28, 2009. This hedging arrangement expires on December 15, 2010.

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

(b)   Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting that occurred during the first quarter ended March 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.    Legal Proceedings

        Refer to Note 12 to the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report for a detailed description of the various legal proceedings in which we are involved.

ITEM 1A.    Risk Factors

        For information regarding factors that could affect our results of operations, financial position and liquidity, see the risk factors discussion provided in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 27, 2008. See also "Special Note Regarding Forward-Looking Statements" above.

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

Dated: May 7, 2009	DUANE READE HOLDINGS, INC. (Registrant)
/s/ JOHN A. LEDERER John A. Lederer Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)
/s/ JOHN K. HENRY John K. Henry Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)