Form 10-Q
period 2009-06-27
DUANE READE HOLDINGS INC
filed 2009-08-05
CIK 1279172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 27, 2009

Commission file number 333-122206-05

DUANE READE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	05-0599589
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID Number)

440 Ninth Avenue New York, New York	10001
(Address of principal executive offices)	(Zip Code)

(212) 273-5700

(Registrant’s telephone number, including area code)

NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

As of August 5, 2009, there were 2,615,077 shares of common stock issued and outstanding. All but 20,100 shares of the common stock of the registrant are held by its parent.

*	The registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. The registrant is a voluntary filer.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This and other of our public filings or public statements contain forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act and the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. These forward-looking statements relate to future events or our future financial performance with respect to our financial condition, results of operations, business plans and strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products such as private label merchandise, plans and objectives of management, capital expenditures, growth and maturation of our stores and other matters. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “pro forma,” “seek,” or “continue” or the negative of those terms or other comparable terminology. These forward-looking statements are only predictions and such expectations may prove to be incorrect. Some of the things that could cause our actual results to differ substantially from our expectations are:

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

•

changes in pharmacy prescription reimbursement rates attributable to modifications in the definition of indexed pricing terms such as “Average Wholesale Price” or “Average Manufacturer Price”, including the potential impact of the court-approved settlement in the First Data Bank litigation relating to the reporting of Average Wholesale Prices, scheduled to go into effect in September 2009, but currently on appeal;

•

the impact of the changing regulatory environment in which our pharmacy department operates, especially the proposed implementation of the federally approved change in the pricing formula for generic pharmaceuticals supplied to Medicaid beneficiaries based on the use of Average Manufacturer Price, which could negatively affect the profitability of filling Medicaid prescriptions;

•

the impact of aggressive enforcement by federal, state and local law enforcement agencies of federal and state laws dealing with past and future matters related to submission of false claims, fraud and abuse, pharmacist licensing and excluded provider lists;

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

•

the progress and outcome of the criminal indictments against former executives of the Company by the United States District Attorney’s Office for the Southern District of New York and the civil securities fraud charges filed by the SEC;

•	liability and other claims asserted against us including the items discussed in Note 12 to the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report;

•	changes in our operating strategy or development plans;

•	our ability to attract, hire and retain qualified personnel, including our ability to attract qualified pharmacists at acceptable wage rates;

•

interest rate fluctuations and changes in capital market conditions or other events affecting our ability to obtain necessary financing on favorable terms to operate and fund the anticipated growth of our business or to refinance our existing debt;

•	the continuation or further deterioration of current credit market conditions under which business credit is severely restricted;

•

exposure to multiemployer pension plans as a result of current market conditions, including without limitation, possible increases in contributions and recorded expense related to our multiemployer pension funds if financial markets decline or asset values in the funds deteriorate, if other employers withdraw from these funds without providing for their share of the liability or should estimates prove to be incorrect;

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

•	changes in levels of vendor rebates, allowances and related payment terms;

•	changes in timing of our acquisition of stores and prescription files and capital expenditure plans;

•	changes in real estate market conditions and our ability to continue to renew expiring leases or to secure suitable new store locations under acceptable lease terms;

•	our ability to successfully implement and manage new computer systems and technologies;

•	demographic changes;

•	our ability to complete the proposed cash tender offers for certain of our existing debt securities and the financing transactions in connection with such offers; and

•	other risks and uncertainties detailed elsewhere in this quarterly report on Form 10-Q and from time to time in our filings with the SEC.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Duane Reade Holdings, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands)

	13 Weeks Ended		26 Weeks Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net sales	$479,117	$451,395	$923,573	$878,532
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization expense)	333,249	311,960	640,496	606,405
Selling, general & administrative expenses	122,362	118,496	244,415	236,450
Depreciation and amortization	17,266	17,674	35,342	35,593
Store pre-opening expenses	188	200	235	247
Other expenses	4,879	3,250	6,283	4,149

Operating income (loss)	1,173	(185)	(3,198)	(4,312)
Interest expense, net	12,291	11,375	24,191	27,281

Loss before income taxes	(11,118)	(11,560)	(27,389)	(31,593)
Income taxes	467	518	1,407	1,478

Net loss	$(11,585)	$(12,078)	$(28,796)	$(33,071)

The accompanying notes are an integral part of these financial statements.

Duane Reade Holdings, Inc.

Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	June 27, 2009	December 27, 2008
ASSETS
Current Assets
Cash	$1,365	$1,430
Receivables, net	49,751	55,783
Inventories	213,348	214,154
Prepaid expenses and other current assets	16,751	13,541

Total Current Assets	281,215	284,908
Property and equipment, net	189,985	186,560
Goodwill	69,510	69,510
Other assets, net	160,945	171,622

Total Assets	$701,655	$712,600

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$97,926	$88,238
Accrued interest	8,466	8,597
Accrued expenses	47,980	52,262
Current portion of debt	143,380	144,642
Current portion of capital lease obligations	5,022	4,485

Total Current Liabilities	302,774	298,224
Long-term debt	405,034	405,033
Capital lease obligations, less current portion	1,075	1,492
Deferred income taxes	29,217	28,440
Redeemable preferred stock and accrued dividends	39,440	36,775
Deferred rent liabilities	58,551	53,084
Other non-current liabilities	40,900	36,253

Total Liabilities	876,991	859,301

Commitments and contingencies (Note 12)
Stockholders’ deficit
Preferred stock, $0.01 par; authorized 50,000 shares; issued and outstanding: zero shares at June 27, 2009 and December 27, 2008	—	—
Common stock, $0.01 par; authorized 4,205,600 shares at June 27, 2009 and December 27, 2008; issued and outstanding: 2,615,077 shares at June 27, 2009 and December 27, 2008	26	26
Paid-in capital	256,302	255,867
Accumulated other comprehensive loss	(5,020)	(4,747)
Accumulated deficit	(426,644)	(397,847)

Total Stockholders’ Deficit	(175,336)	(146,701)

Total Liabilities and Stockholders’ Deficit	$701,655	$712,600

The accompanying notes are an integral part of these financial statements.

Duane Reade Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	26 Weeks Ended
	June 27, 2009	June 28, 2008
Cash flows provided by operating activities:
Net loss	$(28,796)	$(33,071)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,167	37,418
Deferred income taxes	1,396	1,399
Non-cash rent expense	5,469	5,816
Non-cash interest expense on redeemable preferred stock	2,828	2,556
Other non-cash expense	435	153
Change in operating assets and liabilities:
Receivables	6,032	7,143
Inventories	806	2,936
Prepaid expenses and other current assets	(3,210)	1,400
Accounts payable	9,688	(2,216)
Accrued expenses	(3,637)	1,373
Other assets and liabilities, net	2,818	1,860

NET CASH PROVIDED BY OPERATING ACTIVITIES	30,996	26,767

Cash flows used in investing activities:
Capital expenditures	(22,499)	(16,321)
Lease acquisition, customer file and other costs	(5,014)	(10,169)
Proceeds from sale of assets	—	525

NET CASH USED IN INVESTING ACTIVITIES	(27,513)	(25,965)

Cash flows used in financing activities:
Borrowings from revolving credit facility	1,043,353	1,026,877
Repayments of revolving credit facility	(1,044,615)	(1,026,030)
Capital contributions	—	278
Repayments of capital lease obligations	(2,286)	(1,935)

NET CASH USED IN FINANCING ACTIVITIES	(3,548)	(810)

Net change in cash	(65)	(8)
Cash at beginning of period	1,430	1,380

Cash at end of period	$1,365	$1,372

The accompanying notes are an integral part of these financial statements.

Duane Reade Holdings, Inc.

Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands)

	13 Weeks Ended		26 Weeks Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net loss	$(11,585)	$(12,078)	$(28,796)	$(33,071)

Change in fair value of interest rate collar	(265)	496	(273)	280

Total other comprehensive income (loss)	(265)	496	(273)	280

Total comprehensive loss	$(11,850)	$(11,582)	$(29,069)	$(32,791)

The accompanying notes are an integral part of these financial statements.

Notes to Unaudited Consolidated Interim Financial Statements

(dollars in thousands)

1. Basis of Presentation

Duane Reade Holdings, Inc. was formed in December 2003 by Oak Hill Capital Partners, LP, a private equity firm (“Oak Hill”) in order to acquire Duane Reade Inc. and its subsidiaries (the “Acquisition”). Approximately 99% of the common stock of Duane Reade Holdings, Inc. (“Duane Reade Holdings” or the “Company”) is owned by Duane Reade Shareholders, LLC, a parent entity also established to effectuate the Acquisition. The Acquisition was completed on July 30, 2004 through the merger of Duane Reade Acquisition (a wholly-owned subsidiary of Duane Reade Holdings) into Duane Reade Inc. with Duane Reade Inc. being the surviving entity and a wholly-owned subsidiary of Duane Reade Holdings after the merger transaction.

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

The Company has incurred losses since the Acquisition date due primarily to the additional depreciation and amortization expense relating to the stepped-up fair value of its assets on the Acquisition date, and increased interest expense resulting from Acquisition indebtedness. The Company has an accumulated deficit of $426.6 million at June 27, 2009. The Company has generated positive net cash flows from operations of $31.0 million during the 26 weeks ended June 27, 2009, $44.3 million in fiscal 2008, $19.3 million in fiscal 2007 and $11.6 million in fiscal 2006. The amended asset-based revolving loan facility contains a single fixed charge coverage requirement which only becomes applicable when borrowings exceed 90 percent of the borrowing base, as defined in the agreement governing the amended asset-based revolving loan facility. The Company has never been subject to the financial coverage requirement. Historically, the Company’s borrowings have never exceeded 90 percent of the borrowing base, and the Company does not expect to exceed this threshold during the remainder of 2009. If the fixed charge coverage ratio had been in effect during the first half of 2009, the Company would have been in full compliance with the covenant.

The Company intends to refinance its senior floating rate notes due 2010 and senior subordinated notes due 2011 in the amounts of $210.0 million and $195.0 million, respectively, prior to their maturity dates. There can be no assurance that such refinancing will actually take place. See Note 13 for a discussion of the Company’s offer to purchase a portion of the outstanding senior subordinated notes due 2011 and the Company’s offer to purchase any and all of the outstanding senior secured floating rate notes due 2010 (collectively, the “Offers to Purchase”) and the associated financing transactions.

The Unaudited Consolidated Interim Financial Statements included herein reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of operations, financial position, cash flows and comprehensive loss of the Company, and have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company’s Annual Consolidated Financial Statements for the year ended December 27, 2008. These Unaudited Consolidated Interim Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 27, 2008. The Unaudited Consolidated Interim Financial Statements include the assets and operations of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Material subsequent events are evaluated and disclosed through the report issuance date, August 5, 2009. The results for the interim periods presented are not necessarily indicative of the results expected for the full year.

2. Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect adoption of SFAS No. 168 to have a material impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated interim financial statements.

In April 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. SFAS No. 167 is effective for annual reporting periods beginning after November 15, 2009. The adoption of SFAS No. 165 is not currently anticipated to have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 became effective on November 15, 2008. The adoption of SFAS No. 162 did not have a material impact on the preparation of the consolidated interim financial statements.

3. Stock-Based Payment

During the thirteen weeks ended June 27, 2009 and June 28, 2008, the Company recorded pre-tax compensation expense of approximately $0.2 million and $0.3 million, respectively, attributable to the vested portion of stock options granted after the adoption date. For the twenty-six weeks ended June 27, 2009 and June 28, 2008, the corresponding expense was $0.4 million and $0.3 million, respectively.

Management Stock Option Plan

The Company’s Board of Directors adopted the Duane Reade Holdings, Inc. Management Stock Option Plan, referred to in this report as the “2004 Option Plan,” which became effective on the date the Acquisition was completed. The 2004 Option Plan is administered by the compensation committee of the Board of Directors. Any officer, employee, director or consultant of Duane Reade Holdings or any of its subsidiaries or affiliates is eligible to be designated a participant under the 2004 Option Plan. The Company may grant a maximum of 575,893 shares of its common stock under the 2004 Option Plan.

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

During the thirteen and twenty-six weeks ended June 27, 2009, there were 2,500 and 25,500 options granted, respectively. The weighted-average grant-date fair value of the options granted during the thirteen and twenty-six weeks ended June 27, 2009 was $0.

During the thirteen weeks ended June 28, 2008, the Company granted options to purchase 165,000 shares of the Company’s common stock to its newly appointed CEO. The exercise price of these options is $100 per share, which is consistent with all other options previously granted under the 2004 Option Plan. Sixty percent of the options will vest ratably in annual installments over four years, subject to the CEO’s continued employment, and 40% of the options will vest based on the Company’s achievement of performance targets. Fifty percent of the performance portion of the CEO’s options will vest if and when the Company’s principal shareholder, Oak Hill, receives at least a 1.5x cash-on-cash return on its July 2004 investment in the Company, and the remaining fifty percent will vest if and when Oak Hill receives at least a 2x cash-on-cash return on its July 2004 investment in the Company, subject to the CEO’s continued employment through the date of any such return.

There were no stock options exercised during the thirteen or twenty-six weeks ended June 27, 2009 or June 28, 2008.

The fair value of each option grant issued during the thirteen and twenty-six weeks ended June 27, 2009 and June 28, 2008 was estimated on the date of grant using the lattice-pricing model with the following weighted-average assumptions:

	June 27, 2009	June 28, 2008
Dividend yield	0.0%	0.0%
Volatility	40.0%	42.0%
Risk-free interest rate	3.6%	3.1%
Post-vesting employment termination(1)	1.9%	0.0%

(1)	The lattice-pricing model for 2008 used a 0.0% post-vesting employment termination rate because the entire 2008 grant was to a single individual. This estimate was derived from management’s experience and represents a best estimate.

As of June 27, 2009, there was $2.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock-based compensation plan. That cost is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.6 years.

As of June 27, 2009, a total of 88,942 shares of common stock of the Company were reserved for the issuance of additional stock options. The Company expects to satisfy the exercise of stock options utilizing newly-issued shares.

4. Inventories and Cost of Sales

At June 27, 2009 and December 27, 2008, inventories, consisting solely of finished goods, would have increased by $4.2 million and $2.4 million, respectively if they had been valued on a lower of first-in, first-out (“FIFO”) cost or market basis instead of a last-in, first-out (“LIFO”) basis. Included within cost of sales are all warehouse expenses and distribution costs, except for depreciation and amortization expense, which is shown separately on the consolidated statement of operations. The Company reflects promotional allowances from vendors as a reduction of inventory or advertising expense, depending on the nature of the allowance, when such inventory is sold or advertising or promotions have been completed and the related allowances have been earned.

State and local excise taxes on cigarettes are a component of inventory cost. The Company is reimbursed for the excise tax from customers at the point-of-sale and reflects the amounts collected as a component of net sales. During the thirteen and twenty-six weeks ended June 27, 2009, the Company included $7.2 million and $14.7 million, respectively, of cigarette excise taxes in net sales. During the thirteen and twenty-six weeks ended June 28, 2008, the Company included $6.6 million and $11.4 million, respectively, of cigarette excise taxes in net sales.

5. Exit and Disposal Activities

In the normal course of its business, the Company closes underperforming locations. In accordance with the provisions of Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company establishes reserves for costs to be incurred in connection with such store closings. At June 27, 2009, the balance of this reserve was $7.1 million. This balance will be used primarily for occupancy-related costs in these closed stores.

6. Debt

Debt is summarized as follows (in thousands):

Description of Instrument	June 27, 2009	December 27, 2008
Current debt:
Asset-based revolving loan facility(1)	$143,380	$144,642

Non-current debt:
Senior secured floating rate notes due 2010	$210,000	$210,000
9.75% Senior subordinated notes due 2011	195,000	195,000
2.1478% Senior convertible notes due 2022(2)	34	33

Total Non-current debt	$405,034	$405,033

Total Debt	$548,414	$549,675

(1)	Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt and the Company does not meet the criteria of SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced—An Amendment of ARB No. 43, Chapter 3A,” to classify the debt as long-term, however, this is not an indication that this credit facility is expected to be retired within the next year. The Company intends to continue to use this facility for its working capital needs through the date of its maturity in July 2011.
(2)	Increase is due to the accretion of the discount on the original issuance.

Asset-Based Revolving Loan Facility

On July 22, 2004, in connection with the Acquisition, the asset-based revolving loan facility was amended to increase the borrowing capacity to an aggregate principal amount of $250.0 million, subject to an adjusted borrowing base calculation based upon specified advance rates against the value of inventory, pharmacy prescription files and accounts receivable. The original maturity date of the amended asset-based revolving loan facility was July 21, 2008. In August 2005, in conjunction with the issuance of $50.0 million aggregate principal amount of senior secured floating rate notes due 2010, the Company permanently reduced the maximum availability under the amended asset-based revolving loan facility by $25.0 million to $225.0 million. On July 7, 2006, the Company entered into a further amendment to the amended asset-based revolving loan facility to extend its maturity from July 21, 2008 to July 21, 2011, subject to the requirement that the Company refinance or restructure the $210.0 million aggregate principal amount of the senior secured floating rate notes due 2010 on terms reasonably acceptable to the administrative agent and at least 120 days prior to the scheduled maturity date. The Company fully intends to refinance or restructure the outstanding principal amounts of its senior secured floating rate notes within the required timeframe, in accordance with the requirements of the third amendment.

On September 28, 2007, the asset-based revolving loan facility was amended to exclude from the definition of Capital Expenditures, as well as the calculation of the fixed charged covenant, any expenditure made with the proceeds of any equity securities issued or capital contributions received by the Company. The Company intends to further amend the amended asset-based revolving loan facility in connection with the Offers to Purchase. See Note 13.

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

Borrowings under the amended asset-based revolving loan facility continue to be primarily LIBOR-based. At June 27, 2009, the amended asset-based revolving loan facility bore interest at a weighted average annual rate of 2.0%.

At June 27, 2009, there was $143.4 million outstanding under the amended asset-based revolving loan facility, and approximately $67.5 million of remaining availability, net of $9.1 million reserved for outstanding standby letters of credit. The $9.1 million reserved for outstanding letters of credit includes a $3.5 million letter of credit required for the litigation settlement agreement relating to two class action lawsuits. See Note 12 for further discussion of the litigation settlement agreement. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt, and the Company does not meet the criteria of SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced—An Amendment of ARB No. 43, Chapter 3A,” to classify the debt as long-term.

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

The senior secured floating rate notes bear interest at a rate of LIBOR plus 4.50%, reset quarterly. Interest on the senior secured floating rate notes is payable quarterly on each March 15, June 15, September 15, and December 15. The senior secured floating rate notes mature on December 15, 2010. At June 27, 2009, the senior secured floating rate notes bore interest at an annual rate of 5.1%.

On April 30, 2008, the Company entered into a hedging transaction through the acquisition of a “no cost collar.” Under this arrangement, the Company capped its exposure on $210.0 million of LIBOR-based borrowings at a maximum LIBOR rate of 5.2%. In addition, the Company established a minimum “floor” LIBOR rate of 2.6%, in line with then current LIBOR rates. The changes in the fair value of the hedge agreement are reflected within other comprehensive loss on the Consolidated Statements of Comprehensive Loss (Unaudited) included within the interim financial statements. At June 27, 2009, the LIBOR rate in effect was approximately 0.6%, which was below the minimum rate specified under the “no cost collar.” As a result, the “no cost collar” increased the effective annual interest rate on the Company’s LIBOR-based borrowings by approximately 1.2%. This hedging arrangement expires on December 15, 2010.

The Company guarantees the senior secured floating rate notes on a full and unconditional, senior secured basis. Duane Reade Inc. and Duane Reade GP are co-obligors under the senior secured floating rate notes. The senior secured floating rate notes rank equally in right of payment with any of the Company’s, Duane Reade Inc.’s or Duane Reade GP’s unsubordinated indebtedness and senior in right of payment to any of the Company’s, Duane Reade Inc.’s or Duane Reade GP’s subordinated or senior subordinated indebtedness. All obligations under the senior secured floating rate notes are guaranteed on a senior basis by each of the Company’s existing subsidiaries, other than Duane Reade Inc. and Duane Reade GP, and will be guaranteed by future subsidiaries of Duane Reade Inc. and Duane Reade GP except certain foreign and certain domestic subsidiaries. The senior secured floating rate notes and the guarantees are collateralized by a first priority interest in substantially all of Duane Reade Inc. and Duane Reade GP’s assets other than those assets in which the lenders under the amended asset-based revolving loan facility have a first priority interest and certain excluded assets defined in the indentures. The senior secured floating rate notes and the guarantees are also collateralized by a second priority interest in all collateral pledged on a first priority basis to lenders under the amended asset-based revolving loan facility.

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

At June 27, 2009, the weighted average combined interest rate in effect on all variable rate debt outstanding, including the effect of the “no cost collar,” was 5.0%.

See Note 13 for a discussion of the Company’s offer to purchase the outstanding senior secured floating rate notes due 2010.

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

See Note 13 for a discussion of the Company’s offer to purchase a portion of the outstanding senior subordinated notes due 2011.

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

Debt Maturities. At June 27, 2009, the aggregate maturities of debt are as follows (dollars in thousands):

Maturity by Period
1 year	$—
2 years	210,000
3 years	338,380
4 – 5 years	—
Thereafter	34

Total	$548,414

See Note 13 for a discussion of the Company’s Offers to Purchase and the related financing transactions.

7. Derivative Instruments and Hedging Activity

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. SFAS No. 133 defines requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments, which must be met in order to qualify for hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value would be recorded in earnings immediately.

At June 27, 2009, the Company’s hedging activity consists of a “no cost” interest rate collar designed to hedge interest rate variability on portions of its LIBOR-based borrowings. The Company formally documents the relationship between the hedging instruments and the hedged items, as well as its risk management objectives and strategy for undertaking hedge transactions. This interest rate collar qualifies for hedge accounting as a cash flow hedge. Accordingly, the Company recognizes this derivative at fair value as either an asset or liability on the consolidated balance sheets. All changes in the interest rate collar’s fair value are recorded in accumulated other comprehensive income (loss) (“Accumulated OCI”) and subsequently reclassified into earnings when the related interest expense on the underlying borrowing is recognized. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. If the Company successfully completes the transactions described in Note 13, the “no cost” interest rate collar will no longer qualify for hedge accounting and the Company will be required to reclassify any amounts recorded in Accumulated OCI into earnings. In addition, if the Company successfully completes the transactions described in Note 13, all future changes in the fair value of the “no cost” interest rate collar will be recognized in earnings.

The objective of the “no cost” interest rate collar is to eliminate the variability of quarterly cash flows resulting from interest rate fluctuations above the cap rate and below the floor rate on the LIBOR-based variable interest payments attributable to the debt instruments identified as the hedged transaction. Under the current “no cost” interest rate collar, the Company capped its exposure on $210.0 million of LIBOR-based borrowings at a maximum LIBOR rate of 5.2%. In addition, the Company established a minimum “floor” LIBOR rate of 2.6%, in line with then current LIBOR rates. The changes in the fair value of the hedge agreement are reflected within other comprehensive loss on the Consolidated Statements of Comprehensive Loss (Unaudited) included within the interim financial statements.

At June 27, 2009, the LIBOR rate in effect was approximately 0.6%, which was below the minimum rate specified under the “no cost collar.” As a result, the “no cost collar” increased the effective annual interest rate on the Company’s LIBOR-based borrowings by approximately 1.2%.

The fair value of the interest rate collar resulted in a total hedge liability of $5.0 million and $4.7 million at June 27, 2009 and December 27, 2008, respectively. As of June 27, 2009, the Company expects approximately $3.4 million associated with the interest rate collar to be recognized as additional interest expense during the next twelve months. This hedging arrangement expires on December 15, 2010.

As discussed further in Note 8, on March 27, 2007, certain affiliates of Oak Hill Capital Partners L.P. made an equity commitment of $39.4 million in the form of Series A preferred stock and warrants to acquire approximately 11% (on a fully diluted basis) of the Company’s common stock at an exercise price of $75.00 per share. Each of the 525,334 shares of Series A preferred stock is immediately redeemable without penalty, at the Company’s option prior to the mandatory redemption date, at a liquidation preference of $75.00 per share plus any accrued but unpaid dividends as of the redemption date. The Company has the right, at its option, immediately prior to an initial public offering (IPO), to require holders of the preferred stock to convert all (but not less than all) of such shares into a number of shares of the Company’s common stock equal to the liquidation preference for such shares of preferred stock, divided by the price per share of the Company’s common stock set forth in the final prospectus to be used in connection with the IPO. Upon the occurrence of a change in control, the Company will be required to redeem all outstanding shares of the Series A preferred stock at a redemption price per share of $75.00 per share plus accrued and unpaid dividends. The Company has recorded a liability for the Series A preferred stock’s mandatory redemption feature, which is considered a derivative financial instrument.

The valuation approach used to calculate the fair value of the Series A preferred stock’s mandatory redemption feature is a combination of future liquidity event probabilities, risk-adjusted returns, and a net present value analysis. The changes in the fair value of the Series A preferred stock’s mandatory redemption feature are reflected as increases or decreases within interest expense. The changes in the fair value of the Series A preferred stock’s mandatory redemption feature are reflected as non-cash operating activity items on the statement of cash flows.

The fair value of our derivative instruments at June 27, 2009 are as follows:

	Balance Sheet Location	Derivative Liability June 27, 2009
Derivative designated as hedging instruments under SFAS No. 133:

Interest rate collar	Accrued expenses	$3,352
	Other non-current liabilities	1,668

		5,020

Derivative not designated as hedging instruments under SFAS No. 133:

Preferred stock mandatory redemption feature	Other non-current liabilities	5,786

Total derivative instruments		$10,806

The effect of derivative instruments in cash flow hedging relationships on the consolidated interim statements of operations for the thirteen weeks ended June 27, 2009, are as follows:

	Amount of Gain (Loss) Recognized in Accumulated OCI (effective portion)	Location of Gain (Loss) Reclassified from Accumulated OCI to Income	Amount of Gain (Loss) Reclassified from Accumulated OCI to Income	Location of Gain (Loss) Recognized in Income (ineffective portion)	Amount of Gain (Loss) Recognized in Income (ineffective portion)
Interest rate collar	$(265)	Interest expense, net	$(1,034)	Interest expense, net	$—

The effect of derivative instruments in cash flow hedging relationships on the consolidated interim statements of operations for the twenty-six weeks ended June 27, 2009, are as follows:

	Amount of Gain (Loss) Recognized in Accumulated OCI (effective portion)	Location of Gain (Loss) Reclassified from Accumulated OCI to Income	Amount of Gain (Loss) Reclassified from Accumulated OCI to Income	Location of Gain (Loss) Recognized in Income (ineffective portion)	Amount of Gain (Loss) Recognized in Income (ineffective portion)
Interest rate collar	$(273)	Interest expense, net	$(1,706)	Interest expense, net	$—

The effect of derivatives not designated as hedging instruments on the consolidated interim statements of operations for the thirteen and twenty-six weeks ended June 27, 2009, are as follows:

		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	13 Weeks Ended June 27, 2009	26 Weeks Ended June 27, 2009
Preferred stock mandatory redemption feature	Interest expense, net	$(392)	$(162)

8. Issuance of Preferred Stock and Common Stock Warrants in Connection with the Acquisition of Gristedes Store Leases

On February 20, 2007, the Company entered into an agreement to acquire up to eight leases from the Gristedes supermarket chain for certain locations in the borough of Manhattan, New York City. As of June 27, 2009, the Company had completed the lease acquisitions for six of the former Gristedes locations and has opened a store at each of the acquired locations. The acquisition of these leases has been funded through a portion of the proceeds from the issuance of $39.4 million of preferred stock and common stock warrants. The Company’s agreement with Gristedes has expired, and the Company is not obligated to acquire the remaining two leases.

On March 27, 2007, certain affiliates of Oak Hill Capital Partners L.P. made an equity commitment of $39.4 million in the form of Series A preferred stock and warrants to acquire approximately 11% (on a fully diluted basis) of the Company’s common stock at an exercise price of $75.00 per share. The proceeds from this capital infusion were used, in part, to acquire the Gristedes leases and to fund certain other capital expenditures. The funds raised through this commitment in excess of funds needed for the acquisition were used to fund the Company’s normal capital spending, fund new store openings or to reduce the Company’s outstanding debt. The first portion of this equity commitment, which amounted to $13.0 million, was funded on March 27, 2007 and the balance of the $39.4 million commitment, in which certain members of senior management also elected to participate, was funded on June 28, 2007. The preferred stock has a 12-year mandatory redemption date from the issuance date and provides for an annual cash dividend of 10% payable quarterly subject to being declared by the Board of Directors. To the extent the dividends are not paid in cash, the dividends will cumulate on a quarterly basis. The dividends are recorded within interest expense on the Statement of Operations. Under the agreements governing its indebtedness, the Company is not currently permitted to pay such dividends in cash. As of June 27, 2009 and December 27, 2008, the Company had accrued unpaid dividends of $9.0 million and $6.7 million, respectively.

Each of the 525,334 shares of Series A preferred stock is immediately redeemable without penalty, at the Company’s option prior to the mandatory redemption date, at a liquidation preference of $75.00 per share plus any accrued but unpaid dividends as of the redemption date. The Company has the right, at its option, immediately prior to an initial public offering (IPO), to require holders of the preferred stock to convert all (but not less than all) of such shares into a number of shares of the Company’s common stock equal to the liquidation preference for such shares of preferred stock, divided by the price per share of the Company’s common stock set forth in the final prospectus to be used in connection with the IPO. Upon the occurrence of a change in control, the Company will be required to redeem all outstanding shares of the Series A preferred stock at a redemption price per share of $75.00 per share plus accrued and unpaid dividends.

The warrants are exercisable initially to purchase an aggregate of up to 384,174 shares of the Company’s common stock. The purchase price for each share of the Series A preferred stock is $75.00 per share, and warrants are exercisable for the Company’s common stock at a price per share of $75.00, subject to certain adjustments.

In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the Company has recorded the portion of the proceeds that are attributable to the Series A preferred stock ($30.7 million) as a liability because of the mandatory redemption feature. The remaining amount of $8.4 million (net of $0.3 million of expenses) was ascribed to the warrants, based on a relative fair value basis, and is recorded within additional paid-in capital. The Company has also recorded a liability for the Series A preferred stock’s mandatory redemption feature, which is considered a derivative financial instrument. The recorded liability for the Series A preferred stock’s mandatory redemption feature was $5.8 million and $5.6 million at June 27, 2009 and December 27, 2008, respectively. Such liability is included in “Other non-current liabilities” on the Consolidated Balance Sheet.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The fair value estimates presented in the tables below are based on the information available to the Company as of June 27, 2009 and December 27, 2008.

Valuation Techniques

The valuation approach used to calculate the fair value of the Series A preferred stock’s mandatory redemption feature is a combination of future liquidity event probabilities, risk-adjusted returns, and a net present value analysis. The valuation methodology applied to the profits interest is based on a Monte Carlo simulation, which estimates the fair value of the profits interest based on several inputs, including the fair value of the Company’s equity, future liquidity event probabilities and the expected volatility of the underlying equity value. The interest rate collar is valued using models that contain observable market data as well as models that have non-observable inputs, such as assumptions regarding the future performance of the underlying assets. The guarantees for assigned store leases are valued using a probability weighted net present value analysis which considers the probability of future events which may cause the Company to fulfill the guarantees.

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

	Level 1	Level 2	Level 3	Total
Series A Preferred stock—mandatory redemption feature	$—	$—	$(5,786)	$(5,786)
Profits interest	—	—	—	—
Interest rate collar	—	—	(5,020)	(5,020)
Guarantees	—	—	(494)	(494)

Total	$—	$—	$(11,300)	$(11,300)

The table presented below summarizes the change in balance sheet carrying values associated with the Company’s Level 3 assets and liabilities recorded at fair value on a recurring basis during the thirteen weeks ended June 27, 2009 (dollars in thousands).

	Preferred Stock Mandatory Redemption Feature(1)	Profits Interest	Interest Rate Collars, net	Guarantees(2)	Total
Balance at March 28, 2009	$(5,394)	$—	$(4,755)	$(504)	$(10,653)
Gains/(Losses) —
Included in net loss	(392)	—	—	10	(382)
Included in other comprehensive loss	—	—	(265)	—	(265)
Transfers	—	—	—	—	—

Balance at June 27, 2009	$(5,786)	$—	$(5,020)	$(494)	$(11,300)

The amount of gains/(losses) for the period included in net loss and attributable to the change in unrealized gains/(losses) for assets and liabilities still held at June 27, 2009.	$(392)	$—	$—	$10	$(382)

The table presented below summarizes the change in balance sheet carrying values associated with the Company’s Level 3 assets and liabilities recorded at fair value on a recurring basis during the twenty-six weeks ended June 27, 2009 (dollars in thousands).

	Preferred Stock Mandatory Redemption Feature(1)	Profits Interest	Interest Rate Collars, net	Guarantees(2)	Total
Balance at December 27, 2008	$(5,624)	$—	$(4,747)	$(504)	$(10,875)
Gains/(Losses) —
Included in net loss	(162)	—	—	10	(152)
Included in other comprehensive loss	—	—	(273)	—	(273)
Transfers	—	—	—	—	—

Balance at June 27, 2009	$(5,786)	$—	$(5,020)	$(494)	$(11,300)

The amount of gains/(losses) for the period included in net loss and attributable to the change in unrealized gains/(losses) for assets and liabilities still held at June 27, 2009.	$(162)	$—	$—	$10	$(152)

(1)	The unrealized losses for the thirteen and twenty-six weeks ended June 27, 2009 are included within interest expense.
(2)	The unrealized gains for the thirteen and twenty-six weeks ended June 27, 2009 are included within selling, general and administrative expenses.

10. Other Expenses

The table below provides detail of other expenses for the thirteen and twenty-six weeks ended June 27, 2009 and June 28, 2008 (dollars in thousands).

	13 Weeks Ended		26 Weeks Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Closed Store Costs	$2,610	$1,919	$2,766	$2,117
Former CEO (Mr. Cuti) Matters	1,956	1,018	2,892	1,300
Oak Hill Management Fees	313	313	625	625
Other	—	—	—	107

Total Other Expenses	$4,879	$3,250	$6,283	$4,149

In the normal course of its business, the Company closes underperforming locations. In accordance with the provisions of SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities,” the Company establishes reserves for closed store costs anticipated to be incurred in connection with such closings. See Note 5 for a discussion of these reserves. See Note 12 for a discussion of the costs relating to the proceedings relating to Mr. Cuti. The Oak Hill management fee is payable quarterly.

11. Income Taxes

Income taxes are recorded based on the estimated combined statutory tax rates expected to be applicable for the full fiscal year less applicable employment related tax credits. The effective tax rate prior to the application of deferred tax asset valuation allowances is lower than the combined statutory rates, primarily reflecting the impact of these income tax credits. The wage-based employment tax credits represent the economic benefits earned by the Company for its participation in various federal and state hiring incentive programs. These benefits are based on the number of qualifying employees hired and retained by the Company for a specified time period. Employees qualify for these hiring programs primarily as a result of their enrollment in various economic assistance programs.

As a result of the Company’s significant losses incurred in 2008 and 2007 and its anticipated future performance based on projections, the Company evaluated the need to record a valuation allowance against its net deferred tax assets as part of the 2008 tax provision accounting procedures. The evaluation undertaken included a review of the individual deferred tax components and a corresponding analysis of the anticipated time period during which the temporary differences giving rise to deferred tax assets and liabilities would reverse. Based on the results of this analysis, the Company determined that, except for two specific items, all deferred tax assets and liabilities were expected to reverse within the same period. The non-reversing items total $31.7 million and include the deferred tax liability of $10.8 million related to post-2004 goodwill and the deferred tax liability of $20.9 million associated with the trade name. Because these items are not amortized for financial statement purposes, a reversal of the corresponding deferred tax liability is not expected to occur within the expiration period.

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

During the thirteen and twenty-six weeks ended June 27, 2009, the Company incurred additional pre-tax losses of $11.1 million and $27.4 million, respectively, and recorded incremental valuation allowances of $3.5 million and $10.5 million, respectively. At June 27, 2009, the Company had approximately $186.4 million of gross deferred tax assets, approximately $66.2 million of gross deferred tax liabilities and had recorded a cumulative valuation allowance of $153.3 million. The tax expense reported during the thirteen and twenty-six weeks ended June 27, 2009 and June 28, 2008 primarily resulted from the deferred tax liabilities generated by non-amortizable goodwill.

During the thirteen and twenty-six weeks ended June 27, 2009, there were no material changes to the Company’s uncertain tax positions.

In September 2008, the Company was notified by the Internal Revenue Service that its Form 1120 filing for the 2006 tax year had been selected for examination. The examination is in its early stages and based on information presently available to the Company, it believes that the ultimate outcome of these examinations will not have a material adverse effect on its financial position, results of operations or cash flows.

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

During 2002, the Company initiated a legal action against its former property insurance carrier, in an attempt to recover what the Company believed to be a fair and reasonable settlement for the business interruption portion of its claim originating from the September 11, 2001 World Trade Center terrorist attack, during which its single highest volume and most profitable store was completely destroyed. After a lengthy litigation and appraisal process, an appraisal panel awarded the Company approximately $5.6 million in 2005 (in addition to the $9.9 million that was paid by the insurer to the Company in 2002). As a result of the insurer’s refusal to pay this amount and also as a result of the Second Circuit Court of Appeals’ interpretation of the Company’s insurance policy, in January 2007, the Company commenced another action in the U.S. District Court for the Southern District of New York to recover both the appraisal panel’s award and additional amounts under the policy. In August 2007, the District Court entered judgment in the amount of $0.8 million plus interest, and both parties appealed. The appeals have been briefed and oral argument in the Second Circuit Court of Appeals has been held. However, due to the inherent uncertainty of litigation, there can be no assurance that this appeal will be successful.

Accordingly, given the risks and uncertainties inherent in litigation, there can be no definitive assurance that the Company will actually receive any or all of the panel’s appraised value of this claim, and the Company has not recognized any income related to this matter, other than $9.4 million (net of $0.5 million of expenses incurred) of the original $9.9 million paid by the insurer in 2002. It should be noted that any payment to the Company that might be forthcoming as a result of this claim may also result in the incurrence of additional expenses that are contingent upon the amount of such insurance claim settlement. These expenses, if incurred, are not expected to exceed $4.0 million.

In November 2004, the Company was served with a purported class action complaint, Damassia v. Duane Reade Inc. The lawsuit was filed in the U.S. District Court for the Southern District of New York. The complaint alleges that, from the period beginning November 1998, the Company incorrectly gave some employees the title “Assistant Manager,” in an attempt to avoid paying these employees overtime, in contravention of the Fair Labor Standards Act and New York law. In May 2008, the court certified this case as a class action. In April 2006, the Company was served with a purported class action complaint, Chowdhury v. Duane Reade Inc. and Duane Reade Holdings, Inc. The complaint alleges that, from a period beginning March 2000, the Company incorrectly classified certain employees in an attempt to avoid paying overtime to such employees, thereby violating the Fair Labor Standards Act and New York law. In May 2008, the court certified this case as a class action. The complaint seeks an unspecified amount of damages. In January 2009, the Company announced that, without admitting liability, it has entered into a Memorandum of Understanding to settle these two class action cases for $3.5 million. The settlement was subject to the approval of the U.S. District Court for the Southern District of New York. While the Company believed that it could strongly defend itself against the matters involved in this litigation, it agreed to this settlement in order to avoid future defense costs and uncertainty surrounding this litigation. As a result of this settlement agreement, the Company recorded a $3.5 million one-time, pre-tax charge during the fourth quarter ended December 27, 2008. The litigation settlement required the Company to obtain a letter of credit for the payment of the $3.5 million obligation. The Company has obtained the necessary letter of credit and after a hearing on July 24, 2009, the Court granted final approval of the settlement.

In November 2007, the Company was served with a subpoena from the Office of the Attorney General of the State of New York. The subpoena requested information regarding services to customers with limited English proficiency. The Company has cooperated with the Office of the Attorney General and on April 22, 2009, the Company settled this matter with the Office of the Attorney General. Under the terms of the settlement, the Company agreed to provide customers with information about prescription drugs in the customers’ primary languages. In addition, the Company agreed to equip its stores with telephones that will connect customers with off-site interpreters working for language-service contractors.

In January 2008, the Company was served with a subpoena from the Department of Health and Human Services, Office of the Inspector General. The subpoena seeks information relating to the operation of the Company’s pharmacy kiosks and information relating to a business relationship that the Company had with Mobility Plus, a provider of durable medical equipment. In February 2008, the Company received an identical subpoena from the Office of the Attorney General of the State of New York, Medicaid Fraud Control Unit. The Company is in the process of responding to the information requests from both entities. While the Company believes that it has been in compliance with all applicable rules and regulations, at this stage, there can be no assurance as to the ultimate outcome of this matter. Based on information presently available to the Company, it is not possible to determine the likelihood of liability or reasonably ascertain the amount of liability, if any.

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

On October 9, 2008, the United States Attorney’s Office for the Southern District of New York and the SEC announced the filing of criminal and civil securities fraud charges against Mr. Cuti and another former executive of the Company, William Tennant. In the criminal indictment, the government charges that Mr. Cuti and Mr. Tennant engaged in a scheme, involving the credits and rebillings and real estate-related transactions discussed above, to falsely inflate the income and reduce the expenses that the Company reported to the investing public and others. The SEC’s complaint similarly alleges that Mr. Cuti and Mr. Tennant entered into a series of fraudulent transactions designed to boost reported income and enable the Company to meet quarterly and annual earnings guidance. Both proceedings are continuing.

Other Commitments

In connection with the assignment of certain store leases to third parties during 2008 and 2007, the Company provides secondary guarantees on the lease obligations for the assigned stores. The respective purchasers have assumed the Company’s obligations under these leases and are primarily liable for these obligations. Although the Company believes it to be unlikely, assuming that each respective purchaser became insolvent, management estimates that the Company could settle these obligations for amounts substantially less than the aggregate obligation of $26.2 million as of June 27, 2009. The obligations are for varying terms dependent upon the respective lease, the longest of which lasts through May 31, 2022.

13.	Subsequent Event

On July 8, 2009, Duane Reade Inc. and Duane Reade GP launched the Offers to Purchase for cash any and all of the outstanding $210.0 million aggregate principal amount of their senior secured floating rate notes and any and all of the outstanding $195.0 million aggregate principal amount of their senior subordinated notes (together, the “Existing Notes”).

On July 24, 2009, the terms of the Offers to Purchase were amended as follows:

•	the Offers to Purchase are for any and all of the senior secured floating rate notes;

•

the Offers to Purchase are for up to 75% of the aggregate outstanding principal amount of the senior subordinated notes (approximately $146.25 million), rather than any and all senior subordinated notes;

•

the total consideration to be paid for the senior secured floating rate notes remains at $1,000 per $1,000 principal amount of senior secured floating rate notes (which includes a $30 per $1,000 principal amount consent payment);

•

the total consideration to be paid for the senior subordinated notes remains at $875 per $1,000 principal amount of senior subordinated notes, but the consent payment is increased to $40 per $1,000 principal amount, and the tender consideration is decreased to $835 per $1,000 principal amount;

•

the Offers to Purchase are being made in conjunction with consent solicitations in respect of both the senior secured floating rate notes and the senior subordinated notes, which would still remove substantially all of the covenants in the indentures and in the case of the senior secured floating rate notes (if sufficient consents are received) release all of the collateral securing the senior secured floating rate notes,

•

the conditions to the Offers to Purchase include, among other things, (i) the funding of a $125 million preferred equity investment by entities associated with Oak Hill (the “Equity Investment”), (ii) the receipt of sufficient proceeds from an offering of new senior secured notes and the Equity Investment to pay for all Existing Notes and related consents accepted in the Offers to Purchase, (iii) at least 60% of the outstanding principal amount of the senior subordinated notes having been validly tendered (and not validly withdrawn), (iv) receipt of requisite consents to amend the indenture governing the senior subordinated notes as described above, (v) the execution and delivery of the Credit Agreement Amendment (as defined below) and (vi) other customary conditions precedent; and

•	the deadlines for receiving consents were extended to July 30, 2009 (the “Consent Deadline”), and the expiration dates for the Offers to Purchase were extended to August 6, 2009.

In connection with the Offers to Purchase, on July 31, 2009, the Company announced that Duane Reade Inc. and Duane Reade GP had priced an offering of $300,000,000 aggregate principal amount of 11.75% Senior Secured Notes due 2015 (the “New Senior Secured Notes”) to finance, in part, the payment of the total consideration in the Offers to Purchase. The closing of the offering of the New Senior Secured Notes is expected to occur on August 7, 2009, but is subject to the satisfaction or waiver of the conditions to the Offers to Purchase other than the funding of the proceeds of the New Senior Secured Notes offering.

The Company intends to close the Equity Investment on August 7, 2009, although the Equity Investment is subject to the following conditions precedent:

•	all conditions precedent to the Offers to Purchase, and the offering of the New Senior Secured Notes shall have been fulfilled (other than the funding of the Equity Investment);

•

the Equity Investment shall be made on terms and conditions that are no less favorable than general market terms and conditions for similar equity investments, as reasonably determined by the investors, and in compliance with any existing agreements by which Holdings, Duane Reade Inc., Duane Reade GP and the investors are bound;

•	as determined by Oak Hill and associated entities in their sole discretion, the absence of a material adverse change (as defined in the relevant agreements); and

•	other conditions precedent customary for similar equity investments.

As of the Consent Deadline, approximately $205.0 million aggregate principal amount of senior secured floating rate notes and $143.3 million aggregate principal amount of senior subordinated notes had been tendered into the Offers to Purchase. On July 31, 2009, supplemental indentures reflecting those proposed amendments were executed, so withdrawal rights with respect to all tendered Existing Notes have expired. Assuming that (i) no additional senior subordinated notes are tendered in the Offers to Purchase, (ii) the settlement of the Offers to Purchase occur on August 7, 2009, and (iii) Duane Reade Inc. and Duane Reade GP call the remaining untendered $5.0 million principal amount of senior secured floating rate notes for redemption on an expected redemption date of September 8, 2009 at 100% of their principal amount, the Company expects to pay holders of the senior secured floating rate notes an aggregate of approximately $211.6 million and holders of the senior subordinated notes an aggregate of approximately $125.6 million (including, in each case, accrued and unpaid interest through the settlement date or redemption date and consent payments, as applicable). The Company expects to use the proceeds from the offering of the New Senior Secured Notes, together with a portion of the proceeds of the Equity Investment, to pay the total consideration for the Existing Notes in the Offers to Purchase and to pay associated fees and expenses. Any remaining amounts will be used to temporarily repay amounts outstanding under the amended asset-based revolving loan facility.

The Company also intends to enter into an amendment (the “Credit Agreement Amendment”) to its amended asset-based revolving loan facility to, among other things, permit the completion of the Offers to Purchase, the offering of the New Senior Secured Notes and other related transactions. In addition, as a result of the Credit Agreement Amendment, the applicable margins on LIBOR-based loans would increase from a range of 1.00% to 2.00% to a range of 2.25% to 3.25%, and the applicable margins on prime rate loans would increase from a range of 0.00% to 0.50% to a range of 1.25% to 1.75%. Also, line fees and commitment fees would increase from 0.30% to 0.50% per year.

There can be no assurance that the Offers to Purchase, the Equity Investment or the offering of the New Senior Secured Notes will be completed. There is also no assurance that the Company will be able to obtain the necessary Credit Agreement Amendment.

14. Condensed Consolidating Interim Financial Information of Subsidiary Guarantors and Co-Obligors

The 9.75% senior subordinated notes due 2011 and the senior secured floating rate notes due 2010 were co-issued by Duane Reade Inc. and Duane Reade GP, each of whom is considered a “co-obligor.” The Company and each of its other subsidiaries, composed of DRI I Inc., Duane Reade International, LLC (f/k/a Duane Reade International, Inc.) and Duane Reade Realty, Inc., are guarantors of such notes. The guarantee of the Company and of each subsidiary guarantor is full and unconditional and joint and several.

The following condensed consolidating interim financial information for the Company presents the financial information of Duane Reade Holdings, Inc., the co-obligors and the subsidiary guarantors, prepared on the equity basis of accounting. Such presentation is based on the Company’s understanding and interpretation of Rule 3-10 under the Securities and Exchange Commission’s Regulation S-X. Income tax expense (benefit) and deferred income taxes have been allocated to individual entities according to the Company’s income tax allocation methodology. Certain of the prior year information has been reclassified to conform its presentation to the current year. The financial information may not necessarily be indicative of results of operations or financial position had the subsidiary guarantors operated as independent entities.

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Operations (Unaudited)

For the 13 weeks ended June 27, 2009

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$—	$—	$479,117	$—	$—	$479,117
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	—	—	333,249	—	—	333,249
Selling, general & administrative expenses	—	—	122,265	97	—	122,362
Depreciation and amortization	—	—	17,266	—	—	17,266
Store pre-opening expense	—	—	188	—	—	188
Other expenses	—	—	4,879	—	—	4,879

Operating (loss) income	—	—	1,270	(97)	—	1,173
Equity earnings in affiliates	11,585	11,585	—	115	(23,285)	—
Interest expense, net	—	—	12,291	—	—	12,291

Income (loss) before income taxes	(11,585)	(11,585)	(11,021)	(212)	23,285	(11,118)
Income tax expense	—	—	463	4	—	467

Net income (loss)	$(11,585)	$(11,585)	$(11,484)	$(216)	$23,285	$(11,585)

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Operations (Unaudited)

For the 13 weeks ended June 28, 2008

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$—	$—	$451,395	$10,802	$(10,802)	$451,395
Costs and expenses:
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

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Operations (Unaudited)

For the 26 weeks ended June 27, 2009

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$—	$—	$923,573	$—	$—	$923,573
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	—	—	640,496	—	—	640,496
Selling, general & administrative expenses	—	—	244,201	214	—	244,415
Depreciation and amortization	—	—	35,342	—	—	35,342
Store pre-opening expense	—	—	235	—	—	235
Other expenses	—	—	6,283	—	—	6,283

Operating loss	—	—	(2,984)	(214)	—	(3,198)
Equity earnings in affiliates	28,796	28,796	—	286	(57,878)	—
Interest expense, net	—	—	24,191	—	—	24,191

Income (loss) before income taxes	(28,796)	(28,796)	(27,175)	(500)	57,878	(27,389)
Income tax expense	—	—	1,396	11	—	1,407

Net income (loss)	$(28,796)	$(28,796)	$(28,571)	$(511)	$57,878	$(28,796)

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Operations (Unaudited)

For the 26 weeks ended June 28, 2008

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$—	$—	$878,532	$21,175	$(21,175)	$878,532
Costs and expenses:
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

DUANE READE HOLDINGS, INC.

Condensed Consolidating Balance Sheet (Unaudited)

As of June 27, 2009

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Assets
Current assets
Cash	$—	$—	$1,341	$24	$—	$1,365
Receivables, net	—	—	49,751	—	—	49,751
Due from affiliates	—	76,732	109,212	(606)	(185,338)	—
Inventories	—	—	213,348	—	—	213,348
Deferred income taxes	—	1,140	5,049	(6,189)	—	—
Prepaid expenses and other current assets	—	—	16,751	—	—	16,751

Total current assets	—	77,872	395,452	(6,771)	(185,338)	281,215
Investment in affiliates	(147,987)	(147,997)	—	(3,664)	299,648	—
Property and equipment, net	—	—	189,985	—	—	189,985
Goodwill	—	—	69,510	—	—	69,510
Deferred income taxes	—	1,645	9,032	(10,677)	—	—
Other assets, net	—	—	114,712	412,378	(366,145)	160,945

Total assets	$(147,987)	$(68,480)	$778,691	$391,266	$(251,835)	$701,655

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$—	$—	$97,926	$—	$—	$97,926
Due to affiliates	—	—	—	185,336	(185,336)	—
Accrued interest	—	—	8,466	—	—	8,466
Accrued expenses	—	3,661	44,319	—	—	47,980
Current portion of long-term debt	—	—	143,380	—	—	143,380
Current portion of capital lease obligations	—	—	5,022	—	—	5,022

Total current liabilities	—	3,661	299,113	185,336	(185,336)	302,774
Long term debt	—	—	771,179	—	(366,145)	405,034
Capital lease obligations, less current portion	—	—	1,075	—	—	1,075
Deferred income taxes	—	75,600	(75,421)	29,038	—	29,217
Redeemable preferred stock and accrued dividends	31,112	31,113	39,440	—	(62,225)	39,440
Deferred rent liabilities	—	—	58,551	—	—	58,551
Other non-current liabilities	—	257	40,643	—	—	40,900

Total liabilities	31,112	110,631	1,134,580	214,374	(613,706)	876,991

Stockholders’ equity (deficit)
Common stock	26	—	—	—	—	26
Paid-in-capital	247,520	247,535	256,328	2,395	(497,476)	256,302
Accumulated other comprehensive loss	—	—	(5,020)	—	—	(5,020)
Retained earnings (Accumulated deficit)	(426,645)	(426,646)	(607,197)	174,497	859,347	(426,644)

Total stockholders’ equity (deficit)	(179,099)	(179,111)	(355,889)	176,892	361,871	(175,336)

Total liabilities and stockholders’ equity (deficit)	$(147,987)	$(68,480)	$778,691	$391,266	$(251,835)	$701,655

DUANE READE HOLDINGS, INC.

Condensed Consolidating Balance Sheet (Unaudited)

As of December 27, 2008

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Assets
Current assets
Cash	$—	$—	$1,386	$44	$—	$1,430
Receivables, net	—	—	55,783	—	—	55,783
Due from affiliates	—	76,756	108,993	(411)	(185,338)	—
Inventories	—	—	214,154	—	—	214,154
Deferred income taxes	—	1,140	5,049	(6,189)	—	—
Prepaid expenses and other current assets	—	—	13,541	—	—	13,541

Total current assets	—	77,896	398,906	(6,556)	(185,338)	284,908
Investment in affiliates	(119,191)	(119,201)	—	(3,378)	241,770	—
Property and equipment, net	—	—	186,560	—	—	186,560
Goodwill	—	—	69,510	—	—	69,510
Deferred income taxes	—	1,645	9,032	(10,677)	—	—
Other assets, net	—	—	125,390	412,377	(366,145)	171,622

Total assets	$(119,191)	$(39,660)	$789,398	$391,766	$(309,713)	$712,600

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$—	$—	$88,238	$—	$—	$88,238
Due to affiliates	—	—	—	185,336	(185,336)	—
Accrued interest	—	—	8,597	—	—	8,597
Accrued expenses	—	3,056	49,206	—	—	52,262
Current portion of long-term debt	—	—	144,642	—	—	144,642
Current portion of capital lease obligations	—	—	4,485	—	—	4,485

Total current liabilities	—	3,056	295,168	185,336	(185,336)	298,224
Long term debt	—	—	771,178	—	(366,145)	405,033
Capital lease obligations, less current portion	—	—	1,492	—	—	1,492
Deferred income taxes	—	76,230	(76,817)	29,027	—	28,440
Redeemable preferred stock and accrued dividends	31,113	31,113	36,775	—	(62,226)	36,775
Deferred rent liabilities	—	—	53,084	—	—	53,084
Other non-current liabilities	—	256	35,997	—	—	36,253

Total liabilities	31,113	110,655	1,116,877	214,363	(613,707)	859,301

Stockholders’ equity (deficit)
Common stock	26	—	—	—	—	26
Paid-in-capital	247,519	247,535	255,894	2,395	(497,476)	255,867
Accumulated other comprehensive income (loss)	—	—	(4,747)	—	—	(4,747)
Retained earnings (Accumulated deficit)	(397,849)	(397,850)	(578,626)	175,008	801,470	(397,847)

Total stockholders’ equity (deficit)	(150,304)	(150,315)	(327,479)	177,403	303,994	(146,701)

Total liabilities and stockholders’ equity (deficit)	$(119,191)	$(39,660)	$789,398	$391,766	$(309,713)	$712,600

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the 26 weeks ended June 27, 2009

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Cash flows provided by (used in) operating activities:
Net (loss) income	$(28,796)	$(28,796)	$(28,571)	$(511)	$57,878	$(28,796)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	37,167	—	—	37,167
Deferred income taxes	—	(11)	1,396	11	—	1,396
Non-cash rent expense	—	—	5,469	—	—	5,469
Non-cash interest expense on redeemable preferred stock	—	—	2,828	—	—	2,828
Other non-cash expense	—	—	435	—	—	435
Equity in income of subsidiaries	28,796	28,796	—	286	(57,878)	—
Changes in operating assets and liabilities:
Receivables	—	24	5,814	194	—	6,032
Inventories	—	—	806	—	—	806
Prepaid and other current assets	—	—	(3,210)	—	—	(3,210)
Accounts payable	—	—	9,688	—	—	9,688
Accrued expenses	—	(13)	(3,624)	—	—	(3,637)
Other assets and liabilities, net	—	—	2,818	—	—	2,818

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	—	—	31,016	(20)	—	30,996

Cash flows used in investing activities:
Capital expenditures	—	—	(22,499)	—	—	(22,499)
Lease acquisition and other costs	—	—	(5,014)	—	—	(5,014)
Proceeds from sale of property	—	—	—	—	—	—

NET CASH USED IN INVESTING ACTIVITIES	—	—	(27,513)	—	—	(27,513)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	—	1,043,353	—	—	1,043,353
Repayments of revolving credit facility	—	—	(1,044,615)	—	—	(1,044,615)
Capital contributions	—	—	—	—	—	—
Repayments of capital lease obligations	—	—	(2,286)	—	—	(2,286)

NET CASH USED IN FINANCING ACTIVITIES	—	—	(3,548)	—	—	(3,548)

Net change in cash	—	—	(45)	(20)	—	(65)
Cash at beginning of period	—	—	1,386	44	—	1,430

Cash at end of period	$—	$—	$1,341	$24	$—	$1,365

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

The following discussion regarding our financial condition and results of operations for the thirteen and twenty-six weeks ended June 27, 2009 and the thirteen and twenty-six weeks ended June 28, 2008 should be read in conjunction with the more detailed financial information contained in our consolidated financial statements and their notes as well as the Special Note Regarding Forward-Looking Statements that are contained elsewhere in this report.

General

Our business consists of the sale of a wide variety of health and beauty care products, convenience-oriented food and general merchandise items and a pharmacy operation managed to supply customers with their prescription needs. We refer to the non-prescription portion of our business as front-end sales because most of these sales are processed through the front check-out sections of our stores. This portion of our business consists of brand name and private label health and beauty care items, food and beverages, tobacco products, cosmetics, housewares, greeting cards, photofinishing services, photo supplies, seasonal and general merchandise and other products for our customers’ daily needs. Health and beauty care products, including over-the-counter items, represent our highest volume categories within front-end sales. The front-end portion of our business represented 52.8% and 53.0% of our net sales in the thirteen and twenty-six weeks ended June 27, 2009, respectively and 54.3% and 54.4% of our net sales in the thirteen and twenty-six weeks ended June 28, 2008, respectively. Our front-end business is generally more profitable as compared to our pharmacy or back-end business.

Because of our numerous convenient locations in high-traffic commercial and residential areas and the lack of other convenience-oriented retailers in our core market areas, our front-end business is generally a larger proportion of our total sales than for other major conventional drugstore chains, whose front-end sales average between 30% and 40% of total sales. Over the last few years, pharmacy sales growth has been adversely impacted by increases in third party plan co-payments, reduced third party reimbursement rates resulting from changes in regulations or cost-saving measures, limitations on maximum reimbursements for certain generic medications by third party plans, increases in the percentage of sales represented by lower-priced generic medications and increased penetration by mail order and internet-based pharmacies. In addition, growth in pharmacy sales has been dampened due to the slowing pace of approvals from the Food and Drug Administration. Our pharmacy sales include all items we sell by prescriptions filled at our retail locations or deliver direct to customers. In addition, we include in our pharmacy sales certain resales of retail pharmaceutical inventory. Sales processed through third party prescription plans represented approximately 94.1% and 94.0% of our pharmacy retail sales in the thirteen and twenty-six weeks ended June 27, 2009, respectively, and approximately 93.3% and 93.2% of our pharmacy retail sales in the thirteen and twenty-six weeks ended June 28, 2008.

The Medicare Modernization Act created a Medicare Part D benefit that expanded Medicare coverage of prescription drugs for senior citizens as well as for certain “dual eligible” individuals that were previously covered under state administered Medicaid plans. This Medicare coverage has resulted in reduced the profitability of our pharmacy operations due to lower reimbursement rates than our current margins on state Medicaid prescriptions. The Medicare Part D program has grown rapidly since taking effect and the program’s growth may continue as more seniors have become eligible and may enroll for the coverage. While the program has had an adverse impact on our pharmacy profitability, we expect that increased utilization of prescription drugs by senior citizens participating in the new programs who previously were cash paying customers will partially offset the effect of the lower profitability, although we are not certain this will be the case. The Medicare Part D program represented approximately 12.8% and 13.0% of our pharmacy retail sales in the thirteen and twenty-six weeks ended June 27, 2009, respectively and 12.6% of our pharmacy retail sales in both the thirteen and twenty-six weeks ended June 28, 2008.

State Medicaid programs which provide prescription benefits to low income households and individuals represented approximately 16.6% and 16.4% of our pharmacy retail sales in the thirteen and twenty-six weeks ended June 27, 2009, respectively and approximately 14.0% of our pharmacy retail sales in both the thirteen and twenty-six weeks ended June 28, 2008. Over the past several years, New York State reduced Medicaid and Elderly Pharmaceutical Insurance Coverage (EPIC) prescription reimbursement rates, and increased the number of generic drugs subject to maximum allowable cost reimbursement limits, adversely impacting our pharmacy profitability. Under the Medicaid guidelines, providers cannot refuse to dispense prescriptions to Medicaid recipients who claim they do not have the means to pay the required co-payments. Most Medicaid recipients do in fact decline to make the co-payments, resulting in the requirement for the provider to absorb this cost. The current economic downturn may result in additional reductions in New York Medicaid prescription reimbursements. The economic stimulus package passed by Congress and signed into law by President Obama could provide states with additional Medicaid funding and may reduce the extent of each state’s proposed reductions in Medicaid reimbursements. Under the economic stimulus package, over $80 billion would be allocated to help states with Medicaid. In addition, the economic stimulus package includes provisions to subsidize health care insurance premiums for the unemployed under the COBRA program and provisions that will aid states in defraying budget cuts.

In July 2007, the Centers for Medicare & Medicaid Services, or CMS, issued a final rule that may negatively affect our level of reimbursements for certain generic drugs by setting an upper limit on the amount of reimbursement for such drugs based on the “Average Manufacturer Price.” As a result of a lawsuit brought by the National Association of Chain Drug Stores and the National Community Pharmacists Association to challenge the implementation of the new rule, a federal court temporarily enjoined the implementation of the new rule pending the outcome of the lawsuit and the lawsuit remains pending. In July 2008, Congress enacted H.R. 6331, the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”). MIPPA delayed the implementation of the use of Average Manufacturer Price with respect to payments made by State Medicaid Plans for multiple source generic drugs until September 30, 2009. MIPPA also prohibited the Secretary of Health and Human Services from making public any Average Manufacturer Price information that was previously disclosed to the Secretary of Health and Human Services. The outcome of the lawsuit and the impact of MIPPA are uncertain at this time, so we currently are unable to determine what effect the new rule will ultimately have on our business.

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

In January 2008, the court denied approval of the First Data Bank and Medi-Span settlements as proposed. Subsequently, new settlement agreements were submitted to the court. On March 17, 2009, the court issued an order approving the revised settlements. Pursuant to the settlements, as approved, First Data Bank and Medi-Span have agreed to reduce the reported AWP for certain drugs by four percent. Separately, and not pursuant to the settlement agreements, First Data Bank and Medi-Span have indicated that they will also reduce the reported AWP for a large number of additional drugs not covered by the settlement agreements and that they intend to discontinue the reporting of AWP in the future. Under the terms of the court’s decision, the settlement agreements can become effective no earlier than 180 days from the entry of final judgment, which was March 30, 2009. Some parties have appealed the court’s ruling. While the court did not grant a stay of the implementation of the settlement, the court granted an expedited hearing on the appeal, which was heard on July 28, 2009. No decision was rendered at the hearing, and the parties are currently awaiting the court’s decision. The court’s ruling, if not revised on appeal, could potentially have a significant adverse impact on us and the drugstore industry as a whole.

A number of contracts with third-party plans contain provisions that allow us to adjust our pricing to maintain the relative economics of the contract in light of a change in AWP methodology. Most of our contracts with both private and governmental plans also include provisions that allow us to terminate the contracts unilaterally, either because parties cannot renegotiate our pricing to account for the change in AWP methodology or for any reason upon 30 to 90 days’ notice. While we expect to negotiate with the various governmental and non-governmental third-party plans for adjustments relating to the expected changes to AWP, we cannot be certain that these negotiations will be successful. Due to these factors and the uncertainty over future appeals or stays of the court ruling, which could delay the effective date of the implementation of the settlement agreements, we cannot predict with certainty or accurately quantify the ultimate effect of the AWP reduction, which could have a significant adverse impact on our revenues, profitability, future operations or business relationships, and the drugstore industry as a whole.

In an effort to offset some of the adverse impact on our pharmacy profitability from the trends discussed above, there has been an intensified effort on the part of retailers to support increased utilization of lower priced but higher margin generic prescriptions in place of branded medications. New generic drug introductions have also enabled retailers to increase the proportion of generic prescriptions to total prescriptions dispensed. Improved generic utilization rates as well as a combination of direct purchases and contractual wholesaler purchases enabled us to partially offset the adverse impact of Medicare Part D and reduced state Medicaid reimbursement rates during 2008 and 2007. In addition, we believe that the higher volume of pharmacy sales to third party plan customers helps to offset the related lower profitability and allows us to leverage other fixed store operating expenses. We believe that increased third party plan sales also generate additional front-end sales by increasing customer traffic in our stores.

We are also impacted by legislation to increase the minimum hourly wages. New York State increased its minimum hourly wage from $5.15 to $6.00 on January 1, 2005, to $6.75 on January 1, 2006, and again to $7.15 on January 1, 2007.

New Jersey increased its minimum hourly wage from $5.15 to $6.15 on October 1, 2005 and again to $7.15 on October 1, 2006. In addition, the federal minimum hourly wage was increased to $6.55 in July 2008 and the U.S. Congress passed legislation that will result in a federal minimum hourly wage increase to $7.25 on July 24, 2009. As a result, both New York State and New Jersey have increased their minimum hourly wage to $7.25 effective July 24, 2009. While these increases have impacted our cost of labor, we have, and believe we can continue to, offset a significant portion of these cost increases through initiatives designed to further improve our labor efficiency.

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

Considerations Related to Operating in the New York City Marketplace

All of our operations are conducted within the New York greater metropolitan area. As a result, our performance will be substantially affected by economic conditions and other factors affecting the region such as the regulatory environment, unemployment levels, cost of energy, real estate, insurance, taxes and rent, weather, demographics, availability of labor, financial markets, levels of tourism and geopolitical factors such as terrorism.

Since the second half of 2004, the New York City economy began a gradual improvement from the economic downturn experienced in the aftermath of the 2001 World Trade Center attack to the point where it had essentially achieved a full recovery by the latter part of 2006. Strength in employment rates, tourism and overall commerce continued throughout 2007. In 2008, economic conditions worsened considerably, particularly so during the fourth quarter, and the level of national economic activity as measured by a number of key economic indicators shows that the economy entered into a recession in 2008. The recession has continued through the first half of 2009. The June 2009 unemployment data for New York City indicated an unemployment rate of 9.5%, compared to 7.2% in December 2008. The national rate of unemployment increased from 7.2% in December 2008 to 9.5% in June 2009.

Furthermore, because most of our stores are located in the highly urbanized areas throughout New York City and the surrounding metropolitan area, our stores experience a higher rate of shrink than our national competitors.

Our sales and profitability have in the past been affected by events and other factors that affect New York City. Examples include smoking-ban legislation, the August 2003 Northeast power blackout, significant non-recurring increases in real estate taxes and insurance costs and the 2004 Republican National Convention. In 2005, our results were negatively affected by increased labor costs associated with the ongoing shortage of pharmacists in the New York City metropolitan area and increases in New York state and to a lesser extent New Jersey state minimum wage rates. We may also experience cost pressures from increased pharmacist salary and benefit costs as well as further increases in minimum wage rates. Any increases in federal taxes or in city or state taxes in New York City or the Tri-State Area resulting from state or local government budget deficits may further reduce consumers’ disposable income, which could have a further negative impact on our business. Any other unforeseen events or circumstances that affect the New York City metropolitan area could also materially adversely affect our revenues and profitability.

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

Recent Developments

On July 8, 2009, our subsidiaries, Duane Reade Inc. and Duane Reade GP, launched offers to purchase for cash any and all of the outstanding $210.0 million aggregate principal amount of its senior secured floating rate notes and any and all of the outstanding $195.0 million aggregate principal amount of its senior subordinated notes. The offers to purchase were subsequently amended on July 24, 2009. As of July 30, 2009 (which was the deadline for holders of notes to receive consent payments in connection with their tenders into the offers to purchase), approximately $205.0 million aggregate principal amount of senior secured floating rate notes and $143.3 million aggregate principal amount of senior subordinated notes had been tendered into the offers to purchase. On July 31, 2009, supplemental indentures reflecting those proposed amendments were executed, so withdrawal rights with respect to all tendered notes have expired. Assuming that no additional senior subordinated notes are tendered in the offers to purchase, the settlement of the offers to purchase occur on August 7, 2009, and Duane Reade Inc. and Duane Reade GP call the remaining $5.0 million principal amount of senior secured floating rate notes for redemption on an expected redemption date of September 8, 2009 at 100% of their principal amount, the we expect to pay holders of senior secured floating rate notes an aggregate of approximately $211.6 million and holders of senior subordinated notes an aggregate of approximately $125.6 million (including, in each case, accrued and unpaid interest through the settlement date or redemption date and consent payments, as applicable).

In connection with the offers to purchase, Duane Reade Inc. and Duane Reade GP have priced an offering of $300.0 million aggregate principal amount of 11.75% senior secured notes due 2015, which we refer to as the “new senior secured notes.” In addition, we expect that Oak Hill will make a preferred equity investment in us of $125.0 million. We expect to use the proceeds from the offering of the new senior secured notes, together with a portion of the proceeds of the equity investment, to pay the total consideration for the notes in the offers to purchase and to pay associated fees and expenses. Any remaining amounts will be used to temporarily repay amounts outstanding under our amended asset-based revolving loan facility.

We also intend to enter into an amendment to our amended asset-based revolving loan facility to, among other things, permit the completion of the offers to purchase, the offering of the new senior secured notes and other related transactions.

For a more detailed description of the offers to purchase, the offering of the new senior secured notes, the equity investment and the credit agreement amendment, please see Note 13 to our Unaudited Consolidated Interim Financial Statements contained elsewhere in this report. The offers to purchase, along with the offering of the new senior secured notes, the equity investment and the credit agreement amendment are all mutually conditional and are expected to close on August 7, 2009.

Certain Line Items Presented

Net sales: Net sales include all front-end and pharmacy sales as well as certain resales of retail pharmaceutical inventory that are required to be reported on a gross basis in accordance with Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. We refer to net sales excluding such resale activity as “net retail sales” and pharmacy sales excluding such resale activity as “pharmacy net retail sales.” “Same-store sales” represent sales for stores that have been open for at least 13 months and exclude any resale activity.

Cost of sales: Cost of sales includes all costs of products sold, net of any promotional income or rebates received from manufacturers or wholesalers. We also include our warehousing and distribution costs, except for depreciation and amortization expense, in cost of sales. Inventory shrink losses are also recorded in cost of sales.

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

Results of Operations

The Thirteen Weeks Ended June 27, 2009 as Compared to the Thirteen Weeks Ended June 28, 2008

During the second quarter of 2009, our operating income increased to $1.2 million from an operating loss of $0.2 million in the second quarter of 2008. The improvement was primarily due to the increase in sales and reduced depreciation and amortization partially offset by a $3.9 million increase in selling, general and administrative expenses. The additional selling, general and administrative expenses were primarily due to an increase in store occupancy costs for our new stores as well as additional payroll and related selling costs associated with the new stores and increased sales.

The following sets forth the results of operations for the periods indicated:

	For the 13 Weeks Ended				For the 26 Weeks Ended
	June 27, 2009		June 28, 2008		June 27, 2009		June 28, 2008
	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales
	In thousands, except percentages
Net sales	$479,117	100.0%	$451,395	100.0%	$923,573	100.0%	$878,532	100.0%
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	333,249	69.6	311,960	69.1	640,496	69.3	606,405	69.0
Selling, general & administrative expenses	122,362	25.5	118,496	26.3	244,415	26.5	236,450	26.9
Depreciation and amortization	17,266	3.6	17,674	3.9	35,342	3.8	35,593	4.1
Store pre-opening expenses	188	0.0	200	0.0	235	0.0	247	0.0
Other expenses	4,879	1.0	3,250	0.7	6,283	0.7	4,149	0.5

Operating income (loss)	1,173	0.2	(185)	(0.1)	(3,198)	(0.3)	(4,312)	(0.5)
Interest expense, net	12,291	2.6	11,375	2.5	24,191	2.6	27,281	3.1

Loss before income taxes	(11,118)	(2.3)	(11,560)	(2.6)	(27,389)	(3.0)	(31,593)	(3.6)
Income taxes	467	0.1	518	0.1	1,407	0.2	1,478	0.2

Net loss	$(11,585)	(2.4)%	$(12,078)	(2.7)%	$(28,796)	(3.1)%	$(33,071)	(3.8)%

The following sets forth selected operating and other data for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Operating and Other Data
Same-store sales growth	1.7%	4.7%	1.4%	4.6%
Pharmacy same-store sales growth	3.6%	3.6%	3.6%	2.5%
Front-end same-store sales growth	0.2%	5.6%	(0.3%)	6.3%
Pharmacy sales as a percentage of net sales	47.2%	45.7%	47.0%	45.6%
Third-party sales as a percentage of pharmacy sales	94.1%	93.3%	94.0%	93.2%

Total stores, beginning of period	252	242	251	242
Store openings	3	4	4	5
Store closings	(2)	(5)	(2)	(6)

Total stores, end of period	253	241	253	241

Net sales were $479.1 million in the thirteen weeks ended June 27, 2009, representing an increase of 6.1% as compared to net sales of $451.4 million in the thirteen weeks ended June 28, 2008. Resale activity accounted for 2.1% of the increase, while an increase in retail store sales represented the remaining 4.0%. Total same-store sales increased by 1.7% over the second quarter of last year.

Pharmacy sales increased to $226.0 million in the second quarter of 2009 as compared to $206.5 million in the second quarter of 2008, an increase of 9.5%, and represented 47.2% of total sales, as compared with 45.7% of total sales in the second quarter of 2008. Resale activity accounted for 4.6% of the pharmacy sales increase, while retail sales accounted for the remaining 4.9% of the increase. Pharmacy same-store sales increased by 3.6% from last year and reflect continued strength in this portion of the business as the same-store prescriptions filled increased 2.6% during the second quarter of 2009. The percentage of generic drugs dispensed increased by 3.2% over the prior year, negatively impacting the pharmacy same-store sales increase by approximately 3.7%. Generic drugs generally have lower retail sales prices but are generally more profitable than branded drugs.

Front-end sales increased to $253.1 million in the second quarter of 2009 as compared to $244.9 million in the second quarter of 2008, an increase of 3.3%. Front-end sales represented 52.8% of total sales in the second quarter of 2009, as compared to 54.3% of total sales in the second quarter of 2008. Total front-end sales increased by 3.3%, primarily due to the opening of new stores. Front-end same-store sales grew during the thirteen weeks ended June 27, 2009 by 0.2%, compared to 5.6% in the prior year period, reflecting the difficult economy, which has resulted in higher unemployment rates and lower levels of tourism, and poor weather patterns. The shift in Easter holiday sales into the second quarter of 2009 from the first quarter of 2008 positively impacted front-end same store sales in the second quarter of 2009 by approximately 0.6%. In addition, the front-end same-store sales reflect an increase in cigarette prices commensurate with a June 2008 increase in New York State cigarette excise taxes. Although such additional sales did not result in any additional profit to the Company, the increase in sales price positively impacted front-end same-store sales in the second quarter of 2009 by approximately 0.6%.

Cost of sales as a percentage of net sales increased to 69.6% in the second quarter of 2009 from 69.1% in the second quarter of 2008 primarily due to an increase in pharmacy resale activity. Excluding pharmacy resale activity, cost of sales as a percentage of net retail sales decreased to 67.6% from 67.7% in the second quarter of 2008. This decrease was attributable to improved front-end product mix and reduced front-end inventory shrink losses partially offset by lower third party pharmacy reimbursement rates. Cost of sales includes a LIFO provision of $0.9 million and $0.8 million during the thirteen weeks ended June 27, 2009 and June 28, 2008, respectively.

Selling, general and administrative expenses were $122.4 million, or 25.5% of net sales, and $118.5 million, or 26.3% of net sales, in the second quarter of 2009 and 2008, respectively. The $3.9 million increase in selling, general and administrative expenses is primarily due to an increase in store occupancy costs for our new stores as well as additional payroll and related selling costs associated with the new stores and increased sales. Selling, general and administrative expenses as a percentage of net retail sales decreased to 27.2% from 27.4% in the previous year and reflect cost savings resulting from previously announced initiatives we have implemented and which are designed to mitigate the impact of the current economic conditions.

Depreciation and amortization of property and equipment and intangible assets was $17.3 million in the second quarter of 2009, as compared to $17.7 million in the second quarter of 2008.

We incurred $0.2 million of store pre-opening expenses in both the second quarter of 2009 and the second quarter of 2008. During the second quarter of 2009 and 2008 we opened three stores and four stores, respectively.

In the second quarter of 2009, other expenses of $4.9 million included costs associated with closed stores ($2.6 million), costs associated with matters related to a former CEO (Mr. Cuti) ($2.0 million) and Oak Hill management fees ($0.3 million). In the second quarter of 2008, other expenses of $3.3 million included costs associated with closed stores ($1.9 million), costs associated with matters related to a former CEO (Mr. Cuti) ($1.0 million) and Oak Hill management fees ($0.3 million).

Net interest expense for the second quarter of 2009 was $12.3 million, as compared to $11.4 million in the second quarter of 2008. This increase was partially attributable to a non-cash fair value adjustment for the mandatory redemption feature on our preferred stock, which is considered a derivative financial instrument. During the second quarter of 2009, our cash interest paid decreased by $1.2 million, compared to the second quarter of 2008, due to lower interest rates on our variable rate borrowings and lower outstanding borrowings on our revolving credit facility. At June 27, 2009, the weighted average annual interest rate on our variable rate outstanding debt, including the effect of the “no-cost collar” was 5.0%, as compared to a weighted average annual rate of 6.1% at June 28, 2008.

In the second quarter of 2009, we recorded an income tax provision of $0.5 million, reflecting an estimated effective tax rate of 4.2%. This expense is inclusive of an incremental valuation allowance of $3.5 million that largely offset the tax benefit generated by our operating loss in the quarter. In the second quarter of 2008, we recorded an income tax provision of $0.5 million, reflecting an estimated effective tax rate of 4.5%. This expense is inclusive of an incremental valuation allowance of $4.7 million that largely offset the tax benefit generated by our operating loss in the quarter. The valuation allowances reflect the significant losses incurred in each period, as well as the anticipated financial performance over the next several years and the unlikelihood of recognizing the future tax benefits of our accumulated losses. The tax expense recorded during the second quarter of 2009 and 2008 results primarily from the deferred tax liabilities generated by non-amortizable goodwill.

The Twenty-Six Weeks Ended June 27, 2009 as Compared to the Twenty-Six Weeks Ended June 28, 2008

For the first six months of 2009, we achieved net sales of $923.6 million and incurred a net loss of $28.8 million, as compared to net sales of $878.5 million and a net loss of $33.1 million in the first six months of 2008. Pharmacy resale activity included in net sales was $46.6 million in the first six months of 2009, compared to $31.5 million in the first half of 2008. The improvement in our net loss is primarily attributable to the following factors:

•	the benefits of the $45.0 million increase in net sales of which $30 million was in our retail stores; and

•	a $3.1 million decrease in interest expense resulting from lower interest rates applicable to our variable rate borrowings as compared to the prior year.

The positive impact of these items was partially offset by an increase in selling, general and administrative expenses of $8.0 million, primarily due to an increase in store occupancy costs for our new stores as well as additional payroll and related selling costs associated with the new stores and increased sales. In addition, other expenses increased $2.1 million in the first half of 2009, as compared to the first half of 2008, primarily due to additional expenses relating to litigation activities associated with a former CEO and additional closed store costs.

Net sales were $923.6 million in the twenty-six weeks ended June 27, 2009, representing an increase of 5.1% as compared to net sales of $878.5 million in the twenty-six weeks ended June 28, 2008. Resale activity accounted for 1.7% of the increase, while an increase in retail store sales represented the remaining 3.4%. Total 2009 same-store sales increased by 1.4% over the first half of 2008.

Pharmacy sales increased from $400.7 million in the first half of 2008 to $433.6 million in the first half of 2009, an increase of 8.2%, and represented 47.0% of total sales, as compared with 45.6% of total sales in the first half of 2008. Resale activity accounted for 3.8% of the pharmacy sales increase, while retail pharmacy sales accounted for the remaining 4.4% of the increase. Pharmacy same-store sales increased by 3.6% and the average same-store weekly prescriptions filled per store increased 1.3% during the first half of 2009. The percentage of generic drugs dispensed increased by 2.8% over the prior year, negatively impacting the pharmacy same-store sales increase by approximately 3.5%. Generic drugs generally have lower retail sales prices but are generally more profitable than branded drugs.

Front-end sales increased from $477.8 million in the first half of 2008 to $489.9 million in the first half of 2009, an increase of 2.5%, and represented 53.0% of total sales, as compared to 54.4% of total sales in the first half of 2008. Front-end same-store sales decreased by 0.3% for the first half of 2009, primarily due to the difficult economy, which has resulted in higher unemployment rates and lower levels of tourism, and poor weather patterns. The previously discussed increase in the sales price on our cigarettes positively impacted front-end same-store sales by 0.8% during the first half of 2009.

Cost of sales as a percentage of net sales increased to 69.3% in the first half of 2009 from 69.0% in the first half of 2008 primarily due to an increase in pharmacy resale activity. Excluding pharmacy resale activity, cost of sales as a percentage of net retail sales decreased to 67.7% in the first half of 2009, compared to 67.9% in the first half of 2008. This decrease was attributable to improved front-end product mix and reduced front-end inventory shrink losses partially offset by lower third party pharmacy reimbursement rates.

Selling, general and administrative expenses were $244.4 million, or 26.5% of net sales, and $236.5 million, or 26.9% of net sales, in the first six months of 2009 and 2008, respectively. As a percentage of net retail sales, selling, general and administrative expenses was 27.9% for both periods. The $8.0 million increase in selling, general and administrative is primarily due to an increase in store occupancy costs for our new stores and the additional payroll and related selling costs associated with the new stores and increased sales.

Depreciation and amortization of property and equipment and intangible assets decreased slightly in the first six months of 2009 to $35.3 million, as compared to $35.6 million in the first six months of 2008.

We incurred $0.2 million of store pre-opening expenses during the twenty-six weeks ended June 27, 2009 and June 28, 2008. During the first half of 2009 and 2008 we opened four stores and five stores, respectively.

For the six months ended June 27, 2009, other expenses totaled $6.3 million and included costs associated with closed stores ($2.8 million), costs associated with matters related to Mr. Cuti ($2.9 million) and Oak Hill management fees ($0.6 million). For the six months ended June 28, 2008, other expenses totaled $4.1 million and included costs associated with closed stores ($2.1 million), costs associated with matters related to Mr. Cuti ($1.3 million), Oak Hill management fees ($0.6 million), and other expenses ($0.1 million).

Net interest expense for the first six months of 2009 was $24.2 million, as compared to $27.3 million in the first six months of 2008. The $3.1 million decrease was primarily attributable to lower interest rates on our variable-rate debt.

In the first half of 2009, we recorded an income tax provision of $1.4 million, reflecting an estimated effective tax rate of 5.1%. This expense is inclusive of an incremental valuation allowance of $10.5 million that largely offset the tax benefit generated by our operating loss in the six month period. In the first half of 2008, we recorded an income tax provision of $1.5 million, reflecting an estimated effective tax rate of 4.7%. This expense is inclusive of an incremental valuation allowance of $13.4 million that largely offset the tax benefit generated by our operating loss in the six month period. The valuation allowances reflect the significant losses incurred in each period, as well as the anticipated financial performance over the next several years and the unlikelihood of recognizing the future tax benefits of our accumulated losses.

Liquidity and Capital Resources

Working Capital and Cash Flow

Our working capital deficit was $21.6 million at June 27, 2009, compared to a working capital deficit of $13.3 million at December 27, 2008. Working capital reflects the classification of outstanding borrowings under our amended asset-based revolving loan facility of $143.4 million at June 27, 2009 and $144.6 million at December 27, 2008 as current liabilities. This current classification is required because cash receipts controlled by the lenders are used to reduce outstanding debt and we do not meet the criteria of SFAS No. 6 to classify the debt as long-term, but is not an indication that this credit facility is expected to be retired within the next year. This facility expires in July 2011 and we intend to continue to access it for our working capital needs throughout its remaining term. The increase in our working capital deficit is primarily due to an increase in accounts payable at June 27, 2009, which reflects the timing of merchandise receipts at quarter-end.

Net cash provided by operating activities was $31.0 million in the twenty-six weeks ended June 27, 2009 compared to net cash provided by operating activities of $26.8 million in the twenty-six weeks ended June 28, 2008. The change is primarily attributable to our improved operating results during the first half of 2009 compared to the first half of 2008 and reduced cash interest payments due to lower interest rates on our variable-rate debt.

Net cash used in investing activities was $27.5 million in the twenty-six weeks ended June 27, 2009, compared to $26.0 million in the twenty-six weeks ended June 28, 2008. In the first six months of 2009, we spent $22.5 million on capital expenditures, primarily related to new stores and the remodeling of existing locations, and $5.0 million on lease acquisition and other costs, including capitalized software costs. In the first six months of 2008, we spent $16.3 million on capital expenditures, primarily related to new stores and the remodeling of existing locations, and $10.2 million on lease acquisition and other costs, including capitalized software costs. These costs were partially offset by $0.5 million of proceeds received from the disposition of certain assets.

Net cash used in financing activities was $3.5 million in the twenty-six weeks ended June 27, 2009, compared to net cash used in financing activities of $0.8 million in the twenty-six weeks ended June 28, 2008. The financing activity in the twenty-six weeks ended June 27, 2009 reflects a net decrease of $1.3 million in outstanding borrowings under our amended asset-based revolving loan facility and capital lease payments of $2.3 million. The financing activity in the twenty-six weeks ended June 28, 2008 reflects a net increase of $0.8 million in outstanding borrowings under our amended asset-based revolving loan facility and capital lease payments of $1.9 million. During the twenty-six weeks ended June 28, 2008, Oak Hill reimbursed us for a portion of our legal costs incurred in connection with the proceedings relating to Mr. Cuti, which is discussed in Note 12 to our Unaudited Consolidated Interim Financial Statements contained elsewhere in this report. The reimbursements totaled $0.3 million for the twenty-six weeks ended June 28, 2008 and are reflected as an additional capital contribution within financing activities.

Operating Capital Requirements

Our operating capital requirements primarily result from opening new stores, remodeling and renovating existing retail locations, purchasing pharmacy files and the continuing development of management information systems. We opened four new stores in the first six months of 2009, five new stores during the first six months of 2008, 15 new stores in fiscal 2008 and ten new stores in fiscal 2007. Our current capital spending plans include approximately $40 to $45 million of capital spending in 2009, with approximately $23 to $28 million related to growth capital spending. This capital plan includes between 10 to 12 new store openings in 2009 and between 10 to 15 new stores in 2010. Upon a successful completion of our previously mentioned offers to purchase and related financing transactions, we expect to increase our 2009 annual capital spending to approximately $60 million. The increased capital spending will support growth oriented projects primarily related to new stores, store renovations and pharmacy file purchases.

We also require working capital to support inventory for our existing and new stores. Historically, we have been able to lease almost all of our store locations, so acquisitions of real estate are not expected to have a significant impact on our capital requirements.

As a result of the current economic recession, we experienced declines in consumer demand that accelerated during the fourth quarter of 2008 and are expected to continue throughout fiscal 2009. Higher rates of unemployment, reduced levels of tourism and decreased commercial activity are factors impacting our outlook for the current year. We are implementing certain measures to mitigate the impact of these recessionary economic conditions. These actions include the implementation of a number of strategic cost savings initiatives to improve efficiency and eliminate non-value added activities. The total cost savings associated with the program is expected to be in the range of $7.0 to $10.0 million in fiscal 2009.

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

As of June 27, 2009, approximately 5,200 of our approximately 7,000 employees were represented by various labor unions and were covered by collective bargaining agreements. Pursuant to the terms of the collective bargaining agreements covering these employees, we are required, in some instances, to pay specified annual increases in salary and benefits contributions relating to the member employees. We do not believe that these increases will have a material impact on our liquidity or results of operations. Our collective bargaining agreements with the RWDSU/Local 338 and Local 340A unions, who, on a combined basis represent approximately 4,800 of our employees in all of our stores, will expire on December 31, 2012.

Approximately 400 of our employees in our two distribution centers in Maspeth, Queens, NY and North Bergen, NJ are represented by Local 210, International Brotherhood of Teamsters, Chauffeurs and Warehousemen, under a collective bargaining agreement that expires on August 31, 2011.

In June 2005, the appraisal panel in the World Trade Center insurance claim litigation determined the amount of our business interruption loss as a result of the events of September 11, 2001. This determination by the panel is subject to existing appeals and potentially additional appeals, and on June 22, 2005, the Second Circuit Court of Appeals affirmed the decision of the trial court, with modifications, including modifications to certain of the legal tests on which the appraisal panel’s decision was based. Based on this decision and related modifications, the appraisal panel revised its previously issued determination to require an additional $5.6 million payment from the insurance carrier in addition to the $9.9 million previously paid by the insurance carrier in 2002. As a result of the insurer’s refusal to pay this amount and also as a result of the Second Circuit Court of Appeals’ interpretation of our insurance policy, in January 2007, we commenced another action in the U.S. District Court for the Southern District of New York to recover both the appraisal panel’s award and additional amounts under the policy. In August 2007, the District Court entered judgment in the amount of $0.8 million plus interest, and both parties appealed. The appeals have been briefed and oral argument in the Second Circuit Court of Appeals has been held. However, due to the inherent uncertainty of litigation, there can be no assurance that this appeal will be successful. See Note 12 to the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report for a more detailed explanation of this matter.

The following table presents details of our significant commitments and obligations as at June 27, 2009, except that the data provided with respect to operating leases is as of December 27, 2008:

	Payments due by Period
Contractual Cash Obligations	Total	Within 1 year	Within 2-3 years	Within 4-5 years	After 5 years
	(dollars in thousands)
Long-Term Debt(1)	$405,034	$—	$405,000	$—	$34
Asset-Based Revolving Loan Facility(2)	143,380	—	143,380	—	—
Capital Lease Obligations(3)	6,097	5,022	1,075	—	—
Operating Leases(4)	1,602,254	145,772	290,147	275,236	891,099
Closed Store Costs(5)	7,085	2,702	2,128	811	1,444
Fixed Interest Payments(6)	47,532	19,013	28,519	—	—
Variable Interest Payments (7)	22,557	13,705	8,852	—	—
Severance Payments(8)	685	570	16	15	84
Redeemable Preferred Stock(9)	39,400	—	—	—	39,400
Redeemable Preferred Stock Dividends(9)	89,496	—	—	—	89,496

Total Contractual Cash Obligations(10)	$2,363,520	$186,784	$879,117	$276,062	$1,021,557

(1)	These amounts include $210.0 million of outstanding senior secured floating rate notes due in December 2010, $195.0 million of outstanding senior subordinated notes due in August 2011, and $34,000 outstanding under the senior convertible notes due in 2022. For more information about the terms of the indebtedness described above, please see “—Debt,” below.
(2)	At June 27, 2009, approximately $143.4 million was outstanding and a further $67.5 million was available for borrowing under our amended asset-based revolving loan facility. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt and we do not meet the criteria of SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced—An Amendment of ARB No. 43, Chapter 3A” to classify the debt as long-term. However, this is not an indication that this credit facility is expected to be retired within the next year. We intend to continue to use this facility for our working capital needs through the date of its maturity in July 2011.
(3)	Please refer to Note 12 to the annual consolidated financial statements on Form 10-K for further detail on Capital Lease obligations.
(4)	Please refer to Note 18 to the annual consolidated financial statements on Form 10-K for further detail on Operating Lease obligations.
(5)	In the normal course of its business, we will close store locations and establish reserves for costs to be incurred in connection with such store closings. The balance of the reserve is expected to be utilized primarily for occupancy-related costs in the closed stores.
(6)	Reflects interest payable on the $195.0 million outstanding senior subordinated notes.
(7)	The estimated interest payments for our variable rate debt are calculated using the outstanding balances and interest rates applicable as of June 27, 2009. Borrowings under our variable rate debt are primarily LIBOR-based. At June 27, 2009, our hedging activity consists of a “no cost” interest rate collar designed to hedge interest rate variability on portions of our LIBOR-based borrowings. At June 27, 2009, the LIBOR rate in effect was approximately 0.6%, which was below the minimum rate specified under the “no cost collar.” The fair value of the interest rate collar resulted in a hedge liability of $5.0 million at June 27, 2009. We expect approximately $3.4 million associated with the interest rate collar to be recognized as additional interest expense during the next twelve months. The potential payments due under the interest rate collar are not included in the above table since the actual payments will vary with LIBOR rates. This hedging arrangement expires on December 15, 2010.
(8)	Includes amounts owed to former employees and also reflects future health insurance premium payments specified under the employment contract with Mr. Cuti, which are required to be made by us in connection with his replacement on November 21, 2005. In an ongoing arbitration between Mr. Cuti and us (explained in more detail in Note 12 to the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report), we are seeking, among other forms of relief, rescission of employment agreements entered into between us and Mr. Cuti, the return of all compensation paid under the employment agreements, including the benefits described in this footnote, and other monetary damages.

(9)	The Series A redeemable preferred stock has a 12-year mandatory redemption date from the issuance date and provides for an annual cash dividend of 10% payable quarterly, subject to being declared by our Board of Directors. To the extent the dividends are not paid in cash, the dividends will cumulate on a quarterly basis to the extent not paid quarterly. The payments of these dividends are currently restricted under the agreements governing our outstanding indebtedness, so we have reflected the dividends in the table above as not being payable until the mandatory redemption date. Each of the 525,334 shares of Series A redeemable preferred stock is immediately redeemable without penalty, at our option prior to the mandatory redemption date, at a liquidation preference of $75.00 per share plus any accrued but unpaid dividends as of the redemption date.
(10)	This table excludes contributions under our various multi-employer pension plans, which totaled $3.2 million in 2008.

The following table presents details of our other significant commercial commitments as at June 27, 2009:

		Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Within 1 year	2-3 years	4-5 years	After 5 years
	(dollars in thousands)
Standby Letters of Credit(1)	$9,142	$9,142	$—	$—	$—

Total Commercial Commitments	$9,142	$9,142	$—	$—	$—

(1)	Standby letters of credit at June 27, 2009 include a $3.5 million letter of credit required for the fiscal 2008 litigation settlement agreement relating to two class action lawsuits. See Note 12 to our Unaudited Consolidated Interim Financial Statements contained elsewhere in this report for additional information regarding this litigation settlement. The standby letters of credit are renewed on an annual basis, unless otherwise requested by the beneficiary.

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

In connection with the November 21, 2005 replacement of Mr. Cuti as our CEO, Mr. Cuti’s employment contract specified payments to Mr. Cuti in cash totaling up to $6.6 million. We have paid the full amount through December 27, 2008. In addition, the employment contract provides for continued health insurance coverage for Mr. Cuti during the 25-month period following termination and, upon expiration of that period, if Mr. Cuti is not otherwise eligible under another employer’s comparable medical plan, lifetime retiree medical benefits at a cost not to exceed $50,000 annually. In an ongoing arbitration between Mr. Cuti and us (explained in more detail in Note 12 to the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report), we are seeking, among other forms of relief, rescission of employment agreements entered into between us and Mr. Cuti, the return of all compensation paid under the employment agreements, including the benefits described in this paragraph, and other monetary damages.

In connection with the Acquisition, Mr. Cuti was granted equity interests in Duane Reade Shareholders and Duane Reade Holdings, consisting of options to purchase shares of our common stock and a profits interest in Duane Reade Shareholders. Mr. Cuti’s employment contract provides that, as a result of his replacement on November 21, 2005, he had the right to require us to purchase for cash, to be paid over a two year period, all or a portion of these equity interests as he may designate, at a value determined in accordance with a formula. In connection with his replacement, we have treated all of his equity interests as having vested. The options have expired unexercised, and the profits interest will have no value unless the value of Duane Reade Shareholders and Duane Reade Holdings, Inc., respectively, appreciate following the Acquisition. Mr. Cuti’s purchase right will be suspended at any time when the exercise of such purchase rights would result in a default under the financing arrangements of Duane Reade Shareholders, Duane Reade Holdings or Duane Reade Inc. On December 21, 2005, Mr. Cuti provided notice to Duane Reade Inc. that he was exercising his repurchase right to cause us to repurchase 5% of his profits interest. Pursuant to the procedures outlined in the new employment agreement, Duane Reade Inc. has advised him that his profits interest as of December 21, 2005 was determined to have no value. The benefits described in this paragraph were all granted under an employment agreement between Mr. Cuti and us. In an ongoing arbitration between Mr. Cuti and us (explained in more detail in Note 12 to the Unaudited Consolidated Interim Financial

Statements contained elsewhere in this report), we are seeking, among other forms of relief, rescission of employment agreements entered into between us and Mr. Cuti and the return of all compensation paid under the employment agreements, including the benefits described in this paragraph. The determination that Mr. Cuti’s profits interest as of December 21, 2005 had no value is also one of several subjects specifically at issue in the arbitration.

In connection with the assignment of certain store leases to third parties during 2008 and 2007, we continue to provide secondary guarantees on the lease obligations for the assigned stores. The respective purchasers have assumed our obligations under these leases and are primarily liable for these obligations. Although we believe it to be unlikely, assuming that each respective purchaser became insolvent, management estimates that we could settle these obligations for amounts substantially less than the aggregate obligation of $26.2 million as of June 27, 2009. The obligations are for varying terms dependent upon the respective lease, the longest of which lasts through May 31, 2022.

Debt

Refer to Note 6 and Note 13 to the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report for a detailed description with respect to the various components of our debt structure and a discussion of our offers to purchase a portion of our outstanding debt.

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

We have incurred losses since the Acquisition date due primarily to the additional depreciation and amortization expense relating to the stepped-up fair value of our assets on the Acquisition date, and increased interest expense resulting from Acquisition indebtedness. We have an accumulated deficit of $426.6 million at June 27, 2009. We have generated positive net cash flows from operations of $31.0 million during the twenty-six weeks ended June 27, 2009, $44.3 million in fiscal 2008, $19.3 million in fiscal 2007 and $11.6 million in fiscal 2006. The amended asset-based revolving loan facility contains a single fixed charge coverage requirement which only becomes applicable when borrowings exceed 90 percent of the borrowing base, as defined in the agreement governing the amended asset-based revolving loan facility. We have never been subject to the financial coverage requirement. Historically, our borrowings have never exceeded 90 percent of the borrowing base, and we do not expect to exceed this threshold during the remainder of 2009. If the fixed charge coverage ratio had been in effect during the first half of 2009, we would have been in full compliance with the covenant.

We intend to refinance our senior secured floating rate notes due 2010 and senior subordinated notes due 2011 in the amounts of $210.0 million and $195.0 million, respectively, prior to their maturity dates. There can be no assurance that such refinancing will actually take place.

We have commenced the offers to purchase and related financing transactions, and if those transactions are completed, the senior secured floating rate notes will be retired, and $143.3 million of the senior subordinated notes will be retired.

If the offers to purchase, the proposed offering of new senior secured notes and the credit agreement amendment are completed as expected, we expect that our annual cash interest expense payable in respect of our outstanding debt securities will increase, since we expect to pay approximately $40.3 million of annual cash interest on the new senior secured notes and the remaining senior subordinated notes, compared to approximately $29.8 million of annual cash interest on our currently outstanding senior secured floating rate notes and senior subordinated notes (based on the interest rates in effect as of June 27, 2009 and without giving effect to our current hedging arrangements).

Once the proposed credit agreement amendment is effective, the rate of interest payable under our amended asset-based revolving loan agreement is expected to increase, since the applicable margins on LIBOR-based loans would increase from a range of 1.00% to 2.00% to a range of 2.25% to 3.25%, and the applicable margins on prime rate loans would increase from a range of 0.00% to 0.50% to a range of 1.25% to 1.75%. Also, line fees would increase from 0.30% to 0.50% per year.

We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including revolving loan borrowings under the amended asset-based revolving loan facility, will be adequate to make required payments on our indebtedness, to fund anticipated capital expenditures and to satisfy our working capital requirements for fiscal 2009. We base this belief on our recent levels of cash flow from operations, projected improvements in working capital management, anticipated levels of capital expenditures and the available borrowing capacity under the $225.0 million amended asset-based revolving loan facility, which was approximately $67.5 million at June 27, 2009. On a pro forma basis, giving effect to the offers to purchase, the proposed offering of new senior secured notes and the credit agreement amendment, our availability as of June 27, 2009 would have been approximately $141.4 million. Our stockholders’ deficit is expected to increase in 2009 due to continued losses; however, this deficit does not impact our liquidity as noted above and has no impact on our debt covenants.

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

During 2006, we extended the maturity of the amended asset-based revolving loan facility from July 21, 2008 to July 21, 2011. As a condition of this extension, we are required to refinance any outstanding amounts under the $210.0 million of senior secured floating rate notes not later than 120 days prior to their maturity date of December 15, 2010. This condition precedent will be deemed to have been satisfied if the offering of the new senior secured notes and the offers to purchase are completed.

Borrowings under the amended asset-based revolving loan facility and the aggregate $210.0 million senior secured floating rate notes bear interest at floating rates. Therefore, our financial condition will be affected by changes in prevailing interest rates. On April 30, 2008, we entered into a hedging transaction through the acquisition of a “no cost collar.” Under this arrangement, we capped our exposure on $210.0 million of LIBOR-based borrowings at a maximum LIBOR rate of 5.2%. In addition, we established a minimum “floor” LIBOR rate of 2.6%, in line with then current LIBOR rates. At June 27, 2009, the LIBOR rate in effect was approximately 0.6%, which was below the minimum rate specified under the “no cost collar.” As a result, the “no cost collar” increased the effective annual interest rate on our LIBOR- based borrowings by approximately 1.2%. This hedging arrangement expires on December 15, 2010.

There are no credit ratings related triggers in the amended asset-based revolving loan facility that would impact the cost of borrowing, annual amortization of principal or related indebtedness maturity.

Critical Accounting Policies

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial reporting to gain a more complete understanding of our consolidated financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 27, 2008 are those that depend most heavily on these judgments and estimates. At June 27, 2009, there have been no material changes to any of the Critical Accounting Policies contained therein.

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

Inflation

We believe that inflation has not had a material impact on our results of operations during the three years ended December 27, 2008 or the thirteen and twenty-six weeks ended June 27, 2009.

Recently Issued Accounting Pronouncements

Refer to Note 2 of the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report for a detailed description of various recently issued accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial results are subject to risk from interest rate fluctuations on the portion of our debt that carries variable interest rates. Variable rate debt outstanding at June 27, 2009 included $143.4 million of borrowings under our amended asset-based revolving loan facility and $210.0 million of senior secured floating rate notes. At June 27, 2009, the weighted average combined interest rate in effect on all variable rate debt outstanding, including the effect of our “no cost” collar as detailed below, was approximately 5.0%. A 0.50% change in interest rates applied to the $353.4 million balance of floating rate debt would affect pre-tax annual results of operations by approximately $1.8 million, excluding the impact, if any, of the “no cost collar.” In addition, we also have $195.0 million of senior subordinated notes and $34.0 thousand of senior convertible notes outstanding at June 27, 2009. The senior subordinated notes bear interest payable semi-annually at a fixed rate of 9.75% and are therefore not subject to risk from interest rate fluctuations. The senior convertible notes accrete interest at an annual fixed rate of 3.75% and are also not subject to interest rate fluctuations. See Note 6 and Note 13 to the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report for a detailed description with respect to the various components of our debt structure and a discussion of our offers to purchase a portion of our outstanding debt.

On April 30, 2008, we entered into a hedging transaction through the acquisition of a “no cost collar.” Under this arrangement, we capped our exposure on $210.0 million of LIBOR-based borrowings at a maximum LIBOR rate of 5.2%. In addition, we established a minimum “floor” LIBOR rate of 2.6%, in line with then current LIBOR rates. The changes in the fair value of the hedge agreement are reflected within other comprehensive loss on the Consolidated Statements of Comprehensive Loss (Unaudited) contained elsewhere in this report. At June 27, 2009, the LIBOR rate in effect was approximately 0.6%, which was below the minimum rate specified under the “no cost collar.” As a result, the “no cost collar” increased the effective annual interest rate on our LIBOR-based borrowings by approximately 1.2%. The calculation of the fair value of the “no cost collar” resulted in a hedge liability of $5.0 million at June 27, 2009. This hedging arrangement expires on December 15, 2010.

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

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the second quarter ended June 27, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	Legal Proceedings

Refer to Note 12 to the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report for a detailed description of the various legal proceedings in which we are involved.

ITEM 1A.	Risk Factors

For information regarding factors that could affect our results of operations, financial position and liquidity, see the risk factors discussion provided in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 27, 2008, as updated by Exhibit 99.1 to our Current Report on Form 8-K filed on July 15, 2009. See also “Special Note Regarding Forward-Looking Statements” above.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

Exhibit No.	Description
3.1*	Certificate of Conversion of Duane Reade International, Inc. from a corporation to a limited liability company, dated July 23, 2009.

3.2*	Certificate of Formation of Duane Reade International, LLC, dated July 23, 2009.

3.3*	Limited Liability Company Agreement of Duane Reade International, LLC, dated July 23, 2009.

31.1*	Sarbanes-Oxley Section 302 Certification of the Company’s Chief Executive Officer (“CEO”).

31.2*	Sarbanes-Oxley Section 302 Certification of the Company’s Chief Financial Officer (“CFO”).

32**	Sarbanes-Oxley Section 906 Certifications of the Company’s CEO and CFO.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2009	DUANE READE HOLDINGS, INC.
(Registrant)

/S/ JOHN A. LEDERER
John A. Lederer
Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)

/S/ JOHN K. HENRY
John K. Henry
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)