Form 10-Q
period 2009-09-26
DUANE READE HOLDINGS INC
filed 2009-11-10
CIK 1279172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 26, 2009

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

As of November 9, 2009, there were 2,615,077 shares of common stock issued and outstanding. All but 20,100 shares of the common stock of the registrant are held by its parent.

*	The registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. The registrant is a voluntary filer.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This and other of our public filings or public statements contain forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act and the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. These forward-looking statements relate to future events or our future financial performance with respect to our financial condition, results of operations, business plans and strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products such as private label merchandise, plans and objectives of management, capital expenditures, growth and maturation of our stores and other matters. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “pro forma,” “as-adjusted,” “seek,” or “continue” or the negative of those terms or other comparable terminology. These forward-looking statements are only predictions and such expectations may prove to be incorrect. Some of the things that could cause our actual results to differ substantially from our expectations are:

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

•

changes in pharmacy prescription reimbursement rates attributable to modifications in the definition of indexed pricing terms such as “Average Wholesale Price” or “Average Manufacturer Price”, including the impact of the court-approved settlement in the First Data Bank litigation relating to the reporting of Average Wholesale Prices;

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

•	the outcome of our ongoing tax examinations by federal and state tax authorities;

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

•	employment disputes and labor relations;

•	our ability to prevent fraud and limit inventory shrink losses;

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

•

the progress and outcome of the criminal indictments against former executives of ours by the United States District Attorney’s Office for the Southern District of New York and the civil securities fraud charges filed by the SEC;

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

•

the effects of the current economic recession on our customers and the markets we serve, particularly the difficulties in the financial services industry and the general economic downturn that began in the latter half of 2007 and which significantly deteriorated during the fourth quarter of 2008 and continues through 2009;

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

•	changes in levels of vendor rebates, allowances and related payment terms;

•	changes in timing of our acquisition of stores and prescription files and capital expenditure plans;

•	changes in real estate market conditions and our ability to continue to renew expiring leases or to secure suitable new store locations under acceptable lease terms;

•	our ability to successfully implement and manage new computer systems and technologies;

•	demographic changes;

•	our ability to refinance or extinguish our outstanding debt obligations, including senior subordinated notes due 2011, prior to the respective maturity dates; and

•	other risks and uncertainties detailed elsewhere in this quarterly report on Form 10-Q and from time to time in our filings with the SEC.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Duane Reade Holdings, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands)

	13 Weeks Ended		39 Weeks Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net sales	$448,894	$431,005	$1,372,467	$1,309,538
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization expense)	309,164	296,261	949,659	902,667
Selling, general & administrative expenses	121,761	117,763	366,177	354,213
Depreciation and amortization	18,783	16,667	54,125	52,260
Store pre-opening expenses	141	300	376	548
Gain on sale of pharmacy files	(321)	—	(321)	—
Other expenses	2,360	7,883	8,643	12,032

Operating loss	(2,994)	(7,869)	(6,192)	(12,182)
Interest expense, net	19,662	13,633	43,853	40,913
Gain on debt extinguishment, net	(12,528)	—	(12,528)	—

Loss before income taxes	(10,128)	(21,502)	(37,517)	(53,095)
Income taxes	561	827	1,968	2,305

Net loss	$(10,689)	$(22,329)	$(39,485)	$(55,400)

The accompanying notes are an integral part of these financial statements.

Duane Reade Holdings, Inc.

Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	September 26, 2009	December 27, 2008
ASSETS
Current Assets
Cash	$1,364	$1,430
Receivables, net	54,394	55,783
Inventories	219,097	214,154
Prepaid expenses and other current assets	16,939	13,541

Total Current Assets	291,794	284,908
Property and equipment, net	199,074	186,560
Goodwill	69,510	69,510
Other assets, net	164,859	171,622

Total Assets	$725,237	$712,600

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$87,653	$88,238
Accrued interest	6,083	8,597
Accrued expenses	48,218	52,262
Current portion of debt	112,404	144,642
Current portion of capital lease obligations	4,549	4,485

Total Current Liabilities	258,907	298,224
Long-term debt	344,119	405,033
Capital lease obligations, less current portion	3,653	1,492
Deferred income taxes	30,167	28,440
Redeemable preferred stock and accrued dividends	121,158	36,775
Deferred rent liabilities	61,588	53,084
Other non-current liabilities	47,690	36,253

Total Liabilities	867,282	859,301

Commitments and contingencies (Note 12)
Stockholders’ deficit
Preferred stock, $0.01 par; authorized 50,000 shares; issued and outstanding: zero shares at September 26, 2009 and December 27, 2008	—	—
Common stock, $0.01 par; authorized 4,205,600 shares at September 26, 2009 and December 27, 2008; issued and outstanding: 2,615,077 shares at September 26, 2009 and December 27, 2008	26	26
Paid-in capital	295,264	255,867
Accumulated other comprehensive loss	—	(4,747)
Accumulated deficit	(437,335)	(397,847)

Total Stockholders’ Deficit	(142,045)	(146,701)

Total Liabilities and Stockholders’ Deficit	$725,237	$712,600

The accompanying notes are an integral part of these financial statements.

Duane Reade Holdings, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	39 Weeks Ended
	September 26, 2009	September 27, 2008
Cash flows provided by operating activities:
Net loss	$(39,485)	$(55,400)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	56,731	54,999
Deferred income taxes	1,947	2,192
Non-cash rent expense	8,562	9,339
Non-cash interest expense on redeemable preferred stock	5,372	4,666
Gain on debt extinguishment, net	(12,528)	—
Ineffective portion of interest rate collar	4,999	—
Asset impairment charges	—	3,405
Other non-cash expense	495	332
Change in operating assets and liabilities:
Receivables	1,389	3,622
Inventories	(4,943)	(1,274)
Prepaid expenses and other current assets	(3,398)	(566)
Accounts payable	(585)	2,431
Accrued expenses	(5,982)	(7,929)
Other assets and liabilities, net	2,819	4,909

NET CASH PROVIDED BY OPERATING ACTIVITIES	15,393	20,726

Cash flows used in investing activities:
Capital expenditures	(39,737)	(23,111)
Lease acquisition, customer file and other costs	(10,214)	(11,958)
Proceeds from sale of assets	449	525

NET CASH USED IN INVESTING ACTIVITIES	(49,502)	(34,544)

Cash flows provided by financing activities:
Borrowings from revolving credit facility	1,598,292	1,544,744
Repayments of revolving credit facility	(1,630,530)	(1,530,951)
Proceeds from issuance of long-term debt	292,251	—
Proceeds from issuance of preferred stock and warrant	124,759	—
Repayments of long-term debt	(336,563)	—
Capital contributions	—	978
Issuance of common stock	—	2,000
Deferred financing costs	(10,618)	(1)
Repayments of capital lease obligations	(3,548)	(2,950)

NET CASH PROVIDED BY FINANCING ACTIVITIES	34,043	13,820

Net change in cash	(66)	2
Cash at beginning of period	1,430	1,380

Cash at end of period	$1,364	$1,382

The accompanying notes are an integral part of these financial statements.

Duane Reade Holdings, Inc.

Consolidated Statements of Comprehensive Loss (Unaudited)

(In thousands)

	13 Weeks Ended		39 Weeks Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net loss	$(10,689)	$(22,329)	$(39,485)	$(55,400)

Change in fair value of interest rate collar	21	(555)	(252)	(275)

Total other comprehensive (loss) income	21	(555)	(252)	(275)

Total comprehensive loss	$(10,668)	$(22,884)	$(39,737)	$(55,675)

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

The Company has incurred losses since the Acquisition date due primarily to the additional depreciation and amortization expense relating to the stepped-up fair value of its assets on the Acquisition date, and increased interest expense resulting from Acquisition indebtedness. The Company has an accumulated deficit of $437.3 million at September 26, 2009. The Company has generated positive net cash flows from operations of $15.4 million during the thirty-nine weeks ended September 26, 2009, $44.3 million in fiscal 2008, $19.3 million in fiscal 2007 and $11.6 million in fiscal 2006. During the third quarter of 2009, the Company completed a number of debt refinancing transactions (described in more detail in Note 6).

The Company’s asset-based revolving loan facility contains a single fixed charge coverage requirement which only becomes applicable when borrowings exceed 90 percent of the borrowing base, as defined in the agreement governing the asset-based revolving loan facility. The Company has never been subject to the financial coverage requirement. Historically, the Company’s borrowings have never exceeded 90 percent of the borrowing base, and the Company does not expect to exceed this threshold during the remainder of 2009. If the fixed charge coverage ratio had been in effect during the 39 weeks ended September 26, 2009, the Company would have been in full compliance with the covenant.

The Company intends to refinance or purchase the remaining $51.7 million of outstanding senior subordinated notes due 2011 prior to their maturity date. There can be no assurance that such refinancing or purchase will actually take place.

The Unaudited Consolidated Interim Financial Statements included herein reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of operations, financial position, cash flows and comprehensive loss of the Company, and have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company’s Annual Consolidated Financial Statements for the year ended December 27, 2008. These Unaudited Consolidated Interim Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 27, 2008. The Unaudited Consolidated Interim Financial Statements include the assets and operations of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Material subsequent events are evaluated and disclosed through the report issuance date, November 10, 2009. The results for the interim periods presented are not necessarily indicative of the results expected for the full year.

During the third quarter of 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2009-01, “Amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (the “Codification”). The Codification became the single source of authoritative accounting principles generally accepted in the United States (“GAAP”), other than rules and interpretive releases issued by the United States Securities and Exchange Commission (“SEC”). The Codification reorganized GAAP into a topical format that eliminates the previous GAAP hierarchy and instead established two levels of guidance – authoritative and non-authoritative. All non-grandfathered, non-SEC accounting literature that was not included in the Codification became non-authoritative. The adoption of the Codification did not change previous GAAP, but rather simplified user access to all authoritative literature related to a particular accounting topic in one place. Accordingly, the adoption had no impact on the Company’s consolidated interim financial position and results of operations. All prior references to previous GAAP in the Company’s consolidated interim financial statements were updated for the new references under the Codification.

2. Recently Issued Accounting Pronouncements

In June 2009, the FASB issued new accounting guidance which, among other things, eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures about transfers of financial assets. This new accounting guidance is effective for annual reporting periods beginning after November 15, 2009. The adoption of this new accounting guidance is not anticipated to impact the Company’s consolidated financial position and results of operations. The new accounting guidance has not yet been included in the Codification.

In June 2009, the FASB issued new accounting guidance which, among other things, requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity and amends previously issued guidance on the consideration of related party relationships in the determination of the primary beneficiary of a variable interest entity, amends certain guidance for determining whether an entity is a variable interest entity, requires continuous assessments of whether an enterprise is the primary beneficiary of a variable interest entity, and requires enhanced disclosures about an enterprise’s involvement with a variable interest entity. The new accounting guidance is effective for annual reporting periods beginning after November 15, 2009. The adoption of the provisions of the new accounting guidance is not anticipated to impact the Company’s consolidated financial position and results of operations. The new accounting guidance has not yet been included in the Codification.

3. Stock-Based Payment

The Company recorded pre-tax compensation expense relating to stock option grants of approximately $0.2 million during the thirteen week periods ended September 26, 2009 and September 27, 2008. For the thirty-nine weeks ended September 26, 2009 and September 27, 2008, the corresponding expense was $0.6 million and $0.5 million, respectively.

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

During the thirteen and thirty-nine weeks ended September 26, 2009, there were 33,000 and 58,500 options granted, respectively. The weighted-average grant-date fair value of the options granted during the thirteen and thirty-nine weeks ended September 26, 2009 was approximately $0.

During the thirty-nine weeks ended September 27, 2008, the Company granted options to purchase 165,000 shares of the Company’s common stock to its newly appointed CEO. The exercise price of these options is $100 per share, which is consistent with all other options previously granted under the 2004 Option Plan. Sixty percent of the options will vest ratably in annual installments over four years, subject to the CEO’s continued employment, and 40% of the options will vest based on the Company’s achievement of performance targets. Fifty percent of the performance portion of the CEO’s options will vest if and when the Company’s principal shareholder, Oak Hill, receives at least a 1.5x cash-on-cash return on its July 2004 investment in the Company, and the remaining fifty percent will vest if and when Oak Hill receives at least a 2x cash-on-cash return on its July 2004 investment in the Company, subject to the CEO’s continued employment through the date of any such return.

There were no stock options exercised during either the thirteen or thirty-nine weeks ended September 26, 2009 or September 27, 2008.

The fair value of each option grant issued during the thirteen and thirty-nine weeks ended September 26, 2009 and September 27, 2008 was estimated on the date of grant using the lattice-pricing model with the following weighted-average assumptions:

	September 26, 2009	September 27, 2008
Dividend yield	0.0%	0.0%
Volatility	40.0%	42.0%
Risk-free interest rate	3.6%	3.1%
Post-vesting employment termination(1)	1.9%	0.0%

(1)	The lattice-pricing model for 2008 used a 0.0% post-vesting employment termination rate because the entire 2008 grant was to a single individual. This estimate was derived from management’s experience and represents a best estimate.

As of September 26, 2009, there was $1.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock-based compensation plan. That cost is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.4 years.

As of September 26, 2009, a total of 60,201 shares of common stock of the Company were reserved for the issuance of additional stock options.

See Note 13 for additional discussion of the Company’s 2004 Option Plan.

4. Inventories and Cost of Sales

At September 26, 2009 and December 27, 2008, inventories, consisting solely of finished goods, would have increased by $5.2 million and $2.4 million, respectively if they had been valued on a lower of first-in, first-out (“FIFO”) cost or market basis instead of a last-in, first-out (“LIFO”) basis. Included within cost of sales are all warehouse expenses and distribution costs, except for depreciation and amortization expense, which is shown separately on the consolidated statement of operations. The Company reflects promotional allowances from vendors as a reduction of inventory or advertising expense, depending on the nature of the allowance, when such inventory is sold or advertising or promotions have been completed and the related allowances have been earned.

State and local excise taxes on cigarettes are a component of inventory cost. The Company is reimbursed for the excise tax from customers at the point-of-sale and reflects the amounts collected as a component of net sales. During the thirteen and thirty-nine weeks ended September 26, 2009, the Company included $6.7 million and $21.4 million, respectively, of cigarette excise taxes in net sales. During the thirteen and thirty-nine weeks ended September 27, 2008, the Company included $8.0 million and $19.3 million, respectively, of cigarette excise taxes in net sales.

5. Exit and Disposal Activities

In the normal course of its business, the Company closes stores. The Company establishes reserves for costs to be incurred in connection with such store closings. At September 26, 2009, the balance of this reserve was $7.1 million. This balance will be used primarily for occupancy-related costs in these closed stores.

6. Debt

Refinancing Transactions

On August 7, 2009, the Company completed a number of debt refinancing transactions, including:

•	the extinguishment of all of the existing $210.0 million aggregate principal amount of the senior secured floating rate notes due 2010;

•	the extinguishment of $143.3 million aggregate principal amount of the 9.75% senior subordinated notes due 2011, leaving $51.7 million outstanding;

•

the issuance of $300.0 million of 11.75% senior secured notes due 2015 at 97.417% of par value to provide a portion of the total consideration for the purchase of the senior secured floating rate notes and senior subordinated notes;

•

a $125.0 million investment by entities associated with Oak Hill in the form of redeemable preferred equity and a warrant to purchase additional shares of the Company’s common stock (collectively, the “Oak Hill equity investment”), which provided a portion of the consideration for the purchase of the senior subordinated notes;

•	the amendment of the asset-based revolving loan facility to permit the above transactions; and

•	the temporary repayment of $70.9 million of outstanding borrowings under the asset-based revolving loan facility with the remaining proceeds of the Oak Hill equity investment.

As a result of these transactions, the Company recorded a $12.5 million gain on the extinguishment of debt. In addition, the Company incurred fees of approximately $10.6 million to complete these debt refinancing transactions, which was deferred and is being amortized over the terms of the related debt instruments.

Summary of Debt

Debt is summarized as follows (in thousands):

Description of Instrument	September 26, 2009	December 27, 2008
Current debt:
Asset-based revolving loan facility(1)	$112,404	$144,642

Non-current debt:
11.75% senior secured notes due 2015 ($300.0 million face value less unamortized discount of $7.6 million)(2)	$292,375	$—
Senior secured floating rate notes due 2010(2)	—	210,000
9.75% senior subordinated notes due 2011(2)	51,709	195,000
2.1478% senior convertible notes due 2022(3)	35	33

Total Non-current debt	$344,119	$405,033

Total Debt	$456,523	$549,675

(1)	Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt and the Company does not meet the criteria to classify the debt as long-term, however, this is not an indication that this credit facility is expected to be retired within the next year. The Company intends to continue to use this facility for its working capital needs through the date of its maturity in July 2011.
(2)	On August 7, 2009, the Company completed a number of debt refinancing transactions, including the extinguishment of all of its existing $210.0 million senior secured floating rate notes due 2010 and the extinguishment of $143.3 million aggregate principal amount of its 9.75% senior subordinated notes due 2011. The proceeds for the refinancing were obtained from the issuance of $300.0 million of 11.75% senior secured notes due 2015 and the $125.0 million Oak Hill equity investment. See Note 8 for a discussion of the Oak Hill equity investment.
(3)	Increase is due to the accretion of the discount on the original issuance.

Asset-Based Revolving Loan Facility – The Company’s asset-based revolving loan facility has a maximum borrowing capacity of $225.0 million, subject to a borrowing base calculation based on specified advance rates against the value of the Company’s inventory, pharmacy prescription files and accounts receivable. The asset-based revolving loan facility matures on July 21, 2011.

The asset-based revolving loan facility includes a $50.0 million sub-limit for the issuance of letters of credit. Obligations under the revolving loan facility are collateralized by a first priority interest in inventory, receivables, pharmacy prescription files, deposit accounts and certain other current assets. Under the asset-based revolving loan facility, Duane Reade GP is the sole obligor. However, the asset-based revolving loan facility is guaranteed on a full and unconditional basis by the Company, Duane Reade Inc. and each of the Company’s other domestic subsidiaries other than the obligor.

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

In connection with the August 2009 debt refinancing transactions, the terms of the Company’s asset-based revolving loan facility were amended to permit such debt refinancing, including the offering of $300.0 million of 11.75% senior secured notes due 2015 and other related transactions. In addition, the asset-based revolving loan facility was amended to increase the applicable margins. Giving effect to those amendments, revolving loans under the asset-based revolving loan facility, at the Company’s option, bear interest at either:

•	a rate equal to LIBOR plus a margin of from 2.25% to 3.25% (increased from 1.00% to 2.00%), determined based on levels of borrowing availability reset each fiscal quarter; or

•

a rate equal to the prime rate of Banc of America Retail Group Inc. plus a margin of from 1.25% to 1.75% (increased from 0.00% to 0.50%), determined based on levels of borrowing availability reset each fiscal quarter.

Borrowings under the asset-based revolving loan facility continue to be primarily LIBOR-based. As of September 26, 2009, giving effect to the August 7, 2009 amendment, the asset-based revolving loan facility bore interest at a weighted average annual rate of 3.2%.

At September 26, 2009, there was $112.4 million outstanding under the asset-based revolving loan facility, and approximately $107.1 million of remaining availability, net of $5.5 million reserved for outstanding standby letters of credit. A portion of the proceeds from the Company’s August 2009 debt refinancing transactions was used to temporarily reduce the balance outstanding under the asset-based revolving loan facility by temporarily repaying $70.9 million of outstanding borrowings. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt, and the Company does not meet the criteria to classify the debt as long-term.

Senior Secured Notes due 2015 – On August 7, 2009, the Company closed an offering of $300.0 million aggregate principal amount of 11.75% senior secured notes due 2015. The senior secured notes due 2015 were issued at 97.417% of par value. The senior secured notes due 2015 mature on August 1, 2015 and bear interest at 11.75% per annum payable in semi-annual installments on February 1 and August 1, commencing on February 1, 2010.

The Company guarantees the senior secured notes due 2015 on a full and unconditional, senior secured basis. Duane Reade Inc. and Duane Reade GP are co-obligors under the senior secured notes due 2015. The senior secured notes due 2015 rank equally in right of payment with any of the Company’s, Duane Reade Inc.’s or Duane Reade GP’s unsubordinated indebtedness and senior in right of payment to any of the Company’s, Duane Reade Inc.’s or Duane Reade GP’s subordinated or senior subordinated indebtedness. All obligations under the senior secured notes due 2015 are guaranteed on a senior basis by each of the Company’s existing subsidiaries, other than Duane Reade Inc. and Duane Reade GP, and will be guaranteed by future subsidiaries of Duane Reade Inc. and Duane Reade GP except certain foreign and certain domestic subsidiaries. The senior secured notes due 2015 and the guarantees are collateralized by a first priority interest in substantially all of Duane Reade Inc. and Duane Reade GP’s assets other than those assets in which the lenders under the asset-based revolving loan facility have a first priority interest and certain excluded assets defined in the indenture. The senior secured notes due 2015 and the guarantees are also collateralized by a second priority interest in all collateral pledged on a first priority basis to lenders under the asset-based revolving loan facility.

Upon the occurrence of specified change of control events, Duane Reade Inc. and Duane Reade GP will be required to make an offer to repurchase all of the senior secured notes due 2015 at 101% of their outstanding principal amount plus accrued and unpaid interest to the date of repurchase. The indenture governing the senior secured notes due 2015 contains certain affirmative and negative covenants that limit the ability of Duane Reade Inc., Duane Reade GP and their restricted subsidiaries, as defined, to incur additional indebtedness, pay dividends, make repayments on indebtedness that is subordinated to the senior secured notes due 2015 and to make certain other restricted payments, incur certain liens, use proceeds from sales of assets, enter into business combination transactions (including mergers, consolidations and asset sales), enter into sale-leaseback transactions enter into transactions with affiliates and permit restrictions on the payment of dividends by restricted subsidiaries. The indenture governing the senior secured notes due 2015 contains customary events of default, which, if triggered, may result in the acceleration of the indebtedness outstanding under the indenture. There are no credit ratings related triggers in the indenture governing the senior secured notes due 2015 that would impact the cost of borrowing, annual amortization of principal or related indebtedness maturity. The indenture governing the senior secured notes due 2015 does not contain financial maintenance covenants

Senior Secured Floating Rate Notes due 2010 – On December 20, 2004, Duane Reade Inc. and Duane Reade GP co-issued $160.0 million aggregate principal amount of senior secured floating rate notes due 2010. On August 9, 2005, Duane Reade Inc. and Duane Reade GP issued a further $50.0 million of senior secured floating rate notes. The August 2005 senior secured floating rate notes were issued under the same indenture as the December 2004 senior secured floating rate notes, although they did not trade fungibly with the December 2004 senior secured floating rate notes. The senior secured floating rate notes bore interest at a floating rate of LIBOR plus 4.50%, reset quarterly. Interest on the senior secured floating rate notes was payable quarterly on each March 15, June 15, September 15, and December 15. The senior secured floating rate notes matured on December 15, 2010. In the August 2009 debt refinancing transactions, all of the senior secured floating rate notes were extinguished.

The senior secured floating rate notes ranked equally in right of payment with the obligors’ unsubordinated indebtedness and senior in right of payment to the obligors’ subordinated or senior subordinated indebtedness. All obligations under the senior secured floating rate notes were guaranteed on a senior basis by the Company and by each of Duane Reade Inc.’s existing subsidiaries, other than Duane Reade GP, which is a co-obligor under the senior secured floating rate notes. The senior secured floating rate notes and the guarantees thereof were secured on substantially the same terms as the senior secured notes due 2015 are currently secured.

Senior Subordinated Notes due 2011 – On July 30, 2004, Duane Reade Inc. and Duane Reade GP co-issued $195.0 million of the 9.75% senior subordinated notes due 2011. The senior subordinated notes mature on August 1, 2011 and bear interest at 9.75% per annum payable in semi-annual installments on February 1 and August 1. The senior subordinated notes are uncollateralized obligations and subordinated in right of payment to all Duane Reade Inc.’s and Duane Reade GP’s existing and future unsubordinated indebtedness, including borrowings under our asset-based revolving loan facility and the notes. The senior subordinated notes rank equally with any future senior subordinated indebtedness and senior to any future subordinated indebtedness. The senior subordinated notes are guaranteed on an uncollateralized, senior subordinated basis by the Company and all of Duane Reade Inc.’s existing direct and indirect domestic subsidiaries other than Duane Reade GP, which is a co-obligor under the senior subordinated notes. There are no credit ratings related triggers in the indenture governing the senior subordinated notes that would impact the cost of borrowing, annual amortization of principal or related indebtedness maturity.

On August 7, 2009, as a result of the completion of the debt refinancing transactions, the Company retired $143.3 million of the outstanding principal amount of the senior subordinated notes for a total consideration of approximately $125.6 million, including accrued and unpaid interest, and amended the indenture governing the senior subordinated notes to eliminate substantially all of the restrictive covenants and certain events of default in such indenture. The proceeds for the retirement of the senior subordinated notes were obtained from the issuance of $300.0 million of 11.75% senior secured notes due 2015 and the $125.0 million Oak Hill equity investment. The Company recorded a net gain of $12.5 million on the extinguishment of debt as a result of the August 2009 refinancing transactions.

Subsequent to the completion of the August 2009 refinancing transactions, $51.7 million of the senior subordinated notes remain outstanding. The Company intends to refinance or purchase the remaining $51.7 million of outstanding senior subordinated notes prior to their July 30, 2011 maturity date. There can be no assurance that such refinancing or purchases will actually take place.

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

Debt Maturities. At September 26, 2009, the aggregate maturities of debt are as follows (dollars in thousands):

	Maturities due by Period
	Total	Within 1 year	Within 1-3 years	Within 3-5 years	After 5 years
Long-Term Debt	$351,744	$—	$51,709	$—	$300,035
Asset-Based Revolving Loan Facility	112,404	—	112,404	—	—

Total	$464,148	$—	$164,113	$—	$300,035

7. Derivative Instruments and Hedging Activity

The Company accounts for its derivative instruments and hedging activity as required by the Derivatives and Hedging Topic of the Codification. Under the Codification, all derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The Codification defines requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments, which must be met in order to qualify for hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value would be recorded in earnings immediately.

Prior to August 7, 2009, the Company’s hedging activity consisted of a “no cost” interest rate collar designed to hedge interest rate variability on portions of its LIBOR-based borrowings. The Company formally documented the relationship between the hedging instruments and the hedged items, as well as its risk management objectives and strategy for undertaking hedge transactions. The objective of the “no cost” interest rate collar is to eliminate the variability of quarterly cash flows resulting from interest rate fluctuations above the cap rate and below the floor rate on the LIBOR-based variable interest payments attributable to the debt instruments identified as the hedged transaction. Under the “no cost” interest rate collar, the Company capped its exposure on $210.0 million of LIBOR-based borrowings at a maximum LIBOR rate of 5.2%. In addition, the Company established a minimum “floor” LIBOR rate of 2.6%, in line with then current LIBOR rates.

Prior to August 7, 2009, the “no cost” interest rate collar qualified for hedge accounting as a cash flow hedge and the Company recognized the derivative at fair value as either an asset or liability on the consolidated balance sheets. Prior to August 7, 2009, all changes in the interest rate collar’s fair value were recorded in accumulated other comprehensive income (loss) (“Accumulated OCI”) and subsequently reclassified into earnings when the related interest expense on the underlying borrowing was recognized. Due to the successful completion of the debt refinancing transactions described in Note 6, the “no cost” interest rate collar no longer qualifies for hedge accounting, and the Company reclassified the amounts recorded in Accumulated OCI into earnings during the third quarter of 2009. This resulted in the reclassification of $5.0 million of Accumulated OCI to interest expense in the consolidated interim statement of operations for the thirteen and thirty-nine weeks ended September 26, 2009. All future changes in the fair value of the “no cost” interest rate collar will also be recognized in earnings. The “no cost” interest rate collar expires on December 15, 2010. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.

At September 26, 2009, the LIBOR rate in effect was approximately 0.3%, which was below the minimum rate specified under the “no cost collar.” At September 26, 2009, the Company had approximately $112.4 million of LIBOR-based borrowings outstanding. Since the LIBOR rate in effect was below the minimum rate specified and because the outstanding LIBOR-based borrowings were below the notional amount of the “no cost” interest rate collar, the effective annual interest rate on the Company’s LIBOR-based borrowings increased from approximately 3.2% to approximately 7.5%.

The fair value of the interest rate collar resulted in a total hedge liability of $5.0 million and $4.7 million at September 26, 2009 and December 27, 2008, respectively. As of September 26, 2009, the Company expects the hedge liability for the interest rate collar will be reduced by approximately $4.0 million during the next twelve months. In addition, any future changes in the fair value of the interest rate collar will be reflected in the Company’s statement of operations. This hedging arrangement expires on December 15, 2010.

As discussed further in Note 8, on March 27, 2007, certain affiliates of Oak Hill Capital Partners L.P. made an equity investment of $39.4 million in the form of Series A preferred stock and common stock warrants to acquire approximately 11% (on a fully diluted basis as of March 27, 2007) of the Company’s common stock at an exercise price of $75.00 per share. Each of the 525,334 shares of Series A preferred stock is immediately redeemable without penalty, at the Company’s option prior to the mandatory redemption date, at a liquidation preference of $75.00 per share plus any accrued but unpaid dividends as of the redemption date. The Company has the right, at its option, immediately prior to an initial public offering (IPO), to require holders of the preferred stock to convert all (but not less than all) of such shares into a number of shares of the Company’s common stock equal to the liquidation preference for such shares of preferred stock, divided by the price per share of the Company’s common stock set forth in the final prospectus to be used in connection with the IPO. Upon the occurrence of a change in control, the Company will be required to redeem all outstanding shares of the Series A preferred stock at a redemption price per share of $75.00 per share plus accrued and unpaid dividends. The Company will not be required to redeem any shares of Series A Preferred Stock, upon a change of control or on the mandatory redemption date, or pay cash dividends at any time when such redemption or payment is expressly prohibited under the asset-based revolving loan facility. The Company has recorded a liability for the Series A preferred stock’s mandatory redemption feature, which is considered a derivative financial instrument.

As discussed further in Note 8, on August 7, 2009, certain entities associated with Oak Hill Capital Partners L.P. made an equity investment of $125.0 million in the form of Series B preferred stock and a warrant to acquire approximately 25% (on a fully diluted basis as of August 7, 2009) of the Company’s common stock at an exercise price of $0.01 per share. Each of the 1,250,000 shares of Series B preferred stock is immediately redeemable without penalty, at the Company’s option prior to the mandatory redemption date, at a liquidation preference of $100.00 per share plus any accrued and unpaid dividends through the date of redemption subject to a minimum aggregate return on capital (including the value of the warrant) of two times the investment amount. The Series B preferred stock will be immediately redeemable from time to time without penalty at the Company’s option, and the Company will also be required to redeem all outstanding shares of the preferred stock upon a change of control. The Company has the right, at its option, immediately prior to an IPO, to require holders of the preferred stock to convert all (but not less than all) of such shares into a number of shares of the Company’s common stock equal to the liquidation preference for such number of shares of common stock as is equal to the product of the number of shares of preferred stock being so converted multiplied by the quotient of the aggregate liquidation preference for all such shares of preferred stock divided by the listing price per share of common stock. The Company will not be required to redeem any shares of Series B preferred stock upon a change of control or on the mandatory redemption date, or pay cash dividends at any time when such redemption or payment is expressly prohibited under the asset-based revolving loan facility. The Company has recorded a liability for the Series B preferred stock’s mandatory redemption feature, which is considered a derivative financial instrument.

The valuation approach used to calculate the fair value of the preferred stocks’ mandatory redemption feature is a combination of future liquidity event probabilities, risk-adjusted returns, and a net present value analysis. The changes in the fair value of the preferred stocks’ mandatory redemption feature are reflected as increases or decreases within interest expense. The changes in the fair value of the preferred stocks’ mandatory redemption feature are reflected as non-cash operating activity items on the statement of cash flows.

The fair value of the Company’s derivative instruments at September 26, 2009 are as follows:

	Balance Sheet Location	Derivative Liability September 26, 2009
Derivatives not designated as hedging instruments:

Interest rate collar	Accrued expenses	$4,002
	Other non-current liabilities	997
Preferred stock mandatory redemption features	Other non-current liabilities	12,612

Total derivative instruments		$17,611

The effect of derivative instruments in cash flow hedging relationships on the consolidated interim statements of operations for the thirteen weeks ended September 26, 2009, are as follows:

	Amount of Gain (Loss) Recognized in Accumulated OCI (effective portion)	Location of Gain (Loss) Reclassified from Accumulated OCI to Income	Amount of Gain (Loss) Reclassified from Accumulated OCI to Income	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
Interest rate collar	$21	Interest expense, net	$(4,999)	Interest expense, net	$(4,999)

The effect of derivative instruments in cash flow hedging relationships on the consolidated interim statements of operations for the thirty-nine weeks ended September 26, 2009, are as follows:

	Amount of Gain (Loss) Recognized in Accumulated OCI (effective portion)	Location of Gain (Loss) Reclassified from Accumulated OCI to Income	Amount of Gain (Loss) Reclassified from Accumulated OCI to Income	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
Interest rate collar	$(252)	Interest expense, net	$(4,999)	Interest expense, net	$(4,999)

The effect of derivatives not designated as hedging instruments on the consolidated interim statements of operations for the thirteen and thirty-nine weeks ended September 26, 2009, are as follows:

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		13 Weeks Ended September 26, 2009	39 Weeks Ended September 26, 2009
Preferred stock mandatory redemption features	Interest expense, net	$2,109	$1,947

8. Issuance of Preferred Stock and Common Stock Warrants

Series B Preferred Stock – On August 7, 2009, certain affiliates of Oak Hill Capital Partners, L.P. made an equity investment of $125.0 million in the form of Series B preferred stock and a warrant to acquire (on a fully diluted basis as of August 7, 2009) 25% of the Company’s common stock at an exercise price of $0.01 per share.

The Series B preferred stock has a mandatory redemption date of December 27, 2018. The holders of the Series B preferred stock are entitled to receive cumulative dividends at a rate equal to 15% per annum to be paid quarterly in cash, or cumulate and compound on a quarterly basis if such dividends are not declared by the Company’s Board of Directors. Under the agreements governing its indebtedness, the Company is not currently permitted to pay such dividends in cash. The Company may redeem each of the 1,250,000 shares of Series B preferred stock at any time at $100.00 per share plus any accrued and unpaid dividends through the date of redemption subject to a minimum aggregate return on capital (including the value of the warrant) of two times the investment amount. The Series B preferred stock will be immediately redeemable from time to time without penalty at the Company’s option, and the Company will also be required to redeem all outstanding shares of the preferred stock upon a change of control. The Company shall have the option, as of immediately prior to an initial public offering (“IPO”), to require the holders of the Series B preferred stock to convert all of such holders’ preferred stock into such number of shares of common stock as is equal to the product of the number of shares of preferred stock being so converted multiplied by the quotient of the aggregate liquidation preference for all such shares of preferred stock divided by the listing price per share of common stock. The Company will not be required to redeem any shares of Series B Preferred Stock upon a change of control or on the mandatory redemption date, or pay cash dividends at any time when such redemption or payment is expressly prohibited under the asset-based revolving loan facility. As of September 26, 2009, the Company had accrued unpaid dividends of $2.6 million for the Series B preferred stock.

The warrants attached to the Series B preferred stock are exercisable initially to purchase an aggregate of up to 1,196,261 shares of the Company’s common stock. The purchase price for each share of the Series B preferred stock is $100.00 per share, and its warrants are exercisable for the Company’s common stock at a price per share of $0.01, subject to certain adjustments.

The funds raised through the Oak Hill equity investment were received by the Company and used by the Duane Reade GP operating subsidiary to purchase a portion of the Company’s senior subordinated notes due 2011 and to temporarily repay a portion of the outstanding balance under the Company’s asset-based revolving loan facility. See Note 6 for additional discussion of the August 2009 debt refinancing transactions.

The Company received $125.0 million in proceeds from the issuance of the Series B preferred stock and a warrant to purchase the Company’s common stock. The Company ascribed $38.8 million (net of $0.2 million of expenses) of the proceeds to the value of the warrant based on a relative fair value basis, and recorded the amount within additional paid-in capital. In addition, the Company recorded an $8.9 million liability to reflect the Series B preferred stock’s mandatory redemption feature, which is considered a derivative financial instrument. The remaining $77.1 million of proceeds was attributed to the Series B preferred stock.

Series A Preferred Stock – On February 20, 2007, the Company entered into an agreement to acquire up to eight leases from the Gristedes supermarket chain for certain locations in the borough of Manhattan, New York City. As of September 26, 2009, the Company had completed the lease acquisitions for six of the former Gristedes locations and has opened a store at each of the acquired locations. The acquisition of these leases has been funded through a portion of the proceeds from the issuance of $39.4 million of preferred stock and common stock warrants. The Company’s agreement with Gristedes has expired, and the Company is not obligated to acquire the remaining two leases.

On March 27, 2007, certain affiliates of Oak Hill Capital Partners L.P. made an equity commitment of $39.4 million in the form of Series A preferred stock and warrants to acquire approximately 11% (on a fully diluted basis as of March 27, 2007) of the Company’s common stock at an exercise price of $75.00 per share. The proceeds from this capital infusion were used, in part, to acquire the Gristedes leases and to fund certain other capital expenditures. The funds raised through this commitment in excess of funds needed for the acquisition were used to fund the Company’s normal capital spending, fund new store openings or to reduce the Company’s outstanding debt. The first portion of this equity commitment, which amounted to $13.0 million, was funded on March 27, 2007 and the balance of the $39.4 million commitment, in which certain members of senior management also elected to participate, was funded on June 28, 2007. The preferred stock has a 12-year mandatory redemption date from the issuance date and provides for an annual cash dividend of 10% payable quarterly subject to being declared by the Board of Directors. To the extent the dividends are not paid in cash, the dividends will cumulate on a quarterly basis. The dividends are recorded within interest expense on the Statement of Operations. Under the agreements governing its indebtedness, the Company is not currently permitted to pay such dividends in cash. As of September 26, 2009 and December 27, 2008, the Company had accrued unpaid dividends for the Series A preferred stock of $10.4 million and $6.7 million, respectively.

Each of the 525,334 shares of Series A preferred stock is immediately redeemable without penalty, at the Company’s option prior to the mandatory redemption date, at a liquidation preference of $75.00 per share plus any accrued but unpaid dividends as of the redemption date. The Company has the right, at its option, immediately prior to an initial public offering (IPO), to require holders of the preferred stock to convert all (but not less than all) of such shares into a number of shares of the Company’s common stock equal to the liquidation preference for such shares of preferred stock, divided by the price per share of the Company’s common stock set forth in the final prospectus to be used in connection with the IPO. Subject to prohibitions in the asset-based revolving loan facility, upon the occurrence of a change in control, the Company will be required to redeem all outstanding shares of the Series A preferred stock at a redemption price per share of $75.00 per share plus accrued and unpaid dividends.

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

The Company has recorded a liability for the Series A and Series B preferred stocks’ mandatory redemption feature, which are considered derivative financial instruments. The total recorded liability for the preferred stocks’ mandatory redemption feature was $12.6 million and $5.6 million at September 26, 2009 and December 27, 2008, respectively. Such liability is included in “Other non-current liabilities” on the Consolidated Balance Sheet.

9. Fair Value

The Company applies the Codification to account for its financial and nonfinancial assets and liabilities. The Codification defines fair value, provides guidance for measuring fair value and requires certain disclosures.

The Codification utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The fair value estimates presented in the tables below are based on the information available to the Company as of September 26, 2009 and December 27, 2008.

Valuation Techniques

The valuation approach used to calculate the fair value of the preferred stocks’ mandatory redemption feature is a combination of future liquidity event probabilities, risk-adjusted returns, and a net present value analysis. The valuation methodology applied to the profits interest is based on a Monte Carlo simulation, which estimates the fair value of the profits interest based on several inputs, including the fair value of the Company’s equity, future liquidity event probabilities and the expected volatility of the underlying equity value. The interest rate collar is valued using models that contain observable market data as well as models that have non-observable inputs, such as assumptions regarding the future performance of the underlying assets. The guarantees for assigned store leases are valued using a probability weighted net present value analysis which considers the probability of future events which may cause the Company to fulfill the guarantees.

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

Fair Value on a Recurring Basis

The assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations. As required by the Codification, the assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (dollars in thousands). The amounts representing liabilities are denoted in parentheses in the tables below.

	Level 1	Level 2	Level 3	Total
Preferred stock—mandatory redemption features	$—	$—	$(12,612)	$(12,612)
Profits interest	—	—	—	—
Interest rate collar	—	—	(4,999)	(4,999)
Guarantees	—	—	(494)	(494)

Total	$—	$—	$(18,105)	$(18,105)

The table presented below summarizes the change in balance sheet carrying values associated with the Company’s Level 3 assets and liabilities recorded at fair value on a recurring basis during the thirteen weeks ended September 26, 2009 (dollars in thousands).

	Preferred Stock Mandatory Redemption Features(1)	Profits Interest	Interest Rate Collars, net (2)	Guarantees(3)	Total
Balance at June 27, 2009	$(5,786)	$—	$(5,020)	$(494)	$(11,300)
Issuances	(8,935)	—	—	—	(8,935)
Gains/(Losses) —
Included in net loss	2,109	—	—	—	2,109
Included in other comprehensive loss	—	—	21	—	21
Transfers	—	—	—	—	—

Balance at September 26, 2009	$(12,612)	$—	$(4,999)	$(494)	$(18,105)

The amount of gains/(losses) for the period included in net loss and attributable to the change in unrealized gains/(losses) for assets and liabilities still held at September 26, 2009.	$2,109	$—	$(4,999)	$—	$(2,890)

The table presented below summarizes the change in balance sheet carrying values associated with the Company’s Level 3 assets and liabilities recorded at fair value on a recurring basis during the thirty-nine weeks ended September 26, 2009 (dollars in thousands).

	Preferred Stock Mandatory Redemption Features(1)	Profits Interest	Interest Rate Collars, net (2)	Guarantees(3)	Total
Balance at December 27, 2008	$(5,624)	$—	$(4,747)	$(504)	$(10,875)
Issuances	(8,935)	—	—	—	(8,935)
Gains/(Losses) —
Included in net loss	1,947	—	—	10	1,957
Included in other comprehensive loss	—	—	(252)	—	(252)
Transfers	—	—	—	—	—

Balance at September 26, 2009	$(12,612)	$—	$(4,999)	$(494)	$(18,105)

The amount of gains/(losses) for the period included in net loss and attributable to the change in unrealized gains/(losses) for assets and liabilities still held at September 26, 2009.	$1,947	$—	$(4,999)	$10	$(3,042)

(1)	The unrealized gains for the thirteen and thirty-nine weeks ended September 26, 2009 are included within interest expense.
(2)	As a result of the debt refinancing transactions described in Note 6, the Company’s interest rate collar no longer qualifies for hedge accounting and the Company has reclassified the balance of its Accumulated OCI into the statement of operations. This resulted in a $5.0 million increase in interest expense for the thirteen and thirty-nine weeks ended September 26, 2009.
(3)	The unrealized gains for the thirteen and thirty-nine weeks ended September 26, 2009 are included within selling, general and administrative expenses.

10. Other Expenses

The table below provides detail of other expenses for the thirteen and thirty-nine weeks ended September 26, 2009 and September 27, 2008 (dollars in thousands).

	13 Weeks Ended		39 Weeks Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Closed store costs	$1,024	$190	$3,790	$2,307
Asset impairment charges	—	3,405	—	3,405
Former CEO (Mr. Cuti) matters, net (1)	561	2,602	3,453	3,903
Oak Hill management fees	313	313	938	938
Miscellaneous other	462	1,373	462	1,479

Total Other Expenses	$2,360	$7,883	$8,643	$12,032

(1)	For both the thirteen and thirty-nine weeks ended September 26, 2009, the expense recorded for former CEO (Mr. Cuti) matters was reduced by insurance proceeds of approximately $1.9 million.

In the normal course of its business, the Company closes stores and will establish reserves for closed store costs anticipated to be incurred in connection with such closings. See Note 5 for a discussion of these reserves. For both the thirteen and thirty-nine weeks ended September 27, 2008, the Company recorded non-cash asset impairment charges of $3.4 million, to reduce the carrying value of certain store assets to fair value. See Note 12 for a further discussion of the costs relating to the proceedings associated with Mr. Cuti. The Oak Hill management fee is payable quarterly.

The miscellaneous other expenses for both the thirteen and thirty-nine weeks ended September 26, 2009 include a fair value adjustment relating to the Company’s liability for phantom shares held by current and former employees. Included within miscellaneous other expenses for both the thirteen and thirty-nine weeks ended September 27, 2008 are additional pension benefit accruals related to a union contract settlement in March of 2006.

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

During the thirteen and thirty-nine weeks ended September 26, 2009, the Company incurred additional pre-tax losses of $10.1 million and $37.5 million, respectively, and recorded incremental valuation allowances of $3.9 million and $14.4 million, respectively. At September 26, 2009, the Company had approximately $193.9 million of gross deferred tax assets, approximately $70.3 million of gross deferred tax liabilities and had recorded a cumulative valuation allowance of $157.2 million. The tax expense reported during the thirteen and thirty-nine weeks ended September 26, 2009 and September 27, 2008 primarily resulted from the deferred tax liabilities generated by non-amortizable goodwill.

During the thirteen and thirty-nine weeks ended September 26, 2009, there were no material changes to the Company’s uncertain tax positions.

In September 2008, the Company was notified by the Internal Revenue Service that its Form 1120 filing for the 2006 tax year had been selected for examination. In addition, in September 2009 the Company was notified by the New York State Department of Taxation and Finance that its Form CT-3-A filings for the 2005 and 2006 tax years had been selected for examination. Each of the examinations are in its early stages and, based on information presently available, the Company believes that the ultimate outcome of these examinations will not have a material adverse effect on its financial position, results of operations or cash flows.

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

In November 2004, the Company was served with a purported class action complaint, Damassia v. Duane Reade Inc. The lawsuit was filed in the U.S. District Court for the Southern District of New York. The complaint alleges that, from the period beginning November 1998, the Company incorrectly gave some employees the title “Assistant Manager,” in an attempt to avoid paying these employees overtime, in contravention of the Fair Labor Standards Act and New York law. In May 2008, the court certified this case as a class action. In April 2006, the Company was served with a purported class action complaint, Chowdhury v. Duane Reade Inc. and Duane Reade Holdings, Inc. The complaint alleged that, from a period beginning March 2000, the Company incorrectly classified certain employees in an attempt to avoid paying overtime to such employees, thereby violating the Fair Labor Standards Act and New York law. In May 2008, the court certified this case as a class action. The complaint seeks an unspecified amount of damages. In January 2009, the Company announced that, without admitting liability, it has entered into a Memorandum of Understanding to settle these two class action cases for $3.5 million. The settlement was subject to the approval of the U.S. District Court for the Southern District of New York. While the Company believed that it could strongly defend itself against the matters involved in this litigation, it agreed to this settlement in order to avoid future defense costs and uncertainty surrounding this litigation. As a result of this settlement agreement, the Company recorded a $3.5 million one-time, pre-tax charge during the fourth quarter ended December 27, 2008. The litigation settlement required the Company to obtain a letter of credit for the payment of the $3.5 million obligation. The Company has obtained the necessary letter of credit and after a hearing on July 24, 2009, the Court granted final approval of the settlement. In August 2009, following the final approval of the settlement by the court, the Company paid the $3.5 million settlement and received authorization from the Court to terminate the related letter of credit.

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

On October 9, 2008, the United States Attorney’s Office for the Southern District of New York and the SEC announced the filing of criminal and civil securities fraud charges against Mr. Cuti and another former executive of the Company, William Tennant. In the criminal indictment, the government charges that Mr. Cuti and Mr. Tennant engaged in a scheme, involving the credits and rebillings and real estate-related transactions discussed above, to falsely inflate the income and reduce the expenses that the Company reported to the investing public and others. The SEC’s complaint similarly alleges that Mr. Cuti and Mr. Tennant entered into a series of fraudulent transactions designed to boost reported income and enable the Company to meet quarterly and annual earnings guidance. Both proceedings are continuing and a trial date for the criminal charges has been set for March 10, 2010.

Other Commitments

In connection with the assignment of certain store leases to third parties during 2008 and 2007, the Company provides secondary guarantees on the lease obligations for the assigned stores. The respective purchasers have assumed the Company’s obligations under these leases and are primarily liable for these obligations. Although the Company believes it to be unlikely, assuming that each respective purchaser became insolvent, management estimates that the Company could settle these obligations for amounts substantially less than the aggregate obligation of $25.4 million as of September 26, 2009. The obligations are for varying terms dependent upon the respective lease, the longest of which lasts through May 31, 2022.

13. Subsequent Event

On November 4, 2009, the Company increased the maximum number of shares in respect of which stock options may be granted under the 2004 Option Plan from 575,893 shares of its common stock to 750,000 shares of its common stock. The Company expects to satisfy the exercise of stock options granted under the 2004 Option Plan by utilizing newly-issued shares.

14. Condensed Consolidating Interim Financial Information of Subsidiary Guarantors and Co-Obligors

The 9.75% senior subordinated notes due 2011 and the 11.75% senior secured notes due 2015 were co-issued by Duane Reade Inc. and Duane Reade GP, each of whom is considered a “co-obligor.” The Company and each of its other subsidiaries, composed of DRI I Inc., Duane Reade International, LLC and Duane Reade Realty, Inc., are guarantors of such notes. The guarantee of the Company and of each subsidiary guarantor is full and unconditional and joint and several.

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

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Operations (Unaudited)

For the 13 weeks ended September 26, 2009

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$—	$—	$448,894	$—	$—	$448,894
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	—	—	309,164	—	—	309,164
Selling, general & administrative expenses	—	—	121,726	35	—	121,761
Depreciation and amortization	—	—	18,783	—	—	18,783
Store pre-opening expense	—	—	141	—	—	141
Gain on sale of pharmacy files	—	—	(321)	—	—	(321)
Other expenses	—	—	2,360	—	—	2,360

Operating (loss) income	—	—	(2,959)	(35)	—	(2,994)
Equity earnings in affiliates	10,689	10,689	—	107	(21,485)	—
Interest expense, net	—	—	19,662	—	—	19,662
Gain on debt retirement, net	—	—	(12,528)	—	—	(12,528)

Income (loss) before income taxes	(10,689)	(10,689)	(10,093)	(142)	21,485	(10,128)
Income tax expense	—	—	559	2	—	561

Net income (loss)	$(10,689)	$(10,689)	$(10,652)	$(144)	$21,485	$(10,689)

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Operations (Unaudited)

For the 13 weeks ended September 27, 2008

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$—	$—	$431,005	$10,351	$(10,351)	$431,005
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	—	—	296,261	—	—	296,261
Selling, general & administrative expenses	—	—	133,113	114	(15,464)	117,763
Depreciation and amortization	—	—	16,667	—	—	16,667
Store pre-opening expense	—	—	300	—	—	300
Other expenses	—	—	7,883	—	—	7,883

Operating (loss) income	—	—	(23,219)	10,237	5,113	(7,869)
Equity earnings in affiliates	22,329	22,329	—	383	(45,041)	—
Interest expense (income), net	—	—	13,633	(5,113)	5,113	13,633

Income (loss) before income taxes	(22,329)	(22,329)	(36,852)	14,967	45,041	(21,502)
Income taxes (benefit)	—	—	1,417	(590)	—	827

Net income (loss)	$(22,329)	$(22,329)	$(38,269)	$15,557	$45,041	$(22,329)

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Operations (Unaudited)

For the 39 weeks ended September 26, 2009

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$—	$—	$1,372,467	$—	$—	$1,372,467
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	—	—	949,659	—	—	949,659
Selling, general & administrative expenses	—	—	365,927	250	—	366,177
Depreciation and amortization	—	—	54,125	—	—	54,125
Store pre-opening expense	—	—	376	—	—	376
Gain on sale of pharmacy files	—	—	(321)	—	—	(321)
Other expenses	—	—	8,643	—	—	8,643

Operating loss	—	—	(5,942)	(250)	—	(6,192)
Equity earnings in affiliates	39,485	39,485	—	392	(79,362)	—
Interest expense, net	—	—	43,853	—	—	43,853
Gain on debt retirement, net	—	—	(12,528)	—	—	(12,528)

Income (loss) before income taxes	(39,485)	(39,485)	(37,267)	(642)	79,362	(37,517)
Income tax expense	—	—	1,955	13	—	1,968

Net income (loss)	$(39,485)	$(39,485)	$(39,222)	$(655)	$79,362	$(39,485)

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

DUANE READE HOLDINGS, INC.

Condensed Consolidating Balance Sheet (Unaudited)

As of September 26, 2009

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Assets
Current assets
Cash	$—	$—	$1,348	$16	$—	$1,364
Receivables, net	—	—	54,394	—	—	54,394
Due from affiliates	—	76,732	109,239	(633)	(185,338)	—
Inventories	—	—	219,097	—	—	219,097
Deferred income taxes	—	1,140	5,049	(6,189)	—	—
Prepaid expenses and other current assets	—	—	16,939	—	—	16,939

Total current assets	—	77,872	406,066	(6,806)	(185,338)	291,794
Investment in affiliates	(33,676)	(33,686)	—	(3,770)	71,132	—
Property and equipment, net	—	—	199,074	—	—	199,074
Goodwill	—	—	69,510	—	—	69,510
Deferred income taxes	—	1,645	9,032	(10,677)	—	—
Other assets, net	—	—	118,627	412,377	(366,145)	164,859

Total assets	$(33,676)	$45,831	$802,309	$391,124	$(480,351)	$725,237

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$—	$—	$87,653	$—	$—	$87,653
Due to affiliates	—	—	—	185,336	(185,336)	—
Accrued interest	—	—	6,083	—	—	6,083
Accrued expenses	—	3,272	44,946	—	—	48,218
Current portion of long-term debt	—	—	112,404	—	—	112,404
Current portion of capital lease obligations	—	—	4,549	—	—	4,549

Total current liabilities	—	3,272	255,635	185,336	(185,336)	258,907
Long term debt	—	—	710,264	—	(366,145)	344,119
Capital lease obligations, less current portion	—	—	3,653	—	—	3,653
Deferred income taxes	—	75,989	(74,862)	29,040	—	30,167
Redeemable preferred stock and accrued dividends	117,112	117,113	121,158	—	(234,225)	121,158
Deferred rent liabilities	—	—	61,588	—	—	61,588
Other non-current liabilities	—	257	47,433	—	—	47,690

Total liabilities	117,112	196,631	1,124,869	214,376	(785,706)	867,282

Stockholders’ equity (deficit)
Common stock	26	—	—	—	—	26
Paid-in-capital	286,520	286,535	295,290	2,395	(575,476)	295,264
Accumulated other comprehensive loss	—	—	—	—	—	—
Retained earnings (Accumulated deficit)	(437,334)	(437,335)	(617,850)	174,353	880,831	(437,335)

Total stockholders’ equity (deficit)	(150,788)	(150,800)	(322,560)	176,748	305,355	(142,045)

Total liabilities and stockholders’ equity (deficit)	$(33,676)	$45,831	$802,309	$391,124	$(480,351)	$725,237

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

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the 39 weeks ended September 26, 2009

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Cash flows provided by (used in) operating activities:
Net (loss) income	$(39,485)	$(39,485)	$(39,222)	$(655)	$79,362	$(39,485)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	56,731	—	—	56,731
Deferred income taxes	—	(21)	1,955	13	—	1,947
Non-cash rent expense	—	—	8,562	—	—	8,562
Non-cash interest expense on redeemable preferred stock	—	—	5,372	—	—	5,372
Gain on debt retirement	—	—	(12,528)	—	—	(12,528)
Ineffective portion of interest rate collar	—	—	4,999	—	—	4,999
Other non-cash expense	—	—	495	—	—	495
Equity in income of subsidiaries	39,485	39,485	—	392	(79,362)	—
Changes in operating assets and liabilities:
Receivables	—	24	1,143	222	—	1,389
Inventories	—	—	(4,943)	—	—	(4,943)
Prepaid and other current assets	—	—	(3,398)	—	—	(3,398)
Accounts payable	—	—	(585)	—	—	(585)
Accrued expenses	—	(3)	(5,979)	—	—	(5,982)
Other assets and liabilities, net	—	—	2,819	—	—	2,819

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	—	—	15,421	(28)	—	15,393

Cash flows used in investing activities:
Capital expenditures	—	—	(39,737)	—	—	(39,737)
Lease acquisition, customer files and other costs	—	—	(10,214)	—	—	(10,214)
Proceeds from sale of property	—	—	449	—	—	449

NET CASH USED IN INVESTING ACTIVITIES	—	—	(49,502)	—	—	(49,502)

Cash flows from financing activities:
Borrowings from revolving credit facility	—	—	1,598,292	—	—	1,598,292
Repayments of revolving credit facility	—	—	(1,630,530)	—	—	(1,630,530)
Proceeds from issuance of long-term debt	—	—	292,251	—	—	292,251
Proceeds from issuance of preferred stock and warrants	—	—	124,759	—	—	124,759
Repayments of long-term debt	—	—	(336,563)	—	—	(336,563)
Deferred financing costs	—	—	(10,618)	—	—	(10,618)
Repayments of capital lease obligations	—	—	(3,548)	—	—	(3,548)

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	34,043	—	—	34,043

Net change in cash	—	—	(38)	(28)	—	(66)
Cash at beginning of period	—	—	1,386	44	—	1,430

Cash at end of period	$—	$—	$1,348	$16	$—	$1,364

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

The following discussion regarding our financial condition and results of operations for the thirteen and thirty-nine weeks ended September 26, 2009 and the thirteen and thirty-nine weeks ended September 27, 2008 should be read in conjunction with the more detailed financial information contained in our consolidated financial statements and their notes as well as the Special Note Regarding Forward-Looking Statements that are contained elsewhere in this report.

General

Our business consists of the sale of a wide variety of health and beauty care products, convenience-oriented food and general merchandise items and a pharmacy operation managed to supply customers with their prescription needs. We refer to the non-prescription portion of our business as front-end sales because most of these sales are processed through the front check-out sections of our stores. This portion of our business consists of brand name and private label health and beauty care items, food and beverages, tobacco products, cosmetics, housewares, greeting cards, digital photo processing, photo supplies, seasonal and general merchandise and other products for our customers’ daily needs. Health and beauty care products, including over-the-counter items, represent our highest volume categories within front-end sales. The front-end portion of our business represented 53.0% of our net sales for both the thirteen and thirty-nine weeks ended September 26, 2009, and 54.7% and 54.5% of our net sales in the thirteen and thirty-nine weeks ended September 27, 2008, respectively. Our front-end business is generally more profitable as compared to our pharmacy or back-end business.

Because of our numerous convenient locations in high-traffic commercial and residential areas and the lack of other convenience-oriented retailers in our core market areas, our front-end business is generally a larger proportion of our total sales than for other major conventional drugstore chains, whose front-end sales average between 30% and 40% of total sales. Over the last few years, pharmacy sales growth has been adversely impacted by increases in third-party plan co-payments, reduced third-party reimbursement rates resulting from changes in regulations or cost-saving measures, limitations on maximum reimbursements for certain generic medications by third-party plans, increases in the percentage of sales represented by lower-priced generic medications and increased penetration by mail-order and internet-based pharmacies. In addition, growth in pharmacy sales has been adversely impacted by the slowing pace of approvals from the Food and Drug Administration. Our pharmacy sales include all items we sell by prescriptions filled at our retail locations or deliver direct to customers. In addition, we include in our pharmacy sales certain resales of retail pharmaceutical inventory. Sales processed through third-party, private and government-sponsored plans that contract with us as an authorized provider of prescriptions represented approximately 94.2% and 94.1% of our pharmacy retail sales in the thirteen and thirty-nine weeks ended September 26, 2009, respectively, and approximately 93.4% and 93.3% of our pharmacy retail sales in the thirteen and thirty-nine weeks ended September 27, 2008.

The Medicare Modernization Act created a Medicare Part D benefit that expanded Medicare coverage of prescription drugs for senior citizens as well as for certain “dual eligible” individuals that were previously covered under state administered Medicaid plans. This Medicare coverage has resulted in reduced profitability for our pharmacy operations due to lower reimbursement rates than the reimbursement rates received from our current state Medicaid prescriptions. The Medicare Part D program has grown rapidly since taking effect in 2006. The program’s growth may continue as more seniors have become eligible and enroll for the coverage. While the program has had an adverse impact on our pharmacy profitability, we expect that increased utilization of prescription drugs by senior citizens participating in the new programs who previously were cash paying customers will partially offset the effect of the lower profitability, although we are not certain this will be the case. The Medicare Part D program represented approximately 13.3% and 13.1% of our pharmacy retail sales in the thirteen and thirty-nine weeks ended September 26, 2009, respectively and 13.2% and 12.8% of our pharmacy retail sales in the thirteen and thirty-nine weeks ended September 27, 2008, respectively.

State Medicaid programs which provide prescription benefits to low income households and individuals represented approximately 16.8% and 16.5% of our pharmacy retail sales in the thirteen and thirty-nine weeks ended September 26, 2009, respectively and approximately 13.3% and 13.8% of our pharmacy retail sales in the thirteen and thirty-nine weeks ended September 27, 2008. Over the past several years, New York State reduced Medicaid and Elderly Pharmaceutical Insurance Coverage (EPIC) prescription reimbursement rates, and increased the number of generic drugs subject to maximum allowable cost reimbursement limits, adversely impacting our pharmacy profitability. Under the Medicaid guidelines, providers cannot refuse to dispense prescriptions to Medicaid recipients who claim they do not have the means to pay the required co-payments. Most Medicaid recipients do in fact decline to make the co-payments, resulting in the requirement for the provider to absorb this cost. The current economic downturn may result in additional reductions in New York Medicaid prescription reimbursements. The economic stimulus package passed by Congress and signed into law by President Obama could provide states with additional Medicaid funding and may reduce the extent of each state’s proposed reductions in Medicaid reimbursements. Under the economic stimulus package, over $80 billion would be allocated to help states with Medicaid. In addition, the economic stimulus package includes provisions to subsidize health care insurance premiums for the unemployed under the COBRA program and provisions that will aid states in defraying budget cuts.

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

In October 2006, in connection with a class action filed in the United States District Court for the District of Massachusetts, First Data Bank, which is one of two primary sources of AWP price reporting, announced that it had entered into a settlement agreement related to its reporting of average wholesale prices, subject to final court approval. Under the terms of the proposed settlement agreement, First Data Bank agreed to reduce the reported AWP of certain drugs by four percent and to discontinue the publishing of AWP at a future time. In May 2007, in connection with a separate class action filed in the same court, Medi-Span, the other primary source of average wholesale price reporting, entered into a similar settlement agreement, also subject to final court approval.

In January 2008, the court denied approval of the First Data Bank and Medi-Span settlements as proposed. Subsequently, new settlement agreements were submitted to the court. On March 17, 2009, the court issued an order approving the revised settlements. Some parties appealed the court’s ruling. On September 3, 2009, the Court of Appeals affirmed the decision of the District Court approving the settlements. Pursuant to the settlements, as approved, First Data Bank and Medi-Span have agreed to reduce the reported AWP for certain drugs by four percent. Separately, and not pursuant to the settlement agreements, First Data Bank and Medi-Span have indicated that they will also reduce the reported AWP for a large number of additional drugs not covered by the settlement agreements and that they intend to discontinue the reporting of AWP in the future. The settlement agreements became effective on September 26, 2009. A number of contracts with third-party plans contain provisions that allow us to adjust our pricing to maintain the relative economics of the contract in light of a change in AWP methodology. Most of our contracts with both private and governmental plans also include provisions that allow us to terminate the contracts unilaterally, either because parties cannot renegotiate our pricing to account for the change in AWP methodology or for any reason upon 30 to 90 days’ notice. While we are currently negotiating with many of the various governmental and non-governmental third-party plans for adjustments relating to the expected changes to AWP, we cannot be certain that these negotiations will be successful. In addition, the New York State Legislature is currently considering legislation that would modify the formula upon which New York Medicaid bases its reimbursement rates, which, if passed, will move pharmacy reimbursement rates with respect to Medicaid at or near the pre-settlement levels. However, at this time there is no assurance that this legislation would be ultimately passed by the New York State Legislature or, if passed, will be in its current form. In late September 2009, New York Medicaid began to implement the AWP reductions. Although there is some uncertainty due to the pending legislation at the New York State Legislature, we expect a moderate impact on the profitability of our pharmacy operations in the remainder of fiscal 2009 and a more significant impact in fiscal 2010.

In an effort to offset some of the adverse impact on our pharmacy profitability from the trends discussed above, there has been an intensified effort on the part of retailers to support increased utilization of lower priced but higher margin generic prescriptions in place of branded medications. New generic drug introductions have also enabled retailers to increase the proportion of generic prescriptions to total prescriptions dispensed. Improved generic utilization rates as well as a combination of direct purchases and contractual wholesaler purchases enabled us to partially offset the adverse impact of Medicare Part D and reduced state Medicaid reimbursement rates during 2008 and 2007. In addition, we believe that the higher volume of pharmacy sales to third party plan customers helps to offset the related lower profitability and allows us to leverage other fixed store operating expenses. We believe that increased third-party plan sales also generate additional front-end sales by increasing customer traffic in our stores.

We are also impacted by legislation to increase the minimum hourly wages. New York State increased its minimum hourly wage from $5.15 to $6.00 on January 1, 2005, to $6.75 on January 1, 2006, and again to $7.15 on January 1, 2007. New Jersey increased its minimum hourly wage from $5.15 to $6.15 on October 1, 2005 and again to $7.15 on October 1, 2006. In addition, the federal minimum hourly wage was increased to $7.25 in July 2009. As a result, both New York State and New Jersey have increased their minimum hourly wage to $7.25 effective July 24, 2009. While these increases have impacted our cost of labor, we have, and believe we can continue to, offset a significant portion of these cost increases through initiatives designed to further improve our labor efficiency.

Our primary assets are our ownership of 100% of the outstanding capital stock of Duane Reade Inc., which in turn owns 99% of the outstanding partnership interest of Duane Reade GP and all of the outstanding common stock of DRI I Inc. DRI I Inc. owns the remaining 1% partnership interest in Duane Reade GP. Substantially all of our operations are conducted through Duane Reade GP. In August 1999, we established two new subsidiaries, Duane Reade International, Inc. and Duane Reade Realty, Inc. Duane Reade GP distributed to Duane Reade Inc. and DRI I Inc. all rights, title, and interest in all its trademarks, trade names and all other intellectual property rights. In turn, Duane Reade Inc. and DRI I Inc. made a capital contribution of these intellectual property rights to Duane Reade International. This change created a controlled system to manage and exploit these intellectual property rights separate and apart from the retail operations. In addition, Duane Reade GP distributed some of its store leases to Duane Reade Inc. and DRI I Inc., which in turn made a capital contribution of these leases to Duane Reade Realty. Duane Reade Realty is the lessee under certain store leases entered into after its creation. Duane Reade Realty subleases to Duane Reade GP the properties subject to those leases. In July 2009, Duane Reade International, Inc. converted to a limited-liability company and its name was changed to Duane Reade International, LLC.

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

Since the second half of 2004, the New York City economy began a gradual improvement from the economic downturn experienced in the aftermath of the 2001 World Trade Center attack to the point where it had essentially achieved a full recovery by the latter part of 2006. Strength in employment rates, tourism and overall commerce continued throughout 2007. In 2008, economic conditions worsened considerably, particularly so during the fourth quarter, and the level of national economic activity as measured by a number of key economic indicators shows that the economy entered into a recession in 2008. The recession continued through the first half of 2009. While most recent economic data indicates that the national recession is coming to an end, the September 2009 unemployment data for New York City indicated an unemployment rate of 10.3%, compared to 7.2% in December 2008. The national rate of unemployment increased from 7.2% in December 2008 to 9.8% in September 2009.

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

Recent Developments

Offers to Purchase Prior Debt Securities

On August 7, 2009, pursuant to offers to purchase, we completed the repurchase of approximately $205.0 million of our senior secured floating rate notes due 2010 for total consideration of approximately $206.6 million and approximately $143.3 million of our 9.75% senior subordinated notes due 2011, for a total consideration of approximately $125.6 million, in each case, including accrued and unpaid interest. On the same day, we called for redemption the remaining approximately $5.0 million of senior secured floating rate notes, which we purchased on September 8, 2009 for approximately $5.0 million. In connection with the offers to purchase, we eliminated substantially all of the restrictive covenants in the indenture governing the senior subordinated notes, of which approximately $51.7 million remain outstanding. The proceeds from the sale of the notes were used to fund, in part, the consideration for the above transactions.

Credit Agreement Amendment

On August 7, 2009, we entered into an amendment to our asset-based revolving loan facility. The credit agreement amendment permitted, among other things, the completion of the offers to purchase, the offering of the initial notes and other related transactions. In addition, as a result of the credit agreement amendment, the applicable margins on LIBOR-based loans increased from a range of 1.00% to 2.00% to a range of 2.25% to 3.25%, and the applicable margins on prime rate loans increased from a range of 0.00% to 0.50% to a range of 1.25% to 1.75%. Also, line fees and commitment fees increased from 0.30% to 0.50% per year.

Equity Investment

Concurrently with the completion of the offers to purchase, entities associated with Oak Hill Capital Partners, L.P. purchased $125.0 million of our redeemable preferred equity and a warrant to purchase our common stock. A portion of the proceeds of the equity investment was used to pay the total consideration in the offers to purchase. The remaining proceeds from the equity investment were used to reduce temporarily the amount of outstanding borrowings under our asset-based revolving loan facility.

Effects of the August 2009 Refinancing Transactions

As a result of the August 2009 refinancing transactions, we recorded a $12.5 million gain on the extinguishment of debt. In addition, we incurred fees of approximately $10.6 million to complete the August 2009 refinancing transactions. The fees have been deferred and are being amortized over the terms of the related debt instruments.

In addition, as a result of the August 2009 refinancing transactions, our annual cash interest expense payable in respect of our outstanding debt securities will increase during the remainder of 2009 and the first nine months of 2010, since we expect to pay approximately $40.3 million of annual cash interest on the 11.75% senior secured notes due 2015 and the remaining senior subordinated notes, compared to approximately $29.8 million of annual cash interest on the previously outstanding senior secured floating rate notes and senior subordinated notes (based on the interest rates in effect prior to the August 2009 refinancing transactions and without giving effect to our interest rate collar).

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

Cost of goods sold: Cost of goods sold includes all costs of products sold, net of any promotional income or rebates received from manufacturers or wholesalers. Cost of goods sold is shown exclusive of depreciation and amortization expense for our distribution centers, which is included in the separate line item captioned depreciation and amortization. Inventory shrink losses are also recorded in cost of goods sold.

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

Results of Operations

The following sets forth the results of operations for the periods indicated:

	For the 13 Weeks Ended				For the 39 Weeks Ended
	September 26, 2009		September 27, 2008		September 26, 2009		September 27, 2008
	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales
	In thousands, except percentages
Net sales	$448,894	100.0%	$431,005	100.0%	$1,372,467	100.0%	$1,309,538	100.0%
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	309,164	68.9	296,261	68.7	949,659	69.2	902,667	68.9
Selling, general & administrative expenses	121,761	27.1	117,763	27.3	366,177	26.7	354,213	27.0
Depreciation and amortization	18,783	4.2	16,667	3.9	54,125	3.9	52,260	4.0
Store pre-opening expenses	141	0.0	300	0.1	376	0.0	548	0.0
Gain on sale of pharmacy files	(321)	(0.1)	—	0.0	(321)	0.0	—	0.0
Other expenses	2,360	0.5	7,883	1.8	8,643	0.6	12,032	0.9

Operating loss	(2,994)	(0.7)	(7,869)	(1.8)	(6,192)	(0.5)	(12,182)	(0.9)
Interest expense, net	19,662	4.4	13,633	3.2	43,853	3.2	40,913	3.1
Gain on debt extinguishment, net	(12,528)	(2.8)	—	0.0	(12,528)	(0.9)	—	0.0

Loss before income taxes	(10,128)	(2.3)	(21,502)	(5.0)	(37,517)	(2.7)	(53,095)	(4.0)
Income taxes	561	0.1	827	0.2	1,968	0.1	2,305	0.2

Net loss	$(10,689)	(2.4)%	$(22,329)	(5.2)%	$(39,485)	(2.9)%	$(55,400)	(4.2)%

The following sets forth selected operating and other data for the periods indicated:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Operating and Other Data
Same-store sales growth	0.7%	5.0%	1.2%	4.7%
Pharmacy same-store sales growth	5.3%	3.7%	4.2%	2.9%
Front-end same-store sales growth	(2.7)%	6.0%	(1.1)%	6.2%
Pharmacy sales as a percentage of net sales	47.0%	45.3%	47.0%	45.5%
Third-party sales as a percentage of pharmacy sales	94.2%	93.4%	94.1%	93.3%
Total stores, beginning of period	253	241	251	242
Store openings	3	4	7	9
Store closings	(2)	—	(4)	(6)

Total stores, end of period	254	245	254	245

The Thirteen Weeks Ended September 26, 2009 as Compared to the Thirteen Weeks Ended September 27, 2008

Net sales were $448.9 million in the thirteen weeks ended September 26, 2009, representing an increase of 4.2% as compared to net sales of $431.0 million in the thirteen weeks ended September 27, 2008. Resale activity accounted for 0.6% of the increase, while an increase in retail store sales represented the remaining 3.6%. Total same-store sales increased by 0.7% over the third quarter of last year.

Pharmacy sales increased by 8.0% to $211.0 million in the thirteen weeks ended September 26, 2009 as compared to $195.4 million in the thirteen weeks ended September 27, 2008, and represented 47.0% of total sales, as compared with 45.3% of total sales in the thirteen weeks ended September 27, 2008. Resale activity accounted for 1.4% of the pharmacy sales increase, while retail sales accounted for the remaining 6.6% of the increase. During the thirteen weeks ended September 26, 2009, pharmacy same-store sales increased by 5.3% from last year. The pharmacy same-store sales growth reflects an increase in the average number of prescriptions filled per store and the effects of branded drug inflation, which has increased the average sale per prescription. During the third quarter of 2009, the average same-store weekly prescriptions filled per store increased by 1.6%. The percentage of generic drugs dispensed increased by 2.3% over the prior year, negatively impacting the pharmacy same-store sales increase by approximately 2.8%. Generic drugs have lower retail sales prices but are generally more profitable than branded drugs.

Front-end sales increased by 1.0% to $237.9 million in the thirteen weeks ended September 26, 2009 as compared to $235.6 million in the thirteen weeks ended September 27, 2008. Front-end sales represented 53.0% of total sales in the thirteen weeks ended September 26, 2009, as compared to 54.7% of total sales in the thirteen weeks ended September 27, 2008. The increase in front-end sales was primarily due to the opening of new stores. Front-end same-store sales declined by 2.7% during the thirteen weeks ended September 26, 2009 as the difficult economy, which has resulted in higher unemployment rates and reduced levels of consumer spending, restrained front-end same-store sales growth.

Cost of sales as a percentage of net sales increased to 68.9% in the thirteen weeks ended September 26, 2009 from 68.7% in the third quarter of 2008. Excluding pharmacy resale activity, cost of sales as a percentage of net retail store sales improved slightly during the thirteen weeks ended September 26, 2009 and reflects improved front-end product mix and lower inventory shrink losses, partially offset by lower third party reimbursement rates. Cost of sales includes a LIFO provision of $0.9 million and $0.8 million during the thirteen weeks ended September 26, 2009 and September 27, 2008, respectively.

Selling, general and administrative expenses were $121.8 million, or 27.1% of net sales, and $117.8 million, or 27.3% of net sales, in the third quarter of 2009 and 2008, respectively, and reflects the benefits of cost savings resulting from previously announced initiatives we have implemented that are designed to mitigate the impact of the challenging economic conditions. The $4.0 million increase in selling, general and administrative expenses is primarily due to an increase in store occupancy costs for our new stores as well as additional payroll and related selling costs associated with the new stores and increased sales.

Depreciation and amortization of property and equipment and intangible assets was $18.8 million in the thirteen weeks ended September 26, 2009, as compared to $16.7 million in the thirteen weeks ended September 27, 2008. The increase is due to additional depreciation and amortization expense attributable to our increased capital spending on new store locations and recent store renovations.

We incurred $0.1 million of store pre-opening expenses during the thirteen weeks ended September 26, 2009 and $0.3 million during the thirteen weeks ended September 27, 2008. We opened three stores during the thirteen weeks ended September 26, 2009 and four stores during the thirteen weeks ended September 27, 2008.

During the thirteen weeks ended September 26, 2009, we recorded a $0.3 million gain on the sale of pharmacy prescription files.

During the thirteen weeks ended September 26, 2009, other expenses of $2.4 million included costs associated with closed stores ($1.0 million), costs associated with matters related to a former CEO (Mr. Cuti) ($0.6 million), Oak Hill management fees ($0.3 million) and miscellaneous other expenses ($0.5 million). For the thirteen weeks ended September 26, 2009, the expense recorded for former CEO (Mr. Cuti) matters was reduced by insurance proceeds of approximately $1.9 million. The miscellaneous other expenses for the thirteen weeks ended September 26, 2009 include a fair value adjustment relating to the Company’s liability for phantom shares held by current and former employees. During the thirteen weeks ended September 27, 2008, other expenses of $7.9 million included non-cash asset impairment charges ($3.4 million), costs associated with closed stores ($0.2 million), costs associated with matters related to a former CEO (Mr. Cuti) ($2.6 million), Oak Hill management fees ($0.3 million) and miscellaneous other expenses ($1.4 million). Included within miscellaneous other expenses for the thirteen weeks ended September 27, 2008 are additional pension benefit accruals related to a union contract settlement in March of 2006.

Net interest expense for the thirteen weeks ended September 26, 2009 was $19.7 million, as compared to $13.6 million in the thirteen weeks ended September 27, 2008. The increase in interest expense was primarily due to a interest charge of $5.0 million resulting from the completion of the August 2009 debt refinancing transactions. As a result of this debt refinancing, our interest rate collar no longer qualified for hedge accounting and we reclassified the $5.0 million balance of our accumulated other comprehensive loss into third quarter 2009 interest expense. As a result of our August 2009 debt refinancing transactions, during the thirteen weeks ended September 26, 2009, we also recorded additional non-cash interest expense for the Series B redeemable preferred stock, which was issued on August 7, 2009, and additional interest expense for the 11.75% senior secured notes due 2015, which were also issued on August 7, 2009.

During the thirteen weeks ended September 26, 2009, we recorded a $12.5 million gain on debt extinguishments.

In the thirteen weeks ended September 26, 2009, we recorded an income tax provision of $0.6 million, reflecting an estimated effective tax rate of 5.5%. This expense is inclusive of an incremental valuation allowance of $3.9 million that largely offset the tax benefit generated by our operating loss in the quarter. In the thirteen weeks ended September 27, 2008, we recorded an income tax provision of $0.8 million, reflecting an estimated effective tax rate of 3.8%. This expense is inclusive of an incremental valuation allowance of $10.2 million that largely offset the tax benefit generated by our operating loss in the quarter. The valuation allowances reflect the significant losses incurred in each period, as well as the anticipated financial performance over the next several years and the unlikelihood of recognizing the future tax benefits of our accumulated losses. The tax expense recorded during the third quarter of 2009 and 2008 results primarily from the deferred tax liabilities generated by non-amortizable goodwill.

The Thirty-Nine Weeks Ended September 26, 2009 as Compared to the Thirty-Nine Weeks Ended September 27, 2008

Net sales were $1.372 billion in the thirty-nine weeks ended September 26, 2009, representing an increase of 4.8% as compared to net sales of $1.310 billion in the thirty-nine weeks ended September 27, 2008. Resale activity accounted for 1.4% of the increase, while an increase in retail store sales represented the remaining 3.4%. Total 2009 same-store sales increased by 1.2% in the thirty-nine weeks ended September 26, 2009.

Pharmacy sales increased by 8.1% from $596.2 million in thirty-nine weeks ended September 27, 2008 to $644.6 million in the thirty-nine weeks ended September 26, 2009, and represented 47.0% of total sales, as compared with 45.5% of total sales in the thirty-nine weeks ended September 27, 2008. Resale activity accounted for 3.0% of the pharmacy sales increase, while retail pharmacy sales accounted for the remaining 5.1% of the increase. Pharmacy same-store sales increased by 4.2% and reflect the benefits of increased prescription counts and the effects of branded drug inflation. The average same-store weekly prescriptions filled per store increased 1.4% in the thirty-nine weeks ended September 26, 2009. The percentage of generic drugs dispensed increased by 2.7% over the prior year, negatively impacting the pharmacy same-store sales increase by approximately 3.2%. Generic drugs generally have lower retail sales prices but are generally more profitable than branded drugs.

Front-end sales increased by 2.0% from $713.4 million in the thirty-nine weeks ended September 27, 2008 to $727.8 million in the thirty-nine weeks ended September 26, 2009, and represented 53.0% of total sales, as compared to 54.5% of total sales in the thirty-nine weeks ended September 27, 2008. Reduced consumer spending resulting from higher rates of unemployment and a difficult economy combined to decrease front-end same-store sales by 1.1%.

Cost of sales as a percentage of net sales increased to 69.2% in the thirty-nine weeks ended September 26, 2009 from 68.9% in the thirty-nine weeks ended September 27, 2008 primarily due to an increase in pharmacy resale activity. Excluding pharmacy resale activity, cost of sales as a percentage of net retail sales improved slightly during the thirty-nine weeks ended September 26, 2009. This improvement was attributable to improved front-end product mix and reduced inventory shrink losses and was partially offset by lower third party pharmacy reimbursement rates. Cost of sales includes a LIFO provision of $2.8 million and $2.4 million during the thirty-nine weeks ended September 26, 2009 and September 27, 2008, respectively.

Selling, general and administrative expenses were $366.2 million, or 26.7% of net sales, and $354.2 million, or 27.0% of net sales, in the thirty-nine weeks ended September 26, 2009 and September 27, 2008, respectively. As a percentage of net retail sales, selling, general and administrative expenses improved slightly to 28.0% in the thirty-nine weeks ended September 26, 2009, compared to 28.1% in the thirty-nine weeks ended September 27, 2008. The $12.0 million increase in selling, general and administrative is primarily due to an increase in store occupancy costs for our new stores and the additional payroll and related selling costs associated with the new stores and increased sales.

Depreciation and amortization of property and equipment and intangible assets increased $1.9 million to $54.1 million in the thirty-nine weeks ended September 26, 2009, compared to $52.3 million in the thirty-nine weeks ended September 27, 2008. The increase is due to additional depreciation and amortization expense attributable to our increased capital spending on new store locations and recent store renovations.

We incurred $0.4 million of store pre-opening expenses during the thirty-nine weeks ended September 26, 2009 and $0.5 million of store pre-opening expenses during the thirty-nine weeks ended September 27, 2008. We opened seven and nine new stores during the thirty-nine weeks ended September 26, 2009 and September 27, 2008, respectively.

During the thirty-nine weeks ended September 26, 2009, we recorded a $0.3 million gain on the sale of pharmacy prescription files.

For the thirty-nine weeks ended September 26, 2009, other expenses of $8.6 million included costs associated with closed stores ($3.8 million), costs associated with matters related to a former CEO (Mr. Cuti) ($3.5 million), Oak Hill management fees ($0.9 million) and miscellaneous other expenses ($0.5 million). For the thirty-nine weeks ended September 26, 2009, the expense recorded for former CEO (Mr. Cuti) matters was reduced by insurance proceeds of approximately $1.9 million. The miscellaneous other expenses for the thirty-nine weeks ended September 26, 2009 include a fair value adjustment relating to the Company’s liability for phantom shares held by current and former employees. During the thirty-nine weeks ended September 27, 2008, other expenses of $12.0 million included non-cash asset impairment charges ($3.4 million), costs associated with closed stores ($2.3 million), costs associated with matters related to a former CEO (Mr. Cuti) ($3.9 million), Oak Hill management fees ($0.9 million) and miscellaneous other expenses ($1.5 million). Included within miscellaneous other expenses for the thirty-nine weeks ended September 27, 2008 are additional pension benefit accruals related to a union contract settlement in March of 2006.

Net interest expense for the thirty-nine weeks ended September 26, 2009 was $43.9 million, as compared to $40.9 million in the thirty-nine weeks ended September 27, 2008. The $2.9 million increase was primarily due to a interest charge of $5.0 million resulting from the completion of the August 2009 debt refinancing transactions. As a result of the August 2009 debt refinancing, our interest rate collar no longer qualified for hedge accounting and we reclassified the $5.0 million balance of our accumulated other comprehensive loss into interest expense. This was partially offset by the benefits realized from lower interest rates on our variable rate borrowings as compared to the prior year.

During the thirty-nine weeks ended September 26, 2009, we recorded a $12.5 million gain on debt extinguishments.

During the thirty-nine weeks ended September 26, 2009, we recorded an income tax provision of $2.0 million, reflecting an estimated effective tax rate of 5.2%. This expense is inclusive of an incremental valuation allowance of $14.4 million that largely offset the tax benefit generated by our operating loss in the six month period. In the thirty-nine weeks ended September 27, 2008, we recorded an income tax provision of $2.3 million, reflecting an estimated effective tax rate of 4.3%. This expense is inclusive of an incremental valuation allowance of $23.6 million that largely offset the tax benefit generated by our operating loss in the thirty-nine week period. The valuation allowances reflect the significant losses incurred in each period, as well as the anticipated financial performance over the next several years and the unlikelihood of recognizing the future tax benefits of our accumulated losses.

Liquidity and Capital Resources

Working Capital and Cash Flow

Our working capital balance was $32.9 million at September 26, 2009, compared to a working capital deficit of $13.3 million at December 27, 2008. Working capital reflects the classification of outstanding borrowings under our asset-based revolving loan facility of $112.4 million at September 26, 2009 and $144.6 million at December 27, 2008 as current liabilities. This current classification is required because cash receipts controlled by the lenders are used to reduce outstanding debt and we do not meet the criteria to classify the debt as long-term, but is not an indication that this credit facility is expected to be retired within the next year. This facility expires in July 2011 and we intend to continue to access it for our working capital needs throughout its remaining term. The $32.2 million reduction in the balance of our asset-based revolving loan facility at September 26, 2009 as compared to December 27, 2008 is due to the use of a portion of the proceeds from our August 2009 debt refinancing to temporarily reduce outstanding borrowings under our asset-based revolving loan facility. As of September 26, 2009, we had approximately $107.1 million available for borrowing under our asset-based revolving loan facility.

Net cash provided by operating activities was $15.4 million in the thirty-nine weeks ended September 26, 2009, compared to $20.7 million in the thirty-nine weeks ended September 27, 2008. The change is primarily attributable to an increased investment in pharmacy inventory in support of maintaining higher in-stock conditions as well as the payment of a previously announced $3.5 million litigation settlement.

Net cash used in investing activities was $49.5 million in the thirty-nine weeks ended September 26, 2009, compared to $34.5 million in the thirty-nine weeks ended September 27, 2008. In the thirty-nine weeks ended September 26, 2009, we spent $39.7 million on capital expenditures, primarily related to new stores and the remodeling of existing locations, and $10.2 million on the purchase of pharmacy customer files, lease acquisition and other costs, including capitalized software costs. These expenditures were partially offset by $0.4 million of proceeds received from the disposition of certain assets. In the thirty-nine weeks ended September 27, 2008, we spent $23.1 million on capital expenditures, primarily related to new stores and the remodeling of existing locations, and $12.0 million on lease acquisition and other costs, including capitalized software costs. These expenditures were partially offset by $0.5 million of proceeds received from the disposition of certain assets.

Net cash provided by financing activities was $34.0 million in the thirty-nine weeks ended September 26, 2009, compared to $13.8 million in the thirty-nine weeks ended September 27, 2008. The net cash provided by financing activities for the thirty-nine weeks ended September 26, 2009 reflects our August 2009 debt refinancing transactions and includes the extinguishment of all our existing $210.0 million aggregate principal amount of our senior secured floating rate notes due 2010 and the extinguishment of $143.3 million aggregate principal amount of our 9.75% senior subordinated notes due 2011. The cash outflows for these repayments of debt totaled $336.6 million. During the thirty-nine weeks ended September 26, 2009, we had proceeds of $292.3 million resulting from the issuance of $300.0 million of 11.75% senior secured notes due 2015 at 97.417% of par value and proceeds of $124.8 million (net of $0.2 million of expenses) resulting from the Oak Hill equity investment. We also paid fees of approximately $10.6 million to complete the August 2009 debt refinancing transactions. The financing activity in the thirty-nine weeks ended September 26, 2009 also reflects a net decrease of $32.2 million in outstanding borrowings under our asset-based revolving loan facility and capital lease payments of $3.5 million.

Net cash provided by financing activities was $13.8 million in the thirty-nine weeks ended September 27, 2008 and included $2.0 million of proceeds resulting from the purchase of 20,000 shares of Duane Reade Holdings, Inc. common stock by our current CEO. The financing activity in the thirty-nine weeks ended September 27, 2008 also reflects a net increase of $13.8 million in outstanding borrowings under our asset-based revolving loan facility and capital lease payments of $3.0 million. During the thirty-nine weeks ended September 27, 2008, Oak Hill reimbursed us for a portion of our legal costs incurred in connection with the proceedings relating to Mr. Cuti, which is discussed in Note 12 to our Unaudited Consolidated Interim Financial Statements contained elsewhere in this report. The reimbursements totaled $1.0 million for the thirty-nine weeks ended September 27, 2008 and are reflected as an additional capital contribution within financing activities.

Operating Capital Requirements

Our operating capital requirements primarily result from opening new stores, remodeling and renovating existing retail locations, purchasing pharmacy files and the continuing development of management information systems. We opened seven new stores during the thirty-nine weeks ended September 26, 2009, nine new stores during the thirty-nine weeks ended September 27, 2008, 15 new stores in fiscal 2008 and ten new stores in fiscal 2007. In light of improved liquidity due to the completion of our August 2009 debt refinancing transactions, our current capital spending plans include approximately $60 million of capital spending in both 2009 and 2010, with approximately $40 to $43 million related to strategic growth during each period. In addition, this growth strategy will support 10 to 15 major store renovations in each of 2009 and 2010. The capital plan includes a total of approximately nine new store openings in 2009 and between 10 to 15 new stores in 2010.

We also require working capital to support inventory for our existing and new stores. The acquisition of real estate is not expected to have a significant impact on our capital requirements since we have historically leased almost all of our store locations. As a result of the current economic recession, we experienced declines in consumer demand that accelerated during the fourth quarter of 2008 and are expected to continue throughout fiscal 2009. Higher rates of unemployment, reduced levels of tourism and decreased commercial activity are factors impacting our outlook for fiscal 2009. We have implemented certain measures to mitigate the impact of these recessionary economic conditions. These actions include the implementation of a number of strategic cost savings initiatives designed to improve efficiency and eliminate non-value added activities. The total cost savings associated with the program is expected to be in the range of $7.0 to $10.0 million in fiscal 2009.

Other Factors Influencing our Liquidity

As a result of the August 2009 refinancing transactions, our annual cash interest expense payable in respect of our outstanding debt securities will increase during the remainder of 2009 and the first nine months of 2010, since we expect to pay approximately $40.3 million of annual cash interest on the 11.75% senior secured notes due 2015 and the remaining senior subordinated notes, compared to approximately $29.8 million of annual cash interest on the previously outstanding senior secured floating rate notes and senior subordinated notes (based on the interest rates in effect prior to the August 2009 refinancing transactions and without giving effect to our interest rate collar).

Five of our stores, which generated approximately 2.0% of our net sales for fiscal 2008, have leases scheduled to expire before the end of fiscal 2010. While none of these leases have options to extend the term of the lease, we believe that we will be able to renew the expiring leases on economically favorable terms or, alternatively, find other economically attractive locations to lease.

As of September 26, 2009, approximately 5,000 of our approximately 6,800 employees were represented by various labor unions and were covered by collective bargaining agreements. Pursuant to the terms of the collective bargaining agreements covering these employees, we are required, in some instances, to pay specified annual increases in salary and benefits contributions relating to the member employees. We do not believe that these increases will have a material impact on our liquidity or results of operations. Our collective bargaining agreements with the RWDSU/Local 338 and Local 340A unions, who, on a combined basis represent approximately 4,600 of our employees in all of our stores, will expire on December 31, 2012.

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

The following table presents details of our significant commitments and obligations as at September 26, 2009, except that the data provided with respect to operating leases is as of December 27, 2008:

	Payments due by Period
Contractual Cash Obligations	Total	Within 1 year	Within 1-3 years	Within 3-5 years	After 5 years
	(dollars in thousands)
Long-Term Debt(1)	$351,744	$—	$51,709	$—	$300,035
Asset-Based Revolving Loan Facility(2)	112,404	—	112,404	—	—
Capital Lease Obligations(3)	8,201	4,549	2,215	1,437	—
Operating Leases(4)	1,602,254	145,772	290,147	275,236	891,099
Closed Store Costs(5)	7,112	2,851	1,627	1,039	1,595
Fixed Interest Payments(6)	221,584	40,292	75,542	70,500	35,250
Variable Interest Payments(7)	6,500	3,583	2,917	—	—
Severance Payments(8)	466	354	16	15	81
Redeemable Preferred Stock(9)	164,400	—	—	—	164,400
Redeemable Preferred Stock Dividends(9)	475,102	—	—	—	475,102

Total Contractual Cash Obligations(10)	$2,949,767	$197,401	$536,577	$348,227	$1,867,562

(1)	These amounts include $51.7 million of outstanding senior subordinated notes due in 2011, $300.0 million of outstanding senior secured notes due in 2015 and $35,000 outstanding under the senior convertible notes due in 2022.

(2)	At September 26, 2009, approximately $112.4 million was outstanding and a further $107.1 million was available for borrowing under our asset-based revolving loan facility. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt and we do not meet the criteria to classify the debt as long-term. However, this is not an indication that this credit facility is expected to be retired within the next year. We intend to continue to use this facility for our working capital needs through the date of its maturity in July 2011.

(3)	Please refer to Note 12 to the annual consolidated financial statements on Form 10-K for further detail on Capital Lease obligations.

(4)	Please refer to Note 18 to the annual consolidated financial statements on Form 10-K for further detail on Operating Lease obligations.

(5)	In the normal course of its business, we will close store locations and establish reserves for costs to be incurred in connection with such store closings. The balance of the reserve is expected to be utilized primarily for occupancy-related costs in the closed stores.

(6)	Reflects interest payable on the $300.0 million outstanding senior secured notes and $51.7 million outstanding senior subordinated notes.

(7)	The estimated interest payments for our variable rate debt are calculated using the outstanding balances and interest rates applicable as of September 26, 2009. Borrowings under our variable rate debt are primarily LIBOR-based. At September 26, 2009, we have a “no cost” interest rate collar initially designed to hedge interest rate variability on portions of our LIBOR-based borrowings. As a result of our August 2009 debt refinancing transactions, the “no cost” interest rate collar no longer qualified for hedge accounting and we reclassified the $5.0 million balance of our accumulated other comprehensive loss into third quarter 2009 interest expense. At September 26, 2009, the LIBOR rate in effect was approximately 0.3%, which was below the minimum rate specified under the “no cost collar.” The fair value of the interest rate collar resulted in a hedge liability of $5.0 million at September 26, 2009. We expect the hedge liability for the interest rate collar will be reduced by approximately $4.0 million during the next twelve months. We will also recognize any future changes in the fair value of the interest rate collar in our statement of operations. The potential payments due under the interest rate collar are not included in the above table since the actual payments will vary with LIBOR rates. This hedging arrangement expires on December 15, 2010.

(8)	Includes amounts owed to former employees and also reflects future health insurance premium payments specified under the employment contract with Mr. Cuti, which are required to be made by us in connection with his replacement on November 21, 2005. In an ongoing arbitration between Mr. Cuti and us (explained in more detail in Note 12 to the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report), we are seeking, among other forms of relief, rescission of employment agreements entered into between us and Mr. Cuti, the return of all compensation paid under the employment agreements, including the benefits described in this footnote, and other monetary damages.

(9)

The Series A redeemable preferred stock has a 12-year mandatory redemption date from the issuance date and provides for an annual cash dividend of 10% payable quarterly, subject to being declared by our Board of Directors. The Series B redeemable preferred stock has a mandatory redemption date of December 27, 2018 and provides for an annual cash dividend of 15% payable quarterly, subject to being declared by our Board of Directors. To the extent the dividends are not paid in cash, the dividends will cumulate on a quarterly basis to the extent not paid quarterly. The payments of these dividends are currently restricted under the agreements governing our outstanding indebtedness, so we have reflected the dividends in the table above as not being payable until the mandatory redemption date. Both series of preferred stock will be immediately redeemable from time to time without penalty at our option, and we will also be required to redeem all outstanding shares of the preferred stock upon a change of control. Each of the 525,334 shares of Series A redeemable preferred stock is immediately redeemable without penalty, at our option prior to the mandatory redemption date, at a liquidation preference of $75.00, per share plus any accrued but unpaid dividends as of the redemption date. Each of the 1,250,000 shares of Series B redeemable preferred stock is immediately redeemable without penalty, at our option prior to the mandatory redemption date, at a liquidation preference of $100 per share plus any accrued and unpaid dividends through the date of redemption subject to a minimum aggregate return on capital (including the value of the warrants) of two times the investment amount. We will not be required to redeem either series of preferred stock upon a change of control or on the mandatory redemption date, or pay cash dividends at any time when such redemption is expressly prohibited under the asset-based revolving loan facility.

(10)	This table excludes contributions under our various multi-employer pension plans, which totaled $3.2 million in 2008.

The following table presents details of our other significant commercial commitments as at September 26, 2009:

		Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Within 1 year	1-3 years	3-5 years	After 5 years
	(dollars in thousands)
Standby Letters of Credit(1)	$5,546	$4,901	$645	$—	$—

Total Commercial Commitments	$5,546	$4,901	$645	$—	$—

(1)	The standby letters of credit are renewed on an annual basis, unless otherwise requested by the beneficiary.

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

In connection with the November 21, 2005 replacement of Mr. Cuti as our CEO, Mr. Cuti’s employment contract specified payments to Mr. Cuti in cash totaling up to $6.6 million. We have paid the full amount to Mr. Cuti. In addition, the employment contract provides for continued health insurance coverage for Mr. Cuti during the 25-month period following termination and, upon expiration of that period, if Mr. Cuti is not otherwise eligible under another employer’s comparable medical plan, lifetime retiree medical benefits at a cost not to exceed $50,000 annually. In an ongoing arbitration between Mr. Cuti and us (explained in more detail in Note 12 to the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report), we are seeking, among other forms of relief, rescission of employment agreements entered into between us and Mr. Cuti, the return of all compensation paid under the employment agreements, including the benefits described in this paragraph, and other monetary damages.

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

In connection with the assignment of certain store leases to third parties during 2008 and 2007, we continue to provide secondary guarantees on the lease obligations for the assigned stores. The respective purchasers have assumed our obligations under these leases and are primarily liable for these obligations. Although we believe it to be unlikely, assuming that each respective purchaser became insolvent, management estimates that we could settle these obligations for amounts substantially less than the aggregate obligation of $25.4 million as of September 26, 2009. The obligations are for varying terms dependent upon the respective lease, the longest of which lasts through May 31, 2022.

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

We have incurred losses since the Acquisition date due primarily to the additional depreciation and amortization expense relating to the stepped-up fair value of our assets on the Acquisition date, and increased interest expense resulting from Acquisition indebtedness. We have an accumulated deficit of $437.3 million at September 26, 2009. We have generated positive net cash flows from operations of $15.4 million during the thirty-nine weeks ended September 26, 2009, $44.3 million in fiscal 2008, $19.3 million in fiscal 2007 and $11.6 million in fiscal 2006. During the third quarter of 2009, we completed a number of debt refinancing transactions which improved our financial flexibility and liquidity, reduced debt leverage, and provided long-term capital support for our ongoing business.

Our asset-based revolving loan facility contains a single fixed charge coverage requirement which only becomes applicable when borrowings exceed 90 percent of the borrowing base, as defined in the agreement governing the asset-based revolving loan facility. We have never been subject to the financial coverage requirement. Historically, our borrowings have never exceeded 90 percent of the borrowing base, and we do not expect to exceed this threshold during the remainder of 2009. If the fixed charge coverage ratio had been in effect during the 39 weeks ended September 26, 2009, we would have been in full compliance with the covenant.

We intend to refinance or purchase the remaining $51.7 million of outstanding senior subordinated notes due 2011 prior to their maturity date. There can be no assurance that such refinancing or purchase will actually take place.

As a result of the August 2009 debt refinancing transactions, our annual cash interest expense payable in respect of our outstanding debt securities will increase during the remainder of 2009 and the first nine months of 2010, since we expect to pay approximately $40.3 million of annual cash interest on the initial notes and the remaining senior subordinated notes, compared to approximately $29.8 million of annual cash interest on the previously outstanding senior secured floating rate notes and senior subordinated notes (based on the interest rates in effect prior to the August 2009 debt refinancing transactions and without giving effect to our interest rate collar).

As a result of the amendment of our asset-based revolving loan facility, the rate of interest payable under our asset-based revolving loan facility is expected to increase, since the applicable margins on LIBOR-based loans increased from a range of 1.00% to 2.00% to a range of 2.25% to 3.25%, and the applicable margins on prime rate loans increased from a range of 0.00% to 0.50% to a range of 1.25% to 1.75%. Also, line fees increased from 0.30% to 0.50% per year.

We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including revolving loan borrowings under the asset-based revolving loan facility, will be adequate to make required payments on our indebtedness, to fund anticipated capital expenditures and to satisfy our working capital requirements for fiscal 2009. We base this belief on our recent levels of cash flow from operations, projected improvements in working capital management, anticipated levels of capital expenditures, the available borrowing capacity under the $225.0 million asset-based revolving loan facility, which was approximately $107.1 million at September 26, 2009, and the improved financial flexibility and liquidity resulting from our August 2009 debt refinancing transactions. Our stockholders’ deficit is expected to increase in 2009 due to continued losses; however, this deficit does not impact our liquidity as noted above and has no impact on our debt covenants.

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

We or our affiliates may, from time to time, seek to retire or purchase our outstanding debt in open market purchases, in privately negotiated transactions, or otherwise. Such extinguishment or purchase of debt may be funded from the operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material.

During 2006, we extended the maturity of the asset-based revolving loan facility from July 21, 2008 to July 21, 2011. As a condition of this extension, we were required to refinance any outstanding amounts under the $210.0 million of senior secured floating rate notes not later than 120 days prior to their maturity date of December 15, 2010. This condition precedent is deemed to have been satisfied due to the successful completion of our August 2009 debt refinancing transactions.

Borrowings under the asset-based revolving loan facility bear interest at floating rates. Therefore, our financial condition will be affected by changes in prevailing interest rates. On April 30, 2008, we entered into a hedging transaction through the acquisition of a “no cost collar.” Under this arrangement, we capped our exposure on $210.0 million of LIBOR-based borrowings at a maximum LIBOR rate of 5.2%. In addition, we established a minimum “floor” LIBOR rate of 2.6%, in line with then current LIBOR rates. At September 26, 2009, the LIBOR rate in effect was approximately 0.3%, which was below the minimum rate specified under the “no cost collar.” As a result, the “no cost collar” increased the effective annual interest rate on our LIBOR- based borrowings from approximately 3.2% to approximately 7.5%. This hedging arrangement expires on December 15, 2010.

There are no credit ratings related triggers in the asset-based revolving loan facility that would impact the cost of borrowing, annual amortization of principal or related indebtedness maturity.

Critical Accounting Policies

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial reporting to gain a more complete understanding of our consolidated financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 27, 2008 are those that depend most heavily on these judgments and estimates. At September 26, 2009, there have been no material changes to any of the Critical Accounting Policies contained therein.

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

Inflation

We believe that inflation has not had a material impact on our results of operations during the three years ended December 27, 2008 or the thirteen and thirty-nine weeks ended September 26, 2009.

Recently Issued Accounting Pronouncements

Refer to Note 2 of the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report for a detailed description of various recently issued accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial results are subject to risk from interest rate fluctuations on the portion of our debt that carries variable interest rates. Variable rate debt outstanding at September 26, 2009 included $112.4 million of borrowings under our asset-based revolving loan facility. At September 26, 2009, the weighted average combined interest rate in effect on all variable rate debt outstanding, including the effect of our “no cost” collar as detailed below, was approximately 7.5%. A 0.50% change in interest rates applied to the $112.4 million balance of floating rate debt would affect pre-tax annual results of operations by approximately $0.6 million, excluding the impact, if any, of the “no cost collar.” In addition, we also have $300.0 million of senior secured notes, $51.7 million of senior subordinated notes, and $35.0 thousand of senior convertible notes outstanding at September 26, 2009. The senior secured notes bear interest payable semi-annually at a fixed rate of 11.75% and the senior subordinated notes bear interest payable semi-annually at a fixed rate of 9.75% and therefore neither is subject to risk from interest rate fluctuations. The senior convertible notes accrete interest at an annual fixed rate of 3.75% and are also not subject to interest rate fluctuations. See Note 6 to the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report for a detailed description with respect to the various components of our debt structure.

On April 30, 2008, we entered into a hedging transaction through the acquisition of a “no cost collar.” Under this arrangement, we capped our exposure on $210.0 million of LIBOR-based borrowings at a maximum LIBOR rate of 5.2%. In addition, we established a minimum “floor” LIBOR rate of 2.6%, in line with then current LIBOR rates. As a result of our August 2009 debt refinancing transactions, the interest rate collar no longer qualified for hedge accounting and we reclassified the $5.0 million balance of our accumulated other comprehensive loss into third quarter 2009 interest expense. At September 26, 2009, the LIBOR rate in effect was approximately 0.3%, which was below the minimum rate specified under the “no cost collar.” As a result, the “no cost collar” increased the effective annual interest rate on our LIBOR-based borrowings from approximately 3.2% to approximately 7.5%. The calculation of the fair value of the “no cost collar” resulted in a hedge liability of $5.0 million at September 26, 2009. This hedging arrangement expires on December 15, 2010.

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

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the third quarter ended September 26, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	Legal Proceedings

Refer to Note 12 to the Unaudited Consolidated Interim Financial Statements contained elsewhere in this report for a detailed description of the various legal proceedings in which we are involved.

ITEM 1A.	Risk Factors

The following risk factor has been revised to disclose recent developments in the First Data Bank and Medi-Span litigation:

Changes in reimbursement levels for certain prescription drugs continue to reduce the profitability of our pharmacy operations and could have a material adverse effect on our overall performance.

During the fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006 and the thirty-nine weeks ended September 26, 2009 and September 27, 2008, we were wholly or partially reimbursed by third-party plans for approximately 93.4%, 93.0%, 92.8%, 94.1% and 93.3%, respectively, of the prescription drugs that we sold. The percentage of prescription sales reimbursed by third-party plans has been increasing, and we expect that percentage to continue to increase. Prescription sales reimbursed by third-party plans, including Medicare and Medicaid plans, have lower reimbursement rates than other pharmacy sales. Third-party plans may not increase reimbursement rates sufficiently to offset expected increases in prescription acquisition costs, thereby adversely affecting our profitability. In addition, continued increases in co-payments by third-party plans may result in decreases in prescription usage.

In particular, Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective reimbursement rate adjustments, administrative rulings, executive orders and freezes and funding restrictions, all of which may significantly impact our pharmacy operations. For the 2008 fiscal year, approximately 27% of our total prescription sales were paid for by Medicaid or Medicare. Over the last several years, a number of states experiencing budget deficits have moved to reduce Medicaid prescription reimbursement rates. Over the past several years, New York State reduced Medicaid and EPIC prescription reimbursement rates, adversely impacting our pharmacy profitability. Under the New York State Medicaid Program, reimbursement for a multiple source prescription drug for which a federal upper limit has been set by the Centers for Medicare & Medicaid Services (“CMS”) will be in an amount equal to the specific federal upper limit for the multiple source prescription drug. For a multiple source prescription drug or a brand name prescription drug for which no specific federal upper limit has been set, the lower of the estimated cost of each drug to pharmacies or the dispensing pharmacy’s usual and customary price charged to the public will be applied.

In July 2007, CMS issued a final rule that may negatively affect our level of reimbursements for certain generic drugs by setting an upper limit on the amount of reimbursement for such drugs based on the “Average Manufacturer Price.” As a result of a lawsuit brought by the National Association of Chain Drug Stores and the National Community Pharmacists Association to challenge the implementation of the new rule, a federal court temporarily enjoined the implementation of the new rule pending the outcome of the lawsuit and the lawsuit remains pending. In July 2008, Congress enacted H.R. 6331, the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”). The former President Bush subsequently vetoed MIPPA and, on July 15, 2008, Congress overrode the veto. MIPPA delayed the implementation of the use of Average Manufacturer Price with respect to payments made by State Medicaid Plans for multiple source generic drugs until September 30, 2009. MIPPA also prohibited the Secretary of Health and Human Services from making public any Average Manufacturer Price information that was previously disclosed to the Secretary of Health and Human Services. The outcomes of the lawsuit and the impact of MIPPA are uncertain at this time, so we currently are unable to determine what effect the new rule will ultimately have on our business.

The Medicare Modernization Act created a Medicare Part D benefit that expanded Medicare coverage of prescription drugs for senior citizens as well as for certain “dual eligible” individuals that were previously covered under state administered Medicaid plans. This Medicare coverage has resulted in decreased pharmacy margins resulting from lower reimbursement rates than our current margins on state Medicaid prescriptions. The Medicare Part D program has grown rapidly since taking effect in 2006. The program’s growth may continue as more seniors have become eligible and enroll for the coverage.

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

In January 2008, the court denied approval of the First Data Bank and Medi-Span settlements as proposed. Subsequently, new settlement agreements were submitted to the court. On March 17, 2009, the court issued an order approving the revised settlements. Some parties appealed the court’s ruling. On September 3, 2009, the Court of Appeals affirmed the decision of the District Court approving the settlements. Pursuant to the settlements, as approved, First Data Bank and Medi-Span have agreed to reduce the reported AWP for certain drugs by four percent. Separately, and not pursuant to the settlement agreements, First Data Bank and Medi-Span have indicated that they will also reduce the reported AWP for a large number of additional drugs not covered by the settlement agreements and that they intend to discontinue the reporting of AWP in the future. The settlement agreements became effective on September 26, 2009.

A number of contracts with third-party plans contain provisions that allow us to adjust our pricing to maintain the relative economics of the contract in light of a change in AWP methodology. Most of our contracts with both private and governmental plans also include provisions that allow us to terminate the contracts unilaterally, either because parties cannot renegotiate our pricing to account for the change in AWP methodology or for any reason upon 30 to 90 days’ notice. While we are currently negotiating with many of the various governmental and non-governmental third-party plans for adjustments relating to the expected changes to AWP, we cannot be certain that these negotiations will be successful. In addition, the New York State Legislature is currently considering legislation that would modify the formula upon which New York Medicaid bases its reimbursement rates, which, if passed, will move pharmacy reimbursement rates with respect to Medicaid at or near the pre-settlement levels. However, at this time there is no assurance that this legislation would be ultimately passed by the New York State Legislature or if passed, will be in its current form. In late September 2009, New York Medicaid began to implement the AWP reductions. Although there is some uncertainty due to the pending legislation at the New York State Legislature, we expect a moderate impact on the profitability of our pharmacy operations in the remainder of fiscal 2009 and a more significant impact in fiscal 2010.

For additional information regarding factors that could affect our results of operations, financial position and liquidity, see the risk factors discussion provided in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 27, 2008, as updated by Exhibit 99.1 to our Current Report on Form 8-K filed on July 15, 2009. See also “Special Note Regarding Forward-Looking Statements” above.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.	Other Information

On November 4, 2009, the Company increased the maximum number of shares in respect of which stock options may be granted under the Duane Reade Holdings, Inc. Management Stock Option Plan from 575,893 shares of its common stock to 750,000 shares of its common stock. The Company expects to satisfy the exercise of stock options granted under the Duane Reade Holdings, Inc. Management Stock Plan by utilizing newly-issued shares.

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

Dated: November 10, 2009	DUANE READE HOLDINGS, INC.
(Registrant)

/S/ JOHN A. LEDERER
John A. Lederer
Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)

/S/ JOHN K. HENRY
John K. Henry
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)