Form 10-K
period 2009-12-26
DUANE READE HOLDINGS INC
filed 2010-03-26
CIK 1279172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-122206-05

DUANE READE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	05-0599589
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

440 Ninth Avenue, New York, NY	10001
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☒*    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 23, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was not significant. All but 20,100 shares of the common stock of the registrant are held by its parent.

DOCUMENTS INCORPORATED BY REFERENCE

None

*	The registrant is not subject to the filing of Section 13 or 15(d) of the Securities Exchange Act of 1934. The registrant is a voluntary filer.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This and other of our public filings or public statements contain forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act and the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. These forward-looking statements relate to, among other things, the timing and completion of our pending acquisition by Walgreen Co., future events or our future financial performance with respect to our financial condition, results of operations, business plans and strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products such as private label merchandise, plans and objectives of management, capital expenditures, growth and maturation of our stores and other matters. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “pro forma,” “as-adjusted,” “seek,” or “continue” or the negative of those terms or other comparable terminology. These forward-looking statements are only predictions and such expectations may prove to be incorrect. Some of the things that could cause our actual results to differ substantially from our expectations are:

•	the ability of Walgreen Co. to complete the transactions contemplated in connection with Walgreen Co.’s acquisition of us;

•	the impact of our announced acquisition by Walgreen Co. on our business generally, including relationships with customers, suppliers, landlords and employees;

•	the ability to open and operate new stores on a profitable basis, the maturation of those stores and the ability to increase sales in existing stores;

•	the competitive environment in the drugstore industry in general and in the New York greater metropolitan area;

•	our significant indebtedness;

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

•

the impact of aggressive enforcement by federal, state and local law enforcement agencies of federal and state laws dealing with past and future matters related to submission of false claims, fraud and abuse, pharmacist licensing and excluded provider lists, including, without limitation, the excluded provider list matter we self-reported to the Office of the Medicaid Inspector General;

•	the outcome of our ongoing tax examinations by federal and state tax authorities;

•	the outcome of favorable or unfavorable adjustments to our estimated tax liabilities due to closure of income tax examinations, new regulatory or judicial pronouncements, or other relevant events;

•	the outcome of our application for relief from any potential tax liabilities arising from possible qualification as a personal holding company;

•	the ultimate disposition of tax contingencies relating to the collectability of certain balances;

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

•	employment disputes and labor relations;

•	our ability to prevent fraud;

•	our ability to limit inventory shrink losses;

•	the impact of any comprehensive federal healthcare reform legislation;

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

•	liability and other claims asserted against us, including the items discussed in “Item 3. Legal Proceedings” included elsewhere in this report;

•	changes in our operating strategy or development plans;

•	our ability to attract, hire and retain qualified personnel, including our ability to attract qualified pharmacists at acceptable wage rates;

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

•

the effects of the current economic recession on our customers and the markets we serve, particularly the difficulties in the financial services industry and the general economic downturn that began in the latter half of 2007 and which significantly deteriorated during the fourth quarter of 2008 and continued through 2009;

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

•	changes in levels of vendor rebates, allowances and related payment terms;

•	changes in timing of our acquisition of stores and prescription files and capital expenditure plans;

•	changes in real estate market conditions and our ability to continue to renew expiring leases or to secure suitable new store locations under acceptable lease terms;

•	our ability to successfully implement and manage new computer systems and technologies;

•	demographic changes;

•	our ability to refinance or extinguish our outstanding debt obligations, including senior subordinated notes due 2011, prior to the respective maturity dates; and

•	other risks and uncertainties detailed elsewhere in this annual report on Form 10-K and from time to time in our filings with the SEC.

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

General

We are the largest drugstore chain in New York City. The New York metropolitan area is the largest sales volume drugstore market in the United States. In 2009, we believe that we led the drugstore market in New York City in sales of both back-end (pharmacy) and front-end (non-pharmacy) categories. As of December 26, 2009, we operated 150 of our 257 stores in Manhattan’s high-traffic business and residential districts, representing over twice as many stores as our next largest competitor in Manhattan. In addition, at December 26, 2009, we operated 83 stores in New York City’s densely populated outer boroughs and 24 stores in the surrounding New York and New Jersey suburbs, including the Hudson River communities of northeastern New Jersey, as well as Westchester, Nassau and Suffolk counties in New York. In total, we operated 257 stores as of December 26, 2009. Since opening our first store in 1960, we have executed a marketing and operating strategy tailored to the unique characteristics of New York City, the most densely populated major market in the United States. Our name is derived from our first store, which opened in 1960 on Broadway, between Duane and Reade Streets in Manhattan. We enjoy strong brand name recognition in the New York greater metropolitan area, which we believe results from our many locations in high-traffic areas of New York City, promotional advertising, and our Flex Rewards customer loyalty program.

Duane Reade Holdings, Inc., a Delaware corporation, was formed in December 2003. On July 30, 2004, the acquisition of Duane Reade Inc. (the “Acquisition”) was completed by a group of investors, including Oak Hill Capital Partners, L.P. (“Oak Hill”), and both former and certain current members of our management team. Approximately 99% of the common stock of Duane Reade Holdings, Inc. is owned by Duane Reade Shareholders, LLC, a parent entity also established to effectuate the Acquisition. The Acquisition was completed on July 30, 2004 through the merger of Duane Reade Acquisition Corp. (a wholly-owned subsidiary of Duane Reade Holdings, Inc.) into Duane Reade Inc., with Duane Reade Inc. being the surviving entity and a wholly-owned subsidiary of Duane Reade Holdings, Inc. after the merger transaction.

As a result of the Acquisition, Duane Reade Inc.’s shares ceased to be listed on the New York Stock Exchange, and we operate as a privately held company.

Subsequent Event – Potential Change in Control

On February 17, 2010, we announced a definitive agreement under which Walgreen Co. (“Walgreens”) will acquire Duane Reade from affiliates of Oak Hill in a cash transaction for a total enterprise value of $1.075 billion, which includes the assumption of debt. The transaction is subject to customary conditions, including the receipt of regulatory approvals, and would include all of our stores, as well as our corporate office and two distribution centers. There can be no assurance that the transaction will be completed.

Business Strategy

Our mission is to build the best urban drugstore proposition in our markets. To allow us to achieve our mission, we have crafted a transformational “Prescription for Change” business strategy which focuses on serving the needs of our customers by providing them with the products they need to look and feel better as well as offering our customers a wide assortment of products designed to meet their everyday needs. In 2009, we made great strides in the implementation of our Prescription for Change strategy, in order to become the destination of choice for the health, beauty, wellness and convenience needs of our customers. We believe the successful implementation of our Prescription for Change strategy, together with our market position, will enable us to become one of the New York metropolitan area’s most recognized and trusted brands and will allow us to achieve our brand vision of “New York Living Made Easy.”

The key elements of our Prescription for Change strategy are:

•

Improving the pharmacy operations through maintenance of improved in-stock conditions, more convenient operating hours, faster customer prescription fulfillment and enhanced accessibility and interaction between our customers and pharmacists.

•	Enhancing the customer’s experience by providing our store personnel with additional training on planning, directing and organizing the store for success.

•

Improving our merchandise and private label offerings and differentiating ourselves from competitors through the use of exclusive brand products, improved presentations and a strengthened Flex Rewards loyalty card program.

•	Modernizing our store locations through innovative store renovations, new interior and exterior design graphics and décor.

For 2010, our Prescription for Change imperatives include increasing average sales per transaction for our front-end business and increasing the number of average prescriptions filled per store for our pharmacy operations. In addition, we will continue to focus on improving the total shopping experience for our customers because we believe that our customer service orientation and Flex Rewards Loyalty Card program provide a convenient and value-oriented shopping experience for our customers and help to build customer loyalty.

Our Stores

As of December 26, 2009, we operated 257 stores, compared to 251 stores at December 27, 2008 and 242 stores at December 29, 2007. The following table provides our store openings and closings for each fiscal year in the three year period ended December 26, 2009.

	Fiscal Year Ended
	December 26, 2009	December 27, 2008	December 29, 2007
Store locations, beginning of year	251	242	248
Store openings	10	15	10
Store closings	(4)	(6)	(16)

Store locations, end of year	257	251	242

In 2009, we opened three new stores in Manhattan and seven in the densely populated outer boroughs of New York City. As of December 26, 2009, approximately 59% of our stores were in Manhattan, 32% were in the outer boroughs of New York City and 9% were located outside New York City. At December 26, 2009, we occupied approximately 1.8 million square feet of retail space, an increase of approximately 3.5% compared to the end of fiscal 2008. Approximately 39% of the stores we operated at December 26, 2009 had been opened since the beginning of fiscal 2002.

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

Company Operations

Front-End Merchandising

To achieve our brand vision of New York Living Made Easy, our front-end merchandising strategy focuses on providing customers with a wide selection of competitively priced products in convenient and customer-friendly presentations. We offer a variety of brand name and private label health and beauty care products, including over-the-counter items, food and beverage items, including fresh sandwiches and salads, cosmetics, greeting cards and housewares. We further complement our front-end product offerings with additional customer services such as ATMs, sales of lottery tickets and postage stamps, DVD movie rental kiosks, money transfer services and acceptance of food stamps and other government-sponsored benefits. In addition, on-site digital photofinishing services are available in 87 of our store locations as of December 26, 2009.

The growth of our private label offerings plays an important role in our front-end merchandising strategy. Private label products provide customers with high-quality and lower priced alternatives to brand name products, while generating generally higher gross profit margins than brand name products. Private label offerings also enhance our reputation as a value-oriented retailer, build customer loyalty and allow us to differentiate ourselves from competitors. During the third quarter of 2009, we successfully re-launched many of our private label household and value brands. In addition, we introduced “DR Delish”, our new exclusive brand for food and beverages. We also offer our own private label products under various other names including “5th Avenue”, “Apt. 5”, “Christmas in New York” and “Duane Reade.” In fiscal 2009, our private label products accounted for approximately 10.4% of front-end sales.

Health and beauty care products represent our highest volume product categories within front-end sales. To further enhance our health and beauty offerings, we operate Skin Wellness Centers in 44 store locations as of December 26, 2009. Our Skin Wellness Centers are staffed by trained beauty advisors and offer our customers a wide range of skin care brands. In 2009, we also introduced our customers to the “Look Boutique,” our first upscale beauty department.

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

Sales of prescription medications are expected to experience long-term growth trends attributable to the aging population, new drug discoveries, and increased use of quality of life prescription products. Increased prescription coverage through various private and government sponsored plans such as the Medicare Part D program as well as other favorable demographic trends are expected to result in continued growth for all aspects of this business. Sales of prescription drugs represented 46.7% of net sales in 2009, compared to 46.1% of net sales in 2008 and 46.0% of net sales in 2007.

An ongoing trend in our pharmacy business has been the utilization of generic prescription drugs in lieu of their branded equivalents when filling a prescription. The number of generic prescriptions filled represented 62.3% of total prescriptions filled in 2009 as compared to 59.6% of total prescriptions filled in 2008 and 55.7% of total prescriptions filled in 2007. While the increase in the percentage of generic prescriptions filled reduces the rate of pharmacy sales growth overall, it increases our profitability per prescription filled since generic prescriptions are generally purchased at a lower cost than their branded equivalents. We also continue to emphasize the value of using generic products to our customers since generic prescriptions typically have a lower retail price to the customer.

The retail drugstore industry relies significantly on third party payors. The percentage of our total prescription drug sales covered by third party plans, which include government-paid plans, increased to approximately 94.2% in 2009, as compared to approximately 93.4% in 2008 and approximately 93.0% in 2007. Third party payors, including the Medicare Part D plans and the state sponsored Medicaid agencies, at times change the eligibility requirements of participants or reduce certain reimbursement rates. These evaluations and resulting changes and reductions are expected to continue. When third party payors, including the Medicare Part D program and state sponsored Medicaid agencies, reduce the number of participants or reduce their reimbursement rates, sales and margins in the industry could be reduced, and profitability of the industry could be adversely affected. These possible adverse effects can be offset by controlling expenses, dispensing more higher margin generics and dispensing more prescriptions overall. For more information regarding regulations governing third-party plan reimbursements, see “Government Regulation—Medicare, Medicaid and Third-Party Payors.”

In addition to the trends and risks discussed above, our pharmacy business is subject to many of the trends and risks in the healthcare industry, including changes in reimbursement levels for certain prescription drugs, healthcare reform and enforcement initiatives sponsored by federal, state and local governments, our ability at attract and retain highly skilled and qualified pharmacists. These trends and risks are described in greater detail under “Item 1A. Risk Factors.” Previous factors that have influenced our pharmacy sales are the level of third party plan co-payments, publicity surrounding certain medications, conversion of certain prescription drugs to over-the-counter status and increased mail-order and internet-based penetration.

Our pharmacies are linked by a central computer system that makes central patient records available in real time, so that our customers can fill prescriptions at any of our pharmacies. The system provides customers with a broad range of services, including concurrent, prospective and retrospective drug reviews. Our pharmacy computer network profiles customer medical and other relevant information, supplies customers with information concerning their drug purchases for income tax and insurance purposes and prepares prescription labels and receipts. The computer network also expedites transactions with third party plans by electronically transmitting prescription information directly to the third party plan and providing on-line adjudication. At the time of sale, on-line adjudication confirms customer eligibility, prescription coverage, pricing and co-payment requirements and automatically bills the respective plan. On-line adjudication also reduces losses from rejected claims and eliminates a portion of our administrative burden related to the billing and collection of receivables and related costs.

In 2007, Consumer Health Services, Inc. launched DR Walk-in Medical Care. These sites are designed to provide customers with convenient access to high-quality, urgent and non-emergency medical services at affordable prices, with the option to see on-site physicians on a walk-in basis for immediate examination and treatment. As of December 26, 2009, we had four of these DR Walk-in Medical Care centers in our stores and believe these services enhance our convenience image, promote stronger customer loyalty and assist us in addressing the wellness needs of our customers. A fifth DR Walk-in Medical Care center opened in our stores in February 2010.

Internet

Our interactive website, www.duanereade.com, is a convenient and efficient means that customers may use to access our Duane Reade ePharmacy. Customers can register to have access to view their prescription records, print insurance and tax reports, order refills, order new prescription and transfers, access drug information and ask our pharmacists a question.

Our website also allows our customers to:

•	View our latest circular and company information.

•	Obtain information about our customer loyalty program and our Flex Rewards card.

•	Locate a Duane Reade near them.

•	Submit digital photos for processing.

•	Place orders for contact lenses.

Our strategy has been to develop the website as an additional vehicle to deliver superior customer service, enhance our brand recognition and to supplement our convenient store locations. We believe www.duanereade.com provides one more important touch point to provide pharmacy services as well as allowing customers to contact us though the internet.

Store Operations

Our stores range in size from under 500 to approximately 12,700 square feet, with an average of approximately 6,839 square feet of selling space per store as of December 26, 2009. Our stores are designed to facilitate customer convenience. During 2008, we undertook an initiative to modernize our store locations through several store renovations, new interior and exterior design graphics and décor. We opened ten new stores in fiscal 2009, 15 new stores in fiscal 2008 and ten new stores in fiscal 2007. Several of our 2008 store openings and all of our 2009 store openings reflect these new store design concepts.

We establish each store’s hours of operation in an attempt to best serve customer traffic patterns and purchasing habits. Approximately one third of our store locations are open 24 hours. Most stores in Manhattan’s business districts are generally open six days per week. In residential and certain business/shopping districts, most stores are open seven days per week, with a heavy emphasis on convenient, early morning openings and late evening closings. We intend to continue to identify stores where we believe extended operating hours would improve customer service and convenience and contribute to our profitability. Many of our stores offer delivery services as an added customer convenience. Customers can arrange for delivery via phone, fax or internet. Each store is supervised by a store manager and one or more assistant store managers. Our stores are supplied up to five times per week from our two warehouses which enables us to maintain a high in-stock position, maximizes store selling space and minimizes our inventory investment per store.

Purchasing and Distribution

In total, we purchase from over 1,000 vendors and believe that there are ample sources of supply for the merchandise we currently sell. We distribute approximately 84% of our non-pharmacy merchandise through our warehouses and receive direct-to-store deliveries for approximately 16% of our non-pharmacy purchases. Direct-to-store deliveries are made primarily for greeting cards, convenience foods, beverages and various categories of general merchandise.

We generally purchase prescription medications under long-term supply agreements. Approximately $30 million of our pharmacy inventory at December 26, 2009 was shipped directly to our stores on a consignment basis.

Advertising and Promotion

We advertise for our stores in a number of traditional and non-traditional ways. We use circulars, direct mail, subway and bus advertising, the internet and electronic indoor and outdoor advertising which highlight promotional items, special service offerings and programs. In early November 2009, we introduced a new marketing vehicle dubbed “The Duane Reader,” a 20-page magazine which offers readers hundreds of new products, bargains, historical New York facts and tips on living in New York. To further promote our brand within our trade area, we provide customers with distinctive shopping bags bearing our Duane Reade logo.

Our Duane Reade Dollar Rewards program was the first loyalty card program in the U.S. chain drug store industry. Approximately half of our front-end sales are attributable to customers who used the loyalty card in fiscal 2009. On January 16, 2010, we announced the launch of Duane Reade FlexRewards, a new, easier-to-use customer rewards program that replaces our previous Dollar Rewards program. The FlexRewards program will offer members lower prices, more opportunities to earn points, more control over how and when they can spend their rewards, and a much easier and rewarding experience overall. The new Duane Reade FlexRewards program will provide our customers with the ability to benefit from more reward opportunities than before.

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

Competition

Our stores compete on the basis of convenience of location and store layout, product mix, selection, customer service and price. The New York City drugstore market is highly fragmented due to the complexities and costs of doing business in the most densely populated area of the country. We tailor our store format to meet all of these requirements, which has proven successful in the business and residential neighborhoods of Manhattan, the outer boroughs and surrounding areas. Currently, we have the largest market share in New York City compared to our chain drug competitors in the drugstore business. Our primary competition comes from the independent pharmacies located in New York City, as well as stores operated by major drugstore chains including CVS, Rite Aid and Walgreens. We believe that we have significant competitive advantages over independent drugstores in New York City. These include purchasing economies of scale, two strategically located warehouses that minimize store inventory and maximize selling space, a broad line of in-stock, brand name merchandise, the ability to offer a broad range of value-oriented private label products and a convenient store format. Against major drug chain competition, we enjoy the advantages of strategically located warehouses, a larger number of convenient locations and greater experience operating stores in the New York greater metropolitan area. In addition to competition from the drugstore chains named above, our pharmacy business also competes with hospitals, health maintenance organizations and foreign imports. We also compete with other classes of retail trade, including supermarkets and mass merchants.

An adverse trend for drugstore retailing has been the growth in mail-order and internet-based prescription processors. These prescription distribution methods have grown in market share relative to drugstores as a result of the rapid rise in drug costs experienced in recent years. Mail-order prescription distribution methods have been perceived by many employers and insurers as being less costly than traditional distribution methods and have been mandated by an increasing number of third party pharmacy benefit managers, many of which also own and manage mail-order distribution operations. In addition to these forms of mail-order distribution, there have also been an increasing number of internet-based prescription distributors that specialize in offering certain high demand lifestyle drugs at deeply discounted prices. A number of these internet-based distributors operate outside the reach of regulations that govern other drug retailers. Competition from foreign imports has also created volume and pricing pressure. Imports from foreign countries may increase further if recently introduced legislation seeking to legalize the importation of drugs from foreign countries is eventually enacted. We believe these alternate distribution channels have acted to restrain the rate of sales growth for traditional chain drug retailers in the last several years.

Since 1996, the national market share of prescription drug sales attributable to drugstore chains have remained flat at approximately 40%, while industry data shows the mail-order market share increasing from approximately 12% in 1996 to a current market share of approximately 22%. We expect the increase in market share for mail-order to continue, which will continue to restrain growth for market participants and cause negative pricing pressure. While mail-order market share is expected to continue to increase, we believe that the use of mail-order is limited due to the time delay associated with mail-order sales, which limits the ability of customers to use this channel to obtain drugs to treat acute conditions. Approximately 56% of our new prescriptions are for acute cases. Further, we believe the cost savings associated with mail-order prescriptions are generally achieved through large volume orders, and typically orders of less than a 90-day supply will cost the same or more than a retail purchase.

Government Regulation

Our business is subject to extensive federal, state and local regulations. These regulations cover required qualifications, day to day operations, reimbursement and documentation of activities. We continuously monitor the effects of regulatory activity on our pharmacy and non-pharmacy related operations.

Licensure and Registration Laws

New York and New Jersey require that companies operating a pharmacy within the state be licensed by the state board of pharmacy. We currently have pharmacy licenses for each pharmacy we operate in New York and New Jersey. Pharmacists who provide services on our behalf are required to obtain and maintain professional licenses and are subject to state regulations regarding professional standards of conduct. Each of our pharmacists located in New York is required to be licensed by the State of New York. The State of New Jersey requires the pharmacists employed at our stores in New Jersey to be licensed in New Jersey. Our pharmacists are also subject to Medicare and Medicaid regulations and requirements.

Failure to comply with licensure and registration laws could subject us and our employees to disciplinary action including fines, suspensions and/or revocations.

Medicare, Medicaid and Third-party Payors

The retail drugstore industry relies significantly on third party payors, and the pharmacy business operates under regulatory and cost containment pressures from federal and state legislation primarily affecting Medicaid and, to a lesser extent, Medicare. We receive reimbursement from government sponsored third party plans, including Medicaid and Medicare, non-government third party plans such as managed care organizations and also directly from individuals (i.e. private-pay). The percentage of our total prescription drug sales covered by third party plans, which include government-paid plans, increased to approximately 94.2% in 2009, as compared to approximately 93.4% in 2008 and approximately 93.0% in 2007. Third party payors, including the Medicare Part D plans and the state sponsored Medicaid agencies, at times change the eligibility requirements of participants or reduce certain reimbursement rates. These evaluations and resulting changes and reductions are expected to continue. When third party payors, including the Medicare Part D program and state sponsored Medicaid agencies, reduce the number of participants or reduce their reimbursement rates, sales and margins in the industry could be reduced, and profitability of the industry could be adversely affected. These possible adverse effects can be offset by controlling expenses, dispensing more higher margin generics and dispensing more prescriptions overall.

For the 2009 fiscal year, our pharmacy payer mix, as a percentage of total prescription sales, was approximately 64.5% managed care organizations, 29.7% Medicaid/Medicare and 5.8% private-pay. Pricing for private-pay patients is based on prevailing regional market rates. However, federal laws and regulations contain a variety of requirements relating to the reimbursement and furnishing of prescription drugs under Medicaid. First, states are given authority, subject to applicable standards, to limit or specify conditions for the coverage of some drugs. Second, as discussed below, federal Medicaid law establishes standards for pharmacy practice, including patient counseling and drug utilization review. Third, federal regulations impose reimbursement requirements for prescription drugs furnished to Medicaid beneficiaries. Prescription drug benefits under Medicare are paid pursuant to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (P.L. 108-173), or the Medicare Modernization Act. In addition to requirements mandated by federal law, individual states have substantial discretion in determining administrative, coverage, eligibility and reimbursement policies under their respective state Medicaid programs that may affect our pharmacy operations.

The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, executive orders and freezes and funding restrictions, all of which may significantly impact our pharmacy operations. We cannot assure you that payments for pharmaceuticals under the Medicare and Medicaid programs will continue to be based on current methodologies or even remain similar to present levels. We may be subject to rate reductions as a result of federal or state budgetary constraints or legislative or other changes related to the Medicare and Medicaid programs including, but not limited to, the Medicare Part D drug benefit. Over the past several years, New York State has reduced Medicaid and Elderly Pharmaceutical Insurance Coverage (EPIC) prescription reimbursement rates, adversely impacting our pharmacy sales and profitability. Under the New York State Medicaid program, reimbursement for multiple source prescription drugs for which an upper limit has been set by the Center for Medicare and Medicaid Services (“CMS”) will be an amount equal to the specific upper limit set by CMS. For a multiple source prescription drug or a brand-name prescription drug for which CMS has not set a specific upper limit, the lower of the estimated acquisition cost of such drug to pharmacies or the dispensing pharmacy’s usual and customary price charged to the general public will be applied. Under the Medicaid guidelines, providers cannot refuse to dispense prescriptions to Medicaid recipients who claim they do not have the means to pay the required co-payments. Most Medicaid recipients do in fact decline to make the co-payments resulting in the requirement for the provider to absorb this cost.

In July 2007, CMS issued a final rule that may negatively affect our level of reimbursements for certain generic drugs by setting an upper limit on the amount of reimbursement for such drugs based on the “Average Manufacturer Price.” As a result of a lawsuit brought by the National Association of Chain Drug Stores and the National Community Pharmacists Association to challenge the implementation of the new rule, a federal court temporarily enjoined the implementation of the new rule pending the outcome of the lawsuit and the lawsuit remains pending. In July 2008, Congress enacted H.R. 6331, the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”). Former President Bush subsequently vetoed MIPPA and, on July 15, 2008, Congress overrode the veto. MIPPA has delayed the implementation of the use of Average Manufacturer Price with respect to payments made by State Medicaid Plans for multiple source generic drugs. MIPPA also prohibited the Secretary of Health and Human Services from making public any Average Manufacturer Price information that was previously disclosed to the Secretary of Health and Human Services.

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

In January 2008, the court denied approval of the First Data Bank and Medi-Span settlements as proposed. Subsequently, new settlement agreements were submitted to the court. On March 17, 2009, the court issued an order approving the revised settlements. Some parties appealed the court’s ruling. On September 3, 2009, the United States Court of Appeals for the First Circuit affirmed the decision of the District Court approving the settlements. Pursuant to the settlements, as approved, First Data Bank and Medi-Span have agreed to reduce the reported AWP for certain drugs by four percent. Separately, and not pursuant to the settlement agreements, First Data Bank and Medi-Span have indicated that they will also reduce the reported AWP for a large number of additional drugs not covered by the settlement agreements and that they intend to discontinue the reporting of AWP in the future. The settlement agreements became effective on September 26, 2009.

A number of contracts with third-party plans contain provisions that allow us to adjust our pricing to maintain the relative economics of the contract in light of a change in AWP methodology. Most of our contracts with both private and governmental plans also include provisions that allow us to terminate the contracts unilaterally, either because parties cannot renegotiate our pricing to account for the change in AWP methodology or for any reason upon 30 to 90 days’ notice. While we have negotiated with many of the various governmental and non-governmental third-party plans for adjustments relating to the expected changes to AWP, the New York State Legislature is currently considering legislation that would modify the formula upon which New York Medicaid bases its reimbursement rates, which, if passed, will move pharmacy reimbursement rates with respect to Medicaid at or near the pre-settlement levels. However, at this time there is no assurance that this legislation would be ultimately passed by the New York State Legislature or if passed, will be in its current form. In late September 2009, New York Medicaid began to implement the AWP reductions. Although there is some uncertainty due to the pending legislation at the New York State Legislature, our fiscal 2009 results were adversely impacted by approximately $1.0 million as a result of the New York Medicaid AWP reimbursement reductions and we expect an impact of approximately $4.0 million in fiscal 2010 unless the reimbursement rates are adjusted to offset the AWP impact.

The current economic conditions may result in additional reductions in New York Medicaid prescription reimbursements. The upcoming budget proposals for New York State are expected include reductions in the reimbursements for pharmacies in the Medicaid and EPIC programs. The State of New Jersey is expected to propose Medicaid reductions in their upcoming budget proposals. Although neither state has approved their final budget proposals, we believe it is highly likely that there will ultimately be further reductions in reimbursements.

In an effort to offset some of the adverse effects from the trends discussed above, there has been an intensified effort on the part of retailers to support increased utilization of lower priced but higher margin generic prescriptions in place of branded medications. New generic drug introductions have also enabled retailers to increase the proportion of generic prescriptions to total prescriptions dispensed. In the past, improved generic utilization rates as well as a combination of direct purchases and contractual wholesaler purchases have enabled us to partially offset the adverse margin impact of Medicare Part D and reduced state Medicaid reimbursement rates. In addition, we believe that the higher volume of pharmacy sales to third party plan customers help to offset the related lower profitability and allows us to leverage other fixed store operating expenses. We believe that increased third party plan sales also generate additional general merchandise sales by increasing customer traffic in our stores. As of December 26, 2009, we had contracts with virtually all major third party plans in our market areas.

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

In April 2007, former New York State Governor Elliot Spitzer signed legislation implementing the Health and Mental Hygiene Budget for the 2007-2008 fiscal year. New York State’s False Claims Act was included within that legislation. The New York State False Claims Act is modeled after the federal False Claims Act. The New York State False Claims Act provides that a false claim can result in civil penalties between $6,000 to $12,000 per claim and possible treble damages. In addition, the New York State Medicaid Inspector General James G. Sheehan has announced the commencement of an aggressive audit program targeting Medicaid payments to New York State retail pharmacies. The New Jersey Health Care Claims Fraud Act (N.J.S.A. 2C:21-4.2, et seq.) prohibits the filing of false or misleading claims for payment for health care services and imposes penalties including imprisonment and fines of five times the amount of the claim or more. Section 6031 of the Deficit Reduction Act of 2005 and Section 1901 of the Social Security Act provide a financial incentive for states to enact false claims acts that establish liability to the state for the submission of false or fraudulent claims to the state’s Medicaid program.

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

Drug Utilization Review

The Omnibus Budget Reconciliation Act of 1990, or OBRA 90, establishes a number of regulations regarding state Medicaid prescription drug benefits. Although OBRA 90 primarily focuses on drug manufacturers’ obligations to provide drug rebates under state-administered Medicaid programs, it also requires states to create drug utilization review, or DUR, requirements in order to combat fraud, abuse, gross overuse and inappropriate or medically unnecessary care as well as to educate patients about potential adverse reactions. DUR requires pharmacists to discuss with patients relevant information in connection with dispensing drugs to patients. This information may include the name and description of the medication, route and dosage form of the drug therapy, special directions and precautions for patients, side effects, storage, refill and actions to be taken upon a missed dosage. Under DUR requirements, pharmacists are also required to make a reasonable effort to obtain the patient’s identification information, medical history and drug reaction history and to keep notes relevant to an individual’s drug therapy. We believe our pharmacists provide the required drug use consultation with our customers.

Healthcare Information Practices

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, sets forth standards for electronic transactions; unique provider, employer, health plan and patient identifiers; security and electronic signatures as well as privacy protections relating to the exchange of individually identifiable health information. The Department of Health and Human Services, or DHHS, has released several rules mandating compliance with the standards set forth under HIPAA. We believe our pharmacies initially achieved compliance with DHHS’s standards governing the privacy of individually identifiable health information that became effective on April 14, 2003 and with DHHS’s standards governing the security of electronically stored health information that became effective on April 20, 2005. In addition, we have implemented the uniform standards governing common healthcare transactions by the required compliance date of October 16, 2003. Finally, management has taken or will continue to take all necessary steps to achieve and maintain compliance with the HIPAA standards mentioned above and with other HIPAA rules as applicable, including the standard unique employer identifier rule, the standard health care provider identifier rule and the enforcement rule.

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

Healthcare Reform and Federal Budget Legislation

In recent years, Congress has passed a number of federal laws that have created major changes in the healthcare system. In December 2000, the Medicare, Medicaid and SCHIP (State Children’s Health Insurance Program) Benefits Improvement and Protection Act of 2000, or BIPA, was signed into law. Generally, BIPA addressed attempts to modify the calculation of average wholesale prices of drugs, or AWPs, upon which Medicare and Medicaid pharmacy reimbursement has been based. The federal government has been actively investigating whether pharmaceutical manufacturers have been improperly manipulating average wholesale prices, and several pharmaceutical manufacturers have paid significant civil and criminal penalties to resolve litigation relating to allegedly improper practices affecting AWP. In October 2006, in connection with a class action filed in the United States District Court for the District of Massachusetts, First Data Bank, which is one of two primary sources of AWP price reporting, announced that it had entered into a settlement agreement related to its reporting of average wholesale prices, subject to final court approval. Under the terms of the proposed settlement agreement, First Data Bank agreed to reduce the reported AWP of certain drugs by four percent and to discontinue the publishing of AWP at a future time. In May 2007, in connection with a separate class action filed in the same court, Medi-Span, the other primary source of average wholesale price reporting, entered into a similar settlement agreement, also subject to final court approval.

In January 2008, the court denied approval of the First Data Bank and Medi-Span settlements as proposed. Subsequently, new settlement agreements were submitted to the court. On March 17, 2009, the court issued an order approving the revised settlements. Some parties appealed the court’s ruling. On September 3, 2009, the United States Court of Appeals for the First Circuit affirmed the decision of the District Court approving the settlements. Pursuant to the settlements, as approved, First Data Bank and Medi-Span have agreed to reduce the reported AWP for certain drugs by four percent. Separately, and not pursuant to the settlement agreements, First Data Bank and Medi-Span have indicated that they will also reduce the reported AWP for a large number of additional drugs not covered by the settlement agreements and that they intend to discontinue the reporting of AWP in the future. The settlement agreements became effective on September 26, 2009.

A number of contracts with third-party plans contain provisions that allow us to adjust our pricing to maintain the relative economics of the contract in light of a change in AWP methodology. Most of our contracts with both private and governmental plans also include provisions that allow us to terminate the contracts unilaterally, either because parties cannot renegotiate our pricing to account for the change in AWP methodology or for any reason upon 30 to 90 days’ notice. While we have negotiated with many of the various governmental and non-governmental third-party plans for adjustments relating to the expected changes to AWP, the New York State Legislature is currently considering legislation that would modify the formula upon which New York Medicaid bases its reimbursement rates, which, if passed, will move pharmacy reimbursement rates with respect to Medicaid at or near the pre-settlement levels. However, at this time there is no assurance that this legislation would be ultimately passed by the New York State Legislature or if passed, will be in its current form. In late September 2009, New York Medicaid began to implement the AWP reductions. Although there is some uncertainty due to the pending legislation at the New York State Legislature, our fiscal 2009 results were adversely impacted by approximately $1.0 million as a result of the New York Medicaid AWP reimbursement reductions and we expect an impact of approximately $4.0 million in fiscal 2010 unless the reimbursement rates are adjusted to offset the AWP impact.

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

The Deficit Reduction Act of 2005 requires the Secretary of the United States Department of Health and Human Services to provide average manufacturer price data to the states on a monthly basis beginning July 1, 2006. On July 17, 2007, CMS issued a final rule that implemented the provisions of the Deficit Reduction Act with respect to prescription drug reimbursement under the Medicaid program. This rule defined the terms “average manufacturer price” and “best price”. It specifies the items that must be included and excluded in the calculation of each term. This rule became effective on October 1, 2007. The rule also implemented the Deficit Reduction Act provision establishing a new reimbursement formula for generic drugs under Medicaid and establishes federal upper limits for generics based on 250% of the lowest AMP in a given drug class. In November 2007, the National Association of Chain Drug Stores and the National Community Pharmacists Association filed a lawsuit in federal court seeking to enjoin the implementation of the proposed AMP reimbursement rules. On December 19, 2007, the United States District Court for the District of Columbia granted a preliminary injunction enjoining CMS from implementing the proposed AMP reimbursement rules. The preliminary injunction remains in place. However, it is uncertain at this time whether HHS and CMS will revise and reissue the AMP reimbursement rules and what impact, if any, the revised and reissued rules, if any, will have on us.

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

Minimum Wage Requirements

We are impacted by legislation to increase the minimum hourly wages. New York State increased the minimum hourly wage from $5.15 to $6.00 on January 1, 2005, to $6.75 on January 1, 2006, and again to $7.15 on January 1, 2007. New Jersey increased the minimum hourly wage from $5.15 to $6.15 on October 1, 2005 and again to $7.15 on October 1, 2006. In addition, the federal minimum hourly wage increased to $7.25 in July 2009. As a result, both New York State and New Jersey have increased their minimum hourly wage to $7.25 effective July 24, 2009. While these increases have impacted our cost of labor, we have, and believe we can continue to, offset a significant portion of these cost increases through initiatives designed to further improve our labor efficiency.

Employees

As of December 26, 2009, approximately 5,200 of our approximately 7,000 employees were represented by various labor unions and were covered by collective bargaining agreements. Pursuant to the terms of the collective bargaining agreements covering these employees, we are required, in some instances, to pay specified increases in salary and benefits contributions relating to the member employees. We do not believe that these increases will have a material impact on our liquidity or results of operations. Our collective bargaining agreements with the RWDSU/Local 338 and Local 340A unions, who, on a combined basis represent approximately 4,700 of the employees in all of our stores, will expire on December 31, 2012.

Approximately 500 of our employees in our two distribution centers in Maspeth, Queens, NY and North Bergen, NJ are represented by Local 210, International Brotherhood of Teamsters, Chauffeurs and Warehousemen, under a collective bargaining agreement that expires on August 31, 2011.

Intellectual Property

We hold a number of registered and unregistered trademarks. Trademarks we have registered with the United States Trademark Office include the name “Duane Reade;” the distinctive “DR” logo; “DR Express,” and its associated logo; “Christmas in

New York;” “Fifth Avenue Preferred;” “Color for the City;” the logo “Performance Script Network;” “Skin Wellness Center;”

“Rock Bottom” and its associated logo, “We Pledge” with the Duane Reade logo and “New York Living Made Easy.”

We have applications currently pending before the United States Trademark Office to register our trademarks “Apt. 5,”

“DR Delish,” “City Chic,” “Duane Reade DRC Diabetes Resource Center,” with its associated logo; “LOOKboutique,” “How I Feel,” “How I Look” and “What I Need Now.”

Available Information

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

The following risk factors should be read carefully in connection with evaluating us and this annual report on Form 10-K. Certain statements in this “Risk Factors” section are forward-looking statements. See Special Note Regarding “Forward-Looking Statements” above.

Risks Related to Our Business

We face a high level of competition in our markets.

We operate in highly competitive markets. In the New York greater metropolitan area, we compete against national, regional and local drugstore chains, discount drugstores, supermarkets, combination food and drugstores, discount general merchandise stores, mass merchandisers, independent drugstores and local merchants. Major chain competitors in the New York greater metropolitan area include CVS, Rite Aid and Walgreens. In addition, other chain stores may enter the New York greater metropolitan area and become significant competitors in the future. Many of our competitors have greater financial and other resources than we do. Currently, we have the largest market share in the New York metropolitan area compared to our competitors in the drugstore business. If any of our current competitors, or new competitors, were to devote significant resources to enhancing or establishing an increased presence in the New York greater metropolitan area, they could make it difficult for us to maintain or grow our market share or maintain our margins, and our advertising and promotional costs could increase. This competition could materially adversely affect our results of operations and financial condition in the future. In addition to competition from the drugstore chains named above, our pharmacy business also competes with hospitals, health maintenance organizations and foreign imports.

Another adverse trend for drugstore retailing has been the growth in mail-order and internet-based prescription processors. These prescription distribution methods have grown in market share relative to drugstores as a result of the rapid rise in drug costs experienced in recent years. Mail-order prescription distribution methods have been perceived by employers and insurers as being less costly than traditional distribution methods and are being mandated by a number of third party pharmacy benefit managers, many of which also own and manage mail-order distribution operations, as well as a number of employers and unions. In addition to these forms of mail-order distribution, there have also been an increasing number of internet-based prescription distributors that specialize in offering certain high demand lifestyle drugs at deeply discounted prices. A number of these internet-based distributors operate outside the reach of regulations that govern other drug retailers. Competition from foreign imports has also created volume and pricing pressure. Imports from foreign countries may increase further if recently introduced legislation seeking to legalize the importation of drugs from foreign countries is eventually enacted. These alternate distribution channels have acted to restrain the rate of sales growth for traditional chain drug retailers in the last several years.

We operate in a concentrated region and, as a result, our business is significantly influenced by the economic conditions and other characteristics of the New York greater metropolitan area.

Substantially all of our stores are located in the greater New York metropolitan area. In addition, in a number of respects, the current economic downturn can affect retailers disproportionately, as consumers may prioritize reductions in discretionary spending on consumer goods in response to the deterioration of the economy. As a result, we are sensitive to, and our success will be substantially affected by, economic conditions and other factors affecting this region, such as the regulatory environment, unemployment levels, cost of energy, real estate, insurance, taxes and rent, weather, demographics, the availability of labor, financial markets and geopolitical factors such as terrorism. We cannot predict economic conditions in this region. During the 1990s, the New York City economy grew substantially, and our business benefited from this high rate of economic growth. As a result of the economic recession and the terrorist attack on the World Trade Center in September 2001, however, the New York City economy was materially and adversely affected. In the latter half of 2008 and the beginning of 2009, economic conditions worsened considerably and the level of national economic activity as measured by a number of recent key economic indicators has shown that the economy entered into a recession in 2008. It may be some time before the economy recovers completely. The New York City economy may be particularly slow to recover because of difficulties in the financial services industry and job losses associated with such difficulties. Furthermore, to the extent that personal disposable income declines as a result of rising unemployment, higher taxes, reduced bonus income, falling housing prices, higher consumer debt levels, increased energy costs or other macroeconomic factors, we could experience reduced profitability, lower sales (particularly in front-end merchandise) and increased levels of inventory shrink.

Our sales and profitability have in the past been affected by events and other factors that affect New York City. Examples include smoking-ban legislation, the August 2003 Northeast power blackout, and significant non-recurring increases in real estate taxes and insurance costs. We have continued to experience cost pressures from increases in minimum wage rates. Any increases in federal taxes or in city or state taxes in New York City or the Tri-State Area resulting from state or local government budget deficits may further reduce consumers’ disposable income, which could have a further negative impact on our business. Any other unforeseen events or circumstances that affect the New York City metropolitan area could also materially adversely affect our revenues and profitability.

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

The financial services industry, which is highly concentrated in the New York City marketplace, experienced significant difficulties during 2008 and 2009. During 2008 and for portions of 2009, the global capital and credit markets experienced a period of unprecedented turmoil and upheaval, characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. These conditions have adversely affected the demand for our products and services and, therefore, reduced purchases by our customers, which have negatively affected our revenue growth and caused a decrease in our profitability. In addition, reduced consumer spending may drive us and our competitors to offer additional products at promotional prices, which would have a negative impact on our operations. A continued softening in consumer sales may adversely affect our industry, business and results of operations.

In addition, interest rate fluctuations, financial market volatility or credit market disruptions may limit our access to capital and may also negatively affect our customers’ and our vendors’ ability to obtain credit to finance their businesses on acceptable terms. As a result, our customers’ needs and ability to purchase our products may decrease, and our vendors may increase their prices, reduce their output or change their terms of sale. If our third party providers’ or vendors’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, our third party providers may not be able to pay, or may delay payment of, accounts receivable owed to us, and our vendors may restrict credit or impose different payment terms. Any inability of customers to pay us for our products, or any demands by vendors for different payment terms, may adversely affect our operations and cash flow.

Declining economic conditions may also increase our costs. If the economic conditions do not improve or continue to deteriorate, our results of operations or financial condition could be adversely affected.

We require a significant amount of cash flow from operations and third party financing to pay our indebtedness, to execute our business plan and to fund our other liquidity needs.

We may not be able to generate sufficient cash flow from operations, our suppliers may not continue to extend us normal trade payments terms, and future borrowings may not be available to us under our asset-based revolving loan facility or otherwise in an amount we will need to pay our indebtedness, to execute our business plan or to fund our other liquidity needs. We spent $64.4 million in 2009 on capital expenditures, lease acquisitions, pharmacy customer file acquisitions and other capital items. We also require working capital to support inventory for our existing stores. In addition, we may need to refinance some or all of our indebtedness, including indebtedness under our asset-based revolving loan facility, our senior subordinated notes due 2011 and our senior secured notes due 2015, or our redeemable preferred stock at or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. Failure to generate or raise sufficient funds may require us to modify, delay or abandon some of our future business initiatives or expenditure plans.

Our operations are subject to trends in the healthcare industry.

Pharmacy sales, which typically generate lower margins than front-end sales, represent a significant percentage of our total sales. Pharmacy sales, including resales of certain retail inventory, accounted for approximately 46.7% of total sales in the fiscal year ended December 26, 2009, approximately 46.1% of total sales in the fiscal year ended December 27, 2008 and approximately 46.0% of total sales in the fiscal year ended December 29, 2007. Pharmacy sales are also subject to increasing margin pressure, as managed care organizations, insurance companies, government funded programs, employers and other third party payers, which collectively we call third party plans, have become prevalent in the New York greater metropolitan area and as these plans continue to seek cost containment. Also, any substantial delays in reimbursement or significant reduction in coverage or payment rates from third party plans may have a material adverse effect on our business. In addition, a number of employers are now requiring participants in their plans to obtain some of their prescription drugs, especially those for non-acute conditions, through mail-order providers. Medicare Part D benefits for senior citizens that became available in January 2006 resulted in lower reimbursement rates and lower profitability than the non-third party and state Medicaid reimbursement rates they replaced. These factors and other factors related to pharmacy sales described below may have a negative impact on our pharmacy sales in the future. See the risk factor “We face a high level of competition in our markets” for further discussion on drugstore retail trends. Sales to third party prescription plans, which include government-paid plans, represented 94.2% of our prescription drug sales for the fiscal year ended December 26, 2009, 93.4% of our prescription drug sales for the fiscal year ended December 27, 2008 and 93.0% of our prescription drug sales for the fiscal year ended December 29, 2007.

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

Changes in reimbursement levels for certain prescription drugs continue to reduce the profitability of our on pharmacy business and could have a material adverse effect on our overall performance.

During the fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007, we were wholly or partially reimbursed by third party plans for approximately 94.2%, 93.4% and 93.0%, respectively, of the prescription drugs that we sold. The percentage of prescription sales reimbursed by third party plans has been increasing, and we expect that percentage to continue to increase. Prescription sales reimbursed by third party plans, including Medicare and Medicaid plans, have lower reimbursement rates than other pharmacy sales. Third party plans may not increase reimbursement rates sufficiently to offset expected increases in prescription acquisition costs, thereby reducing the profitability of our pharmacy business and adversely affecting our overall performance. In addition, continued increases in co-payments by third party plans may result in decreases in drug usage.

In particular, Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective reimbursement rate adjustments, administrative rulings, executive orders and freezes and funding restrictions, all of which may significantly impact our pharmacy operations. For the 2009 fiscal year, approximately 29.7% of our total prescription sales were paid for by Medicaid or Medicare. Over the last several years, a number of states experiencing budget deficits have moved to reduce Medicaid prescription reimbursement rates. Over the past several years, New York State reduced Medicaid and EPIC prescription reimbursement rates, adversely impacting our pharmacy operations. Under the New York State Medicaid Program, reimbursement for a multiple source prescription drug for which a federal upper limit has been set by CMS will be in an amount equal to the specific federal upper limit for the multiple source prescription drug. For a multiple source prescription drug or a brand name prescription drug for which no specific federal upper limit has been set, the lower of the estimated cost of each drug to pharmacies or the dispensing pharmacy’s usual and customary price charged to the public will be applied.

In July 2007, CMS issued a final rule that may negatively affect our level of reimbursements for certain generic drugs by setting an upper limit on the amount of reimbursement for such drugs based on the “Average Manufacturer Price.” As a result of a lawsuit brought by the National Association of Chain Drug Stores and the National Community Pharmacists Association to challenge the implementation of the new rule, a federal court temporarily enjoined the implementation of the new rule pending the outcome of the lawsuit and the lawsuit remains pending. In July 2008, Congress enacted H.R. 6331, the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”). The former President Bush subsequently vetoed MIPPA and, on July 15, 2008, Congress overrode the veto. MIPPA has delayed the implementation of the use of Average Manufacturer Price with respect to payments made by State Medicaid Plans for multiple source generic drugs. MIPPA also prohibited the Secretary of Health and Human Services from making public any Average Manufacturer Price information that was previously disclosed to the Secretary of Health and Human Services.

The Medicare Modernization Act created a Medicare Part D benefit that expanded Medicare coverage of prescription drugs for senior citizens as well as for certain “dual eligible” individuals that were previously covered under state administered Medicaid plans. This Medicare coverage has resulted in decreased pharmacy margins resulting from lower reimbursement rates than our current margins on state Medicaid prescriptions. The Medicare Part D program has grown rapidly since taking effect in 2006. The program’s growth may continue as more seniors become eligible and enroll for the coverage.

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

In January 2008, the court denied approval of the First Data Bank and Medi-Span settlements as proposed. Subsequently, new settlement agreements were submitted to the court. On March 17, 2009, the court issued an order approving the revised settlements. Some parties appealed the court’s ruling. On September 3, 2009, the United States Court of Appeals for the First Circuit affirmed the decision of the District Court approving the settlements. Pursuant to the settlements, as approved, First Data Bank and Medi-Span have agreed to reduce the reported AWP for certain drugs by four percent. Separately, and not pursuant to the settlement agreements, First Data Bank and Medi-Span have indicated that they will also reduce the reported AWP for a large number of additional drugs not covered by the settlement agreements and that they intend to discontinue the reporting of AWP in the future. The settlement agreements became effective on September 26, 2009.

A number of contracts with third-party plans contain provisions that allow us to adjust our pricing to maintain the relative economics of the contract in light of a change in AWP methodology. Most of our contracts with both private and governmental plans also include provisions that allow us to terminate the contracts unilaterally, either because parties cannot renegotiate our pricing to account for the change in AWP methodology or for any reason upon 30 to 90 days’ notice. While we have negotiated with many of the various governmental and non-governmental third-party plans for adjustments relating to the expected changes to AWP, the New York State Legislature is currently considering legislation that would modify the formula upon which New York Medicaid bases its reimbursement rates, which, if passed, will move pharmacy reimbursement rates with respect to Medicaid at or near the pre-settlement levels. However, at this time there is no assurance that this legislation would be ultimately passed by the New York State Legislature or if passed, will be in its current form. In late September 2009, New York Medicaid began to implement the AWP reductions. Although there is some uncertainty due to the pending legislation at the New York State Legislature, our fiscal 2009 results were adversely impacted by approximately $1.0 million as a result of the New York Medicaid AWP reimbursement reductions and we expect an impact of approximately $4.0 million in fiscal 2010 unless the reimbursement rates are adjusted to offset the AWP impact.

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

We have self-reported to the State of New York Office of the Medicaid Inspector General (the “OMIG”), a matter relating to certain pharmacists who were inadvertently employed by us while they were excluded from participating in the

Medicare and/or New York State Medicaid programs at various timeframes between 2001 and 2008. We are currently in discussion with the OMIG regarding certain Medicaid reimbursements received by us and related to the activities of these pharmacists. We have communicated to the OMIG our belief that payments received by us for the cost of prescriptions dispensed do not represent overpayments. In the 2009 fiscal year, we recorded a $0.8 million charge relating to the potential disgorgement of dispensing fees received by us for prescriptions dispensed by the excluded pharmacists. Due to the inherent uncertainty of the matter, there can be no assurance that this matter will be resolved for the amount recorded by us, and we may be required to repay the total amount of Medicaid reimbursement received by us for the prescriptions dispensed by some or all of the excluded pharmacists. If we are required to repay the total amount of Medicaid reimbursement received for the prescriptions dispensed by some or all of the excluded pharmacists, the payment may range as high as $15.7 million.

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

The current economic conditions may result in additional reductions in New York Medicaid prescription reimbursements. The upcoming budget proposals for New York State are expected include reductions in the reimbursements for pharmacies in the Medicaid and EPIC programs. The State of New Jersey is also expected to propose Medicaid reductions in their upcoming budget proposals. Although neither state has approved their final budget proposals, we believe it is highly likely that there will ultimately be further reductions in reimbursements, and any reduction in payments by such government sponsored payers may adversely affect our operations and cash flow.

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

We are party to multi-year, merchandise supply agreements in the normal course of business. The largest of these is with AmerisourceBergen, our primary pharmaceutical supplier, which currently supplies most of our pharmaceutical products. Management believes that if any of these agreements were terminated or if any contracting party were to experience events precluding fulfillment of its obligations, we would be able to find a suitable alternative supplier. However, we may not be able to do so without significant disruption to our business. Finding suitable alternative suppliers could take a significant amount of time and result in a loss of customers.

We may be unable to attract, hire and retain qualified pharmacists, which could harm our business.

As our business expands, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified pharmacists. The competition for qualified pharmacists and other pharmacy professionals may make it difficult for us to attract, hire and retain qualified pharmacists. Although we generally have been able to meet our pharmacist staffing requirements in the past, our inability to do so in the future at costs that are favorable to us, or at all, could negatively impact our revenue, and our customers could experience lower levels of customer care. In 2009, we continued to experience cost pressures from increased pharmacist salary and benefit costs.

Most of our employees are covered by collective bargaining agreements. A failure to negotiate new agreements when the existing agreements terminate could disrupt our business.

As of December 26, 2009, we had approximately 7,000 employees. Unions represent approximately 5,200 of our employees. Non-union employees include employees at corporate headquarters, store and warehouse management and all of our store pharmacists. The distribution facility employees are represented by the International Brotherhood of Teamsters, Chauffeurs and Warehousemen and Helpers of America, Local 210 under a collective bargaining agreement that expires on August 31, 2011. Local 210 represents approximately 500 employees in our Maspeth, New York and North Bergen, New Jersey warehouse facilities. At December 26, 2009, employees in 144 stores were represented by the RWDSU/Local 338 and employees in 113 stores were represented by Local 340A New York Joint Board, UNITE AFL-CIO. The collective bargaining agreements with RWDSU/Local 338 and Local 340A will expire on December 31, 2012.

Although we believe that our relations with our employees are satisfactory, we may not be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time, and we may be unable to reach new collective bargaining agreements on terms favorable to us. Our business operations may be interrupted as a result of labor disputes, strikes, work stoppages or difficulties and delays in the process of renegotiating our collective bargaining agreements.

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

Changes in our tax rates, tax positions or exposure to additional income tax liabilities could affect our business.

The amount of income taxes we pay is subject to future and ongoing audits by U.S. federal, state and local tax authorities, which may result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We assess our income tax positions for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. Tax-related items that could cause our actual results to differ substantially from expectations include the outcome of our application for relief from any potential tax liabilities arising from qualification as a personal holding company and the ultimate disposition of tax contingencies relating to the collectability of certain balances.

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

We have a significant amount of indebtedness. As of December 26, 2009, we had a total of approximately $458.1 million of indebtedness outstanding, consisting of approximately $106.4 million outstanding under the asset-based revolving loan facility, senior secured notes with a carrying value of $292.6 million and a maturity value of $300.0 million, $51.7 million of outstanding senior subordinated notes and approximately $7.4 million of capital lease obligations. In addition, we have redeemable preferred stock with a maturity value of $164.4 million outstanding at December 26, 2009.

Our outstanding indebtedness could:

•	make it more difficult for us to satisfy our obligations;

•	limit our ability to obtain additional financing for funding our growth strategy, capital expenditures, acquisitions, working capital or other purposes;

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. We are able to incur up to $225.0 million in total indebtedness under the asset-based revolving loan facility, of which approximately $106.4 million was outstanding as of December 26, 2009. Our ability to borrow under the asset-based revolving loan facility is subject to a borrowing base formula. The agreement governing the asset-based revolving loan facility also allows us to incur additional other indebtedness. The indentures governing the senior secured notes and the senior subordinated notes contain some limitations on the ability of Duane Reade Inc., Duane Reade GP and their restricted subsidiaries to incur indebtedness; however, those indentures may not prohibit those entities from incurring additional indebtedness. There is no restriction on the ability of Duane Reade Holdings, Inc. to incur indebtedness. If new indebtedness is added to our and our subsidiaries’ current indebtedness levels, the related risks that we and they now face would intensify.

The agreements governing our indebtedness include restrictive and financial covenants that may limit our operating and financial flexibility.

The indenture governing the senior secured notes and the agreement governing the asset-based revolving loan facility contain covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest. These include restrictions on the ability of Duane Reade Inc., Duane Reade GP and their restricted subsidiaries to:

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

In addition, the agreement governing the asset-based revolving loan facility contains a single fixed charge coverage requirement which only becomes applicable when borrowings exceed 90 percent of the borrowing base, as defined in the agreement governing the asset-based revolving loan facility. Borrowings under the asset-based revolving loan facility have not exceeded 90 percent of the borrowing base and, as a result, the fixed charge covenant has not become applicable. There are no credit ratings related triggers in the asset-based revolving loan facility that would impact the cost of borrowing, annual amortization of principal or related indebtedness maturity.

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

Duane Reade Shareholders own approximately 99.2% of the outstanding shares of our common stock. Oak Hill owns a majority of the voting membership interests in Duane Reade Shareholders. See “Item 6. Selected Financial Data.”

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

Our pending acquisition by Walgreens may cause disruption in our business and adversely affect our future business and financial results.

We have entered into a definitive agreement, under which Walgreens will acquire us from affiliates of Oak Hill.

The announcement of our pending acquisition by Walgreens, whether or not consummated, may result in a loss of key personnel and may disrupt our sales and operations, which may negatively impact our financial performance. The agreement generally requires us to operate our business in the ordinary course pending consummation of the transaction, but includes certain contractual restrictions on the conduct of our business that may limit certain of our activities and affect our ability to attain our financial goals. Additionally, the announcement of our pending acquisition, whether or not consummated, may negatively impact our relationships with customers, suppliers, landlords and other third parties.

The agreement provides that, upon Walgreens’ request, we may be required to offer to purchase the outstanding aggregate principal amount of any series of notes issued by us or any of our subsidiaries on terms and conditions specified by Walgreens. The offer may not be successfully completed as contemplated under the agreement or at all.

Consummation of the transaction is subject to customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) and the absence of certain legal impediments prohibiting the consummation of the transaction. The agreement is subject to termination if the transaction is not completed by August 17, 2010 (which date can be extended to November 17, 2010 if all conditions to closing have been satisfied by August 17, 2010, other than the conditions relating to the absence of legal impediments or the expiration or termination of the waiting period under the HSR Act). The agreement also contains certain other termination rights for both Walgreens and us.

We cannot predict whether the closing conditions for the transaction will be satisfied. As a result, our pending acquisition by Walgreens may not be completed. If the closing conditions set forth in the agreement are not satisfied or waived pursuant to the agreement, or if the transaction is not completed for any other reason, our ongoing business may be adversely affected.

In addition, we are not currently able to predict the nature of the changes, if any, to our operations, our liquidity and our business strategy that may occur following the completion of the transactions.

These matters, alone or in combination, could have a material adverse effect on our business, financial condition and results of operations and the trading of our securities.

ITEM 2.	PROPERTIES

As of December 26, 2009, we were operating stores in the following locations:

No. of Stores
Manhattan, NY	150
Brooklyn, NY	32
Queens, NY	31
Bronx, NY	12
New Jersey	10
Staten Island, NY	8
Nassau County, NY	7
Westchester County, NY	6
Suffolk County, NY	1

Total	257

All of our stores operated at December 26, 2009 are leased. The average remaining lease term for stores operating as of December 26, 2009 is approximately 8.5 years, which does not include the exercise of lease renewal options available to us. The exercise of the lease renewal options available to us would increase the average remaining lease term to approximately 12.8 years.

The following table sets forth the lease expiration dates of our leased stores on an annual basis through 2014 and thereafter. Of the 87 stores with leases expiring by December 31, 2014, 34 have renewal options. For all of our store locations, we believe that we will be able to either renew the expiring leases on economically favorable terms or find other economically attractive locations to lease.

Year	No. of Leases Expiring	Number With Renewal Options
2010(1)	5	1
2011	11	3
2012	13	6
2013	24	16
2014	34	8
Thereafter	170	90

(1)	Includes one store location with a month-to-month lease. Of the four remaining stores, we entered into a new lease for one store location subsequent to the end of our 2009 fiscal year and we also entered into a new lease that will allow us to relocate one of the four stores.

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

We have self-reported to the State of New York Office of the Medicaid Inspector General (the “OMIG”), a matter relating to certain pharmacists who were inadvertently employed by us while they were excluded from participating in the Medicare and/or New York State Medicaid programs at various timeframes between 2001 and 2008. We are currently in discussion with the OMIG regarding certain Medicaid reimbursements received by us and related to the activities of these pharmacists. We have communicated to the OMIG our belief that payments received by us for the cost of prescriptions dispensed do not represent overpayments. In the 2009 fiscal year, we recorded a $0.8 million charge relating to the potential disgorgement of dispensing fees received by us for prescriptions dispensed by the excluded pharmacists. Due to the inherent uncertainty of the matter, there can be no assurance that this matter will be resolved for the amount recorded by us, and we may be required to repay the total amount of Medicaid reimbursement received by us for the prescriptions dispensed by some or all of the excluded pharmacists. If we are required to repay the total amount of Medicaid reimbursement received for the prescriptions dispensed by some or all of the excluded pharmacists, the payment may range as high as $15.7 million.

In January 2008, we were served with a subpoena from the Department of Health and Human Services, Office of the Inspector General. The subpoena seeks information relating to the operation of our pharmacy kiosks and information relating to a business relationship that we had with Mobility Plus, a provider of durable medical equipment. In February 2008, we received an identical subpoena from the Office of the Attorney General of the State of New York, Medicaid Fraud Control Unit. We are in the process of responding to the information requests from both entities. While we believe that we have been in compliance with all applicable rules and regulations, at this stage, there can be no assurance as to the ultimate outcome of this matter. Based on information presently available to us, it is not possible to determine the likelihood of liability or reasonably ascertain the amount of liability, if any.

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

Accordingly, given the risks and uncertainties inherent in litigation, there can be no definitive assurance that we will actually receive any or all of the panel’s appraised value of this claim, and we have not recognized any income related to this matter, other than $9.4 million of the original $9.9 million paid by the insurer in 2002. It should be noted that any payment to us that might be forthcoming as a result of this claim may also result in the incurrence of additional expenses that are contingent upon the amount of such insurance claim settlement. These expenses, if incurred, are not expected to exceed $2.5 million.

In November 2004, we were served with a purported class action complaint, Damassia v. Duane Reade Inc. The lawsuit was filed in the U.S. District Court for the Southern District of New York. The complaint alleges that, from the period beginning November 1998, we incorrectly gave some employees the title “Assistant Manager,” in an attempt to avoid paying these employees overtime, in contravention of the Fair Labor Standards Act and New York law. In May 2008, the court certified this case as a class action. In April 2006, we were served with a purported class action complaint, Chowdhury v. Duane Reade Inc. and Duane Reade Holdings, Inc. The complaint alleges that, from a period beginning March 2000, we incorrectly classified certain employees in an attempt to avoid paying overtime to such employees, thereby violating the Fair Labor Standards Act and New York law. In May 2008, the court certified this case as a class action. The complaint seeks an unspecified amount of damages. In January 2009, we announced that, without admitting liability, we have entered into a Memorandum of Understanding to settle these two class action cases for $3.5 million. The settlement was subject to the approval of the U.S. District Court for the Southern District of New York. While we believed that we could strongly defend ourselves against the matters involved in this litigation, we have agreed to this settlement in order to avoid future defense costs and uncertainty surrounding this litigation. As a result of this settlement agreement, we recorded a $3.5 million one-time, pre-tax charge during the fourth quarter ended December 27, 2008. Following the final approval of the settlement by the court, we paid the $3.5 million settlement amount in August 2009.

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

On May 18, 2007, the independent counsel and the forensic accountants completed their review and investigation. The independent counsel concluded that Mr. Cuti orchestrated certain real estate and other transactions that led to overstating our publicly reported earnings, and that caused us to create and maintain inaccurate records and publish financial statements containing misstatements. On May 22, 2007, the Audit Committee determined, after considering the results of the review and investigation, that certain of our previously-issued financial statements would have to be restated. We have filed the necessary restated financial statements for the periods affected.

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The summary historical consolidated financial and other data set forth below as of and for the fiscal years ended December 26, 2009, December 27, 2008, December 29, 2007, December 30, 2006 and December 31, 2005 have been derived from our audited consolidated financial statements, unless otherwise noted. The dollar amounts shown in the table below are in thousands.

	Fiscal Year(1)
	2009	2008	2007	2006	2005
Statement of Operations Data
Net sales	$1,837,499	$1,774,029	$1,686,752	$1,584,778	$1,589,451
Costs and expenses:
Cost of sales(2)	1,268,094	1,227,129	1,176,376	1,108,727	1,135,596
Selling, general & administrative expenses	490,164	476,574	446,696	426,532	425,931
Transaction expenses(3)	—	—	—	—	681
Labor contingency expense (income)(4)	—	—	—	(18,004)	4,400
Depreciation and amortization	72,609	68,539	73,080	71,932	70,594
Store pre-opening expenses	532	797	600	305	364
Gain on sale of pharmacy files	(321)	—	(1,337)	—	—
Other(5)	14,053	16,808	15,948	14,747	31,761

Operating loss	(7,632)	(15,818)	(24,611)	(19,461)	(79,876)
Interest expense, net	66,581	52,464	59,464	56,947	50,004
Fair value adjustments for mandatory redemption features of redeemable preferred stock	58,989	2,451	1,513	—	—
Gain on debt extinguishment, net(6)	(12,463)	—	—	—	—

Loss before income taxes	(120,739)	(70,733)	(85,588)	(76,408)	(129,880)
Income tax expense (benefit)	3,557	2,045	2,192	2,956	(29,492)

Net loss	$(124,296)	$(72,778)	$(87,780)	$(79,364)	$(100,388)

Balance Sheet Data (at end of period)
Working capital (deficit)(7)	$26,219	$(13,316)	$8,611	$6,204	$50,384
Total assets	$752,069	$712,600	$742,489	$798,581	$869,602
Total debt and capital lease obligations	$458,168	$555,652	$555,853	$572,464	$554,222
Stockholders’ equity (deficit)	$(226,690)	$(146,701)	$(73,323)	$2,737	$81,834
Operating and Other Data
Net cash provided by operating activities	$37,982	$44,317	$19,271	$11,616	$3,004
Net cash used in investing activities	$(64,367)	$(47,001)	$(41,921)	$(29,070)	$(26,629)
Net cash provided by financing activities	$26,337	2,734	$22,635	$17,487	$23,658
Number of stores at end of period	257	251	242	248	251
Same store sales growth(8)	1.5%	4.2%	7.4%	4.6%	1.9%
Pharmacy same store sales growth(8)	4.6%	3.1%	5.9%	2.6%	0.8%
Front-end same store sales growth(8)	(0.8)%	5.0%	8.6%	6.2%	2.8%
Average store size (selling square feet) at end of period	6,839	6,764	6,813	6,987	6,955
Sales per square foot	$1,012	$1,010	$975	$881	$862
Pharmacy sales as a % of net sales(9)	46.7%	46.1%	46.0%	46.5%	48.1%
Third party plan sales as a % of prescription sales	94.2%	93.4%	93.0%	92.8%	92.7%
Investing Activities:
New, remodeled and relocated stores	$39,324	$29,700	$23,584	$14,104	$14,056
Acquisitions	3,784	1,177	1,342	—	2,437
Asset proceeds	(449)	(525)	(3,335)	(2,500)	(7,069)
Other	21,708	16,649	20,330	17,466	17,205

Total	$64,367	$47,001	$41,921	$29,070	$26,629

FIFO EBITDA(Unaudited)(10)	$71,203	$56,713	$50,069	$37,500	$(3,370)
Adjusted FIFO EBITDA(Unaudited)(10)	$99,020	$86,969	$78,677	$63,694	$42,167

(1)	The 2005 fiscal year contains 53 weeks. All other fiscal years shown contain 52 weeks.

(2)	Shown exclusive of depreciation expense for our distribution centers which is included in the separate line item captioned depreciation and amortization.

(3)	We incurred pre-tax expenses of approximately $0.7 million in fiscal 2005 related to the Acquisition.

(4)	We recognized pre-tax income of $18.0 million in fiscal 2006 and incurred pre-tax charges of $4.4 million in fiscal 2005 in connection with the recognition and subsequent resolution of a National Labor Relations Board decision in a litigation matter relating to our collective bargaining agreement with one of our former unions.

(5)	Note 16 to the consolidated financial statements provides a detailed explanation of these charges.

(6)	We recorded a pre-tax gain of $12.5 million relating to the extinguishment of debt during the third quarter of fiscal 2009.

(7)	Working capital (deficit) reflects the classification of our asset-based revolving loan facility as a current liability, rather than as long-term debt, because cash receipts controlled by the lenders are used to reduce outstanding debt, and we do not meet the criteria under Generally Accepted Accounting Principles in the United States (“GAAP”) to classify the debt as long-term. For the fiscal years ended December 26, 2009, December 27, 2008, December 29, 2007, December 30, 2006 and December 31, 2005, the revolving loan balance was $106.4 million, $144.6 million, $141.4 million, $157.1 million and $135.7 million, respectively.

(8)	Same-store sales figures include stores that have been in operation for at least 13 months.

(9)	Includes resales of certain retail inventory.

(10)	As used in this Form 10-K, FIFO EBITDA means earnings before interest, income taxes, depreciation, amortization, non-cash charges and credits related to the LIFO inventory valuation method, extraordinary charges and other items we believe are appropriate to exclude, such as labor contingency income (expense), fair value adjustments for mandatory redemption features of redeemable preferred stock, gain on debt extinguishment, net, and transaction expenses. We believe that FIFO EBITDA, as presented, represents a useful measure of assessing the performance of our ongoing operating activities, as it reflects our earnings trends without the impact of certain non-cash charges and other items we believe are appropriate to exclude.

Adjusted FIFO EBITDA is FIFO EBITDA, as defined above, adjusted to eliminate the effects of items that are not considered by management to be indicative of our usual underlying results, such as Former CEO (Mr. Cuti) matters. We believe that Adjusted FIFO EBITDA is useful for investors because it provides a useful measure of our performance and ability to service the interest payments on our outstanding debt, without the effects of various items we believe are appropriate to exclude. In addition, targets and positive trends in Adjusted FIFO EBITDA are used as performance measures and to determine certain compensation of management. Adjusted FIFO EBITDA is also a primary component in the calculation used by some of our creditors in assessing debt covenant compliance.

In evaluating FIFO EBITDA and Adjusted FIFO EBITDA, you should be aware that in the future we may incur charges and other items such as those used in calculating FIFO EBITDA and Adjusted FIFO EBITDA. Our presentation of FIFO EBITDA and Adjusted FIFO EBITDA should not be construed as an inference that our future results will be unaffected by items we believe are appropriate to exclude. FIFO EBITDA and Adjusted FIFO EBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are:

•	they do not reflect every cash expenditure, future requirements for capital expenditures or contractual commitments;

•	they do not reflect changes in, or cash requirements for, our working capital needs;

•	they do not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and FIFO EBITDA and Adjusted FIFO EBITDA do not reflect any cash requirements for such replacements;

•	they are not adjusted for all non-cash income or expense items that are reflected in our statements of cash flows;

•	they do not reflect the impact of earnings or charges resulting from matters we believe are appropriate to exclude;

•	they do not reflect limitations on or costs related to transferring earnings from our subsidiaries to us; and

•	other companies in our industry may calculate these measures differently than we do, limiting their usefulness as comparative measures.

Because of these limitations, FIFO EBITDA and Adjusted FIFO EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as a measure of cash that will be available to us to meet our obligations. You should compensate for these limitations by relying primarily on our GAAP results and using FIFO EBITDA and Adjusted FIFO EBITDA only supplementally. See our consolidated financial statements contained in this Form 10-K.

FIFO EBITDA and Adjusted FIFO EBITDA are not intended as alternatives to net income, as indicators of our operating performance, as alternatives to any other measure of performance in conformity with GAAP nor as alternatives to cash flow provided by operating activities as measures of liquidity. You should therefore not place undue reliance on FIFO EBITDA or Adjusted FIFO EBITDA or ratios calculated using those measures. A reconciliation of net loss to FIFO EBITDA and Adjusted FIFO EBITDA for each period included above is set forth below:

	Fiscal Year
	2009	2008		2007	2006	2005
FIFO EBITDA	$71,203	$56,713		$50,069	$37,500	$(3,370)
LIFO Expense	6,226	3,992		1,600	3,033	831

LIFO EBITDA	64,977	52,721		48,469	34,467	(4,201)
Depreciation and amortization	(72,609)	(68,539)		(73,080)	(71,932)	(70,594)
Labor contingency income (expense)	—	—		—	18,004	(4,400)
Interest expense, net	(66,581)	(52,464)		(59,464)	(56,947)	(50,004)
Fair value adjustments for mandatory redemption features of redeemable preferred stock	(58,989)	(2,451)		(1,513)	—	—
Gain on debt extinguishment, net	12,463	—		—	—	—
Transaction expenses	—	—		—	—	(681)
Income tax (expense) benefit	(3,557)	(2,045)		(2,192)	(2,956)	29,492

Net loss	$(124,296)	$(72,778)		$(87,780)	$(79,364)	$(100,388)

Calculation of Adjusted FIFO EBITDA

FIFO EBITDA as above	$71,203	$56,713		$50,069	$37,500	$(3,370)
Deferred rent expense(a)	12,914	12,751		11,678	10,956	13,243
Former CEO (Mr. Cuti) matters, net(b)	5,147	6,029		6,013	1,280	11,810
Oak Hill management fee(c)	1,250	1,250		1,250	1,250	1,250
Asset impairment charges(d)	1,814	7,662		868	10,202	16,600
Stock option expense	850	697		982	336	—
Closed store costs(e)	4,812	3,649		4,351	—	2,100
Accounting investigation costs(f)	—	—		2,250	835	—
Miscellaneous other	1,030 (g)	(1,782	)(h)	1,216 (i)	1,335 (j)	534 (k)

Adjusted FIFO EBITDA	$99,020	$86,969		$78,677	$63,694	$42,167

(a)	Deferred rent expense for a period equals our total rent expense recorded under GAAP less cash rent expense actually paid in the period.

(b)	Reflects charges relating to a former CEO (Mr. Cuti), including severance expenses and legal expenses for proceedings relating to Mr. Cuti. For a detailed explanation of these charges, see Notes 2 and 18 to the consolidated audited financial statements, which are contained elsewhere in this report. The net expense for fiscal year 2009 includes insurance proceeds of approximately $4.4 million, which reduced the recorded expense to the amount shown above.

(c)	Oak Hill Capital Management, Inc. (an affiliate of Oak Hill Capital Partners, L.P.), provides us with financial advisory and management services under a management services agreement. In consideration of these services, Oak Hill Capital Management, Inc. receives an annual fee of $1.25 million, payable quarterly.

(d)	Represents charges to reduce the carrying value of certain store assets to fair value.

(e)	In the normal course of our business, we close store locations prior to the store location’s lease expiration and establish reserves for costs anticipated to be incurred over the remaining lease term.

(f)	These charges relate to accounting investigations that were completed in the first half of the 2007 fiscal year. For a detailed explanation of these charges see Note 2 to the consolidated audited financial statements, contained elsewhere in this report.

(g)	Includes a $0.8 million charge relating to the potential disgorgement of dispensing fees received by us for prescriptions dispensed by certain pharmacists who were inadvertently employed by us while they were excluded from participating in the Medicare and/or New York State Medicaid programs at various timeframes between 2001 and 2008. For a detailed explanation of these charges see Note 18 to the consolidated audited financial statements, contained elsewhere in this report.

(h)	Includes severance costs relating to our former executives, costs relating to a union contract settlement and costs relating to changes in the fair value of the phantom stock liability, partially offset by benefits resulting from changes in the fair value of a profits interest liability. The phantom stock liability represents the value of shares of common stock pledged to one of our current and a former Senior Vice President in exchange for certain forfeited payments to which they were entitled. The profits interest liability relates to a former CEO (Mr. Cuti) and entitles him to a predetermined share of our future growth in equity value. Both the phantom stock liability and the profits interest liability are recorded at their fair value. Due to inherent uncertainties in any fair value measurement technique, changes in the underlying assumptions could materially affect the future fair value measurement amounts, causing us to record additional expenses or reverse previously recorded expenses in a future period.

(i)	Includes benefits resulting from changes in the fair value of the phantom stock liability and changes in the fair value of the profits interest liability, partially offset by additional costs relating to a union contract settlement and severance costs relating to our former executives.

(j)	Includes severance costs relating to our former executives, costs relating to changes in the fair value of the profits interest liability and executive relocation, recruitment and retention costs. These items were partially offset by benefits resulting from changes in the fair value of the phantom stock liability.

(k)	The application of purchase accounting resulted in an increase in the inventory valuation by $8.5 million over FIFO cost as of July 30, 2004. During the period ended December 25, 2004, approximately $7.9 million of this purchase accounting adjustment was charged to cost of sales on a FIFO EBITDA basis. The balance of the purchase accounting adjustment, or approximately $0.5 million, was charged to cost of sales during the first quarter of 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion regarding our financial condition and results of operations for the fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007 should be read in connection with the more detailed financial information contained in our consolidated financial statements and their notes included elsewhere in this annual report. Certain of the statements in this section are forward-looking statements and involve numerous risks and uncertainties including, but not limited to, those described in “Item 1A. Risk Factors.” See also “Special Note Regarding Forward-Looking Statements.”

The matters discussed herein do not reflect changes in our operations that may occur as a result of our pending acquisition by Walgreens, which is expected to close during 2010, since we are not currently able to predict those changes, if any, to our operations, our liquidity and our business strategy. See “Item 1A: Risk Factors – Our pending acquisition by Walgreens may cause disruption in our business and adversely affect our future business and financial results.”

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

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

Executive Summary

General Description

Our business consists of the sale of a wide variety of health and beauty care products, convenience oriented food and general merchandise items and a pharmacy operation managed to supply customers with their prescription needs. We refer to the non-prescription portion of our business as front-end sales because most of these sales are processed through the front check-out sections of our stores. This portion of our business consists of brand name and private label health and beauty care items, food and beverages, tobacco products, cosmetics, housewares, greeting cards, photofinishing services, photo supplies, seasonal and general merchandise and other products for our customers’ daily needs. Health and beauty care products, including over-the-counter items, represent our highest volume categories within front-end sales. The front-end portion of our business represented 53.3% and 53.9% of our sales in fiscal 2009 and fiscal 2008, respectively.

Because of our numerous convenient locations in high-traffic commercial and residential areas and the lack of other convenience-oriented retailers in our core market areas, our front-end business is generally a larger proportion of our total sales than for other major conventional drugstore chains, whose front-end sales average between 30% and 40% of total sales. Our pharmacy sales include all items we sell by prescriptions filled at our retail locations or deliver direct to customers. In addition, we include in our pharmacy sales certain resales of retail pharmaceutical inventory. Sales processed through third party, private and government-sponsored plans that contract with us as an authorized provider of prescriptions represented 94.2% of our prescription sales in 2009 and 93.4% of our prescription sales in 2008.

The Medicare Modernization Act created a Medicare Part D benefit that expanded Medicare coverage of prescription drugs for senior citizens as well as for certain “dual eligible” individuals that were previously covered under state administered Medicaid plans. This Medicare coverage has resulted in decreased pharmacy margins resulting from lower reimbursement rates than our current margins on state Medicaid prescriptions. The Medicare Part D program has grown rapidly since taking effect and the program’s growth may continue as more seniors become eligible and enroll for the coverage. While the program has had an adverse impact on the profitability of our pharmacy business, we expect that increased utilization of prescription drugs by senior citizens participating in the new programs who previously were cash paying customers will partially offset the adverse impact, although we are not certain this will be the case. The Medicare Part D program represented approximately 13.2% of our retail pharmacy sales for the year ended December 26, 2009 and 12.8% of our retail pharmacy sales for the year ended December 27, 2008.

State Medicaid programs which provide prescription benefits to low income households and individuals represented approximately 16.5% of our retail pharmacy sales in 2009 and 14.2% of our retail pharmacy sales in 2008. Over the past several years, New York State reduced Medicaid and EPIC prescription reimbursement rates, and increased the number of generic drugs subject to maximum allowable cost reimbursement limits, adversely impacting our pharmacy operations. Under the Medicaid guidelines, providers cannot refuse to dispense prescriptions to Medicaid recipients who claim they do not have the means to pay the required co-payments. Most Medicaid recipients do in fact decline to make the co-payments, resulting in the requirement for the provider to absorb this cost. The current economic conditions may result in additional reductions in New York Medicaid prescription reimbursements. The upcoming budget proposals for New York State are expected to include reductions in the reimbursements for pharmacies in the Medicaid and EPIC programs. The State of New Jersey is also expected to propose Medicaid reductions in their upcoming budget proposals. Although neither state has approved their final budget proposals, we believe it is highly likely that there will ultimately be further reductions in reimbursements.

In July 2007, the Centers for Medicare & Medicaid Services, or CMS, issued a final rule that may negatively affect our level of reimbursements for certain generic drugs by setting an upper limit on the amount of reimbursement for such drugs based on the “Average Manufacturer Price.” As a result of a lawsuit brought by the National Association of Chain Drug Stores and the National Community Pharmacists Association to challenge the implementation of the new rule, a federal court temporarily enjoined the implementation of the new rule pending the outcome of the lawsuit and the lawsuit remains pending. In July 2008, Congress enacted H.R. 6331, the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”). The former President Bush subsequently vetoed MIPPA and, on July 15, 2008, Congress overrode the veto. MIPPA has delayed the implementation of the use of Average Manufacturer Price with respect to payments made by State Medicaid Plans for multiple source generic drugs. MIPPA also prohibited the Secretary of Health and Human Services from making public any Average Manufacturer Price information that was previously disclosed to the Secretary of Health and Human Services.

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

In January 2008, the court denied approval of the First Data Bank and Medi-Span settlements as proposed. Subsequently, new settlement agreements were submitted to the court. On March 17, 2009, the court issued an order approving the revised settlements. Some parties appealed the court’s ruling. On September 3, 2009, the United States Court of Appeals for the First Circuit affirmed the decision of the District Court approving the settlements. Pursuant to the settlements, as approved, First Data Bank and Medi-Span have agreed to reduce the reported AWP for certain drugs by four percent. Separately, and not pursuant to the settlement agreements, First Data Bank and Medi-Span have indicated that they will also reduce the reported AWP for a large number of additional drugs not covered by the settlement agreements and that they intend to discontinue the reporting of AWP in the future. The settlement agreements became effective on September 26, 2009.

A number of contracts with third-party plans contain provisions that allow us to adjust our pricing to maintain the relative economics of the contract in light of a change in AWP methodology. Most of our contracts with both private and governmental plans also include provisions that allow us to terminate the contracts unilaterally, either because parties cannot renegotiate our pricing to account for the change in AWP methodology or for any reason upon 30 to 90 days’ notice. While we are currently negotiating with many of the various governmental and non-governmental third-party plans for adjustments relating to the expected changes to AWP, we cannot be certain that these negotiations will be successful. In addition, the New York State Legislature is currently considering legislation that would modify the formula upon which New York Medicaid bases its reimbursement rates, which, if passed, will move pharmacy reimbursement rates with respect to Medicaid at or near the pre-settlement levels. However, at this time there is no assurance that this legislation would be ultimately passed by the New York State Legislature or if passed, will be in its current form. In late September 2009, New York Medicaid began to implement the AWP reductions. Although there is some uncertainty due to the pending legislation at the New York State Legislature, our fiscal 2009 results were adversely impacted by approximately $1.0 million as a result of the New York Medicaid AWP reimbursement reductions and we expect an impact of approximately $4.0 million in fiscal 2010 unless the reimbursement rates are adjusted to offset the AWP impact.

In an effort to offset some of the adverse pharmacy impact from the trends discussed above, there has been an intensified effort on the part of retailers to support increased utilization of lower priced but higher margin generic prescriptions in place of branded medications. New generic drug introductions have also enabled retailers to increase the proportion of generic prescriptions to total prescriptions dispensed. Improved generic utilization rates as well as a combination of direct purchases and contractual wholesaler purchases enabled us to partially offset the adverse margin impact of Medicare Part D and reduced state Medicaid reimbursement rates during 2009 and 2008. In addition, we believe that the higher volume of pharmacy sales to third party plan customers help to offset the related lower profitability and allows us to leverage other fixed store operating expenses. We believe that increased third party plan sales also generate additional general merchandise sales by increasing customer traffic in our stores. As of December 26, 2009, we had contracts with virtually all major third party plans in our market areas. During fiscal 2009, New York Medicaid represented approximately 16.5% and 7.3% of our retail pharmacy and net retail store sales, respectively.

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

We operate approximately 91% of our 257 stores in New York City and the remainder in the surrounding areas, and our financial performance is therefore heavily influenced by the local economy. We analyze a number of economic indicators specific to New York City to gauge the health of this economy, including unemployment rates, job creation, gross city product, hotel occupancy rates and bridge and tunnel commuter traffic volumes. We also analyze market share data, same-store sales trends, average store sales and sales per square foot data among other key performance indicators to monitor our overall performance.

Our primary assets are our ownership of 100% of the outstanding capital stock of Duane Reade Inc., which in turn owns 99% of the outstanding partnership interest of Duane Reade GP and all of the outstanding common stock of DRI I Inc. DRI I Inc. owns the remaining 1% partnership interest in Duane Reade GP. Substantially all of our operations are conducted through Duane Reade GP. In August 1999, we established two new subsidiaries, Duane Reade International and Duane Reade Realty, Inc. Duane Reade GP distributed to Duane Reade Inc. and DRI I Inc. all rights, title, and interest in all its trademarks, trade names and all other intellectual property rights. In turn, Duane Reade Inc. and DRI I Inc. made a capital contribution of these intellectual property rights to Duane Reade International. This change created a controlled system to manage and exploit these intellectual property rights separate and apart from the retail operations. Duane Reade Realty is the lessee under certain store leases entered into after its creation. Duane Reade Realty subleases to Duane Reade GP the properties subject to those leases.

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

Since the second half of 2004, the New York City economy began a gradual improvement over the economic downturn experienced in the aftermath of the 2001 World Trade Center attack to the point where it had essentially achieved a full recovery by the latter part of 2006. Strength in employment rates, tourism and overall commerce continued throughout 2007. In 2008, economic conditions worsened considerably, particularly so during the fourth quarter, and the level of national economic activity as measured by a number of recent key economic indicators has shown that the economy entered into a recession in 2008. The financial services industry, which is highly concentrated in the New York City marketplace, experienced significant difficulties during 2008 and 2009 but began to show signs of recovery during the latter half of 2009. The total unemployment rate for New York City increased 3.4% from 7.2% in December 2008 to approximately 10.6% in December 2009. The national rate of unemployment increased 2.8% from 7.2% in December 2008 to 10.0% in December 2009.

Our sales and profitability have in the past been affected by events and other factors that affect New York City. Examples include smoking-ban legislation, the August 2003 Northeast power blackout, significant non-recurring increases in real estate taxes and insurance costs. We have continued to experience cost pressures from increases in minimum wage rates. Any increases in federal taxes or in city or state taxes in New York City or the Tri-State Area resulting from state or local government budget deficits may further reduce consumers’ disposable income, which could have a further negative impact on our business. Any other unforeseen events or circumstances that affect the New York City metropolitan area could also materially adversely affect our revenues and profitability.

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

Certain Line Items Presented

Net sales: Net sales include all front-end and pharmacy sales as well as certain resales of retail pharmaceutical inventory that are required to be reported on a gross basis in accordance with Accounting Standards Codification Topic 605. We refer to net sales excluding such resale activity as “net retail sales” and pharmacy sales excluding such resale activity as “pharmacy net retail sales.” “Same-store sales” represent sales for stores that have been open for at least 13 months and exclude any resale activity.

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

RESULTS OF OPERATIONS

2009 Overview

For the 2009 fiscal year, we achieved net sales of $1.837 billion and incurred a net loss of $124.3 million, as compared to net sales of $1.774 billion and a net loss of $72.8 million in the 2008 fiscal year. The increase in our net loss for the 2009 fiscal year, as compared to fiscal 2008, was primarily attributable to a $56.5 million increase in fair value charges, reflecting the increased probability of a near term mandatory redemption of our redeemable preferred stock. Excluding the additional fair value charges, our 2009 net loss would have declined by $5.0 million. The following are the major factors contributing to our improved results in the 2009 fiscal year:

•	the benefits of the $67.8 million increase in our net retail store sales;

•

a decrease in our cost of sales as a percentage of net sales, primarily attributable to improved front-end assortments, including increased sales of private-label branded products, higher rates of generic drug utilization and reductions in the level of front-end inventory shrink. These benefits were partially offset by reduced third party pharmacy reimbursement rates and an increase in our LIFO charge for the 2009 fiscal year;

•	a $10.1 million reduction in general and administrative costs primarily attributable to cost savings initiatives that were implemented during fiscal 2009;

•	a decrease in other expenses of $2.8 million, primarily attributable to reductions in asset impairment charges; and

•	the completion of a debt refinancing transaction during the third quarter of 2009, that resulted in a $12.5 million gain on debt extinguishment.

Partially offsetting these benefits were the following factors:

•

an increase in our store occupancy costs, primarily attributable to new stores, store expansions, relocations and lease renewals as well as additional store payroll and related costs associated with our increased number of stores;

•	an increase in depreciation and amortization expense of $4.1 million in fiscal 2009 primarily attributable to our increased capital spending on new store locations and recent store renovations;

•	an increase in our interest expense, resulting from the completion of our debt refinancing in the third quarter of 2009; and

•	a $1.5 million increase in our provision for income taxes.

The fiscal 2008 selling, general and administrative expenses included a $3.5 million litigation settlement charge, which did not recur in the 2009 fiscal year.

2008 Overview

For the 2008 fiscal year, we achieved net sales of $1.774 billion and incurred a net loss of $72.8 million, as compared to net sales of $1.687 billion and a net loss of $87.8 million in the 2007 fiscal year. The reduction in our net loss for the 2008 fiscal year, as compared to fiscal 2007, was primarily attributable to the following factors:

•	the benefits of the $87.3 million increase in net sales, of which $66.5 million was in our net retail store sales;

•

a decrease in cost of sales as a percentage of net sales, primarily attributable to improved front-end assortments, higher rates of generic drug utilization and reductions in the level of inventory shrink losses;

•

a decrease in interest expense of $7.0 million that was primarily due to lower interest rates applicable to our variable rate debt and reduced levels of borrowing on our asset-based revolving loan facility; and

•

a decrease in non-cash depreciation and amortization expenses of $4.5 million in 2008. The decrease is primarily due to reduced amortization expense for certain intangible assets which became fully amortized.

The positive impact of the above items was partially offset by an increase in selling, general and administrative expenses of $29.9 million, primarily due to the following factors:

•	an increase of $14.4 million for additional store payroll and related costs associated with an increased number of stores as well as wage and salary rate increases;

•	an increase of $10.2 million in store occupancy costs related to new stores, relocations and reduced real estate related income; and

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

The following sets forth our results of operations in dollars (in thousands) and as a percentage of net sales for the periods indicated.

	Fiscal Year Ended December 26, 2009		Fiscal Year Ended December 27, 2008		Fiscal Year Ended December 29, 2007
	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales
Net sales	$1,837,499	100.0%	$1,774,029	100.0%	$1,686,752	100.0%
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,268,094	69.0%	1,227,129	69.2%	1,176,376	69.7%
Selling, general and administrative expenses	490,164	26.7%	476,574	26.9%	446,696	26.5%
Depreciation and amortization	72,609	4.0%	68,539	3.9%	73,080	4.3%
Store pre-opening expenses	532	0.0%	797	0.0%	600	0.0%
Gain on sale of pharmacy files	(321)	0.0%	—	0.0%	(1,337)	-0.1%
Other	14,053	0.8%	16,808	0.9%	15,948	0.9%

Operating loss	(7,632)	-0.4%	(15,818)	-0.9%	(24,611)	-1.5%
Interest expense, net	66,581	3.6%	52,464	3.0%	59,464	3.5%
Fair value adjustments for mandatory redemption features of redeemable preferred stock	58,989	3.2%	2,451	0.1%	1,513	0.1%
Gain on debt extinguishment, net	(12,463)	-0.7%	—	0.0%	—	0.0%

Loss before income taxes	(120,739)	-6.6%	(70,733)	-4.0%	(85,588)	-5.1%
Income tax expense	3,557	0.2%	2,045	0.1%	2,192	0.1%

Net loss	$(124,296)	-6.8%	$(72,778)	-4.1%	$(87,780)	-5.2%

The following sets forth selected operating and other data for the periods indicated:

	Fiscal Year Ended December 26, 2009	Fiscal Year Ended December 27, 2008	Fiscal Year Ended December 29, 2007
Operating and Other Data
Same-store sales growth	1.5%	4.2%	7.4%
Pharmacy same-store sales growth	4.6%	3.1%	5.9%
Front-end same-store sales growth	(0.8)%	5.0%	8.6%
Pharmacy sales as a percentage of net sales	46.7%	46.1%	46.0%
Third-party sales as a percentage of pharmacy sales	94.2%	93.4%	93.0%

Total stores, beginning of period	251	242	248
Store openings	10	15	10
Store closings	(4)	(6)	(16)

Total stores, end of period	257	251	242

The Twelve Months Ended December 26, 2009 Compared to the Twelve Months Ended December 27, 2008

Net sales were $1.84 billion in 2009 and $1.77 billion in 2008. The 2009 net sales increased by 3.6% as compared to the prior year net sales. Resale activity decreased by $4.3 million in 2009, as compared to 2008 and decreased the overall net sales for 2009 by 0.2%. During 2009, net retail store sales were $1.76 billion and increased by 4.0%, or $67.8 million, as compared to 2008, with better than anticipated performance at new and renovated store locations. Total same-store sales increased in 2009 by 1.5% over the prior year. During the year, we opened ten new stores and closed four stores, compared to 15 new stores opened and six stores closed in 2008.

Pharmacy sales increased to $858.1 million in 2009 from $817.5 million in 2008, an increase of 5.0%. The increase in pharmacy sales during 2009 is primarily attributable to strong same-store sales growth and increases in average prescription prices due to branded drug inflation. Pharmacy sales represented 46.7% of total sales, as compared with 46.1% of total sales in 2008. The decline in resale activity reduced the pharmacy sales increase by 0.5% in 2009. Pharmacy net retail sales, which exclude resale activity, increased 6.1% over fiscal 2008. Our pharmacy same-store sales increased by 4.6% from last year, and the same-store average weekly prescriptions filled increased 2.2% during 2009. The percentage of generic drugs dispensed increased by approximately 2.5% over the prior year, negatively impacting the pharmacy same-store sales increase by approximately 3.1%. Generic drugs generally have lower retail sales prices but are more profitable than branded drugs.

Front-end sales increased to $979.4 million in 2009 from $956.5 million in 2008, an increase of 2.4%, and represented 53.3% of total sales, as compared to 53.9% of total sales in 2008. The increase in front-end sales was attributable to new and renovated stores as well as strong performance in the food and beverage categories, over-the-counter products and enhanced merchandise offerings although reduced consumer spending resulting from economic conditions combined to decrease front-end same-store sales by 0.8% in the 2009 fiscal year.

Cost of sales as a percentage of net sales improved to 69.0% in 2009, compared to 69.2% in 2008. The improvement in 2009 reflects the benefits of improved front-end assortments, including increased sales of private-label products, higher rates of generic drug utilization and reductions in the level of front-end inventory shrink. These benefits were partially offset by reductions in the reimbursement rates received from certain third party payors, which include the adverse impact of reduced New York Medicaid reimbursements associated with newly implemented AWP pricing during the fourth quarter of

2009. The newly implemented New York Medicaid AWP pricing resulted in reduced reimbursements of approximately $1.0 million in the fourth quarter of the 2009 fiscal year. Cost of sales includes a LIFO provision of $6.2 million in 2009 as compared to a LIFO provision of $4.0 million in 2008.

Selling, general and administrative expenses were $490.2 million, or 26.7% of net sales, and $476.6 million, or 26.9% of net sales, in 2009 and 2008, respectively. The decrease in the 2009 expense percentage as compared to 2008 is primarily due to a $3.5 million litigation settlement charge in the 2008 fiscal year, which did not recur in the 2009 fiscal year. Excluding the $3.5 million fourth quarter of 2008 litigation settlement charge, the prior year selling, general and administrative expenses were 26.7% of net sales. The $13.6 million increase in selling, general and administrative expenses in 2009 is primarily attributable to increased store occupancy costs associated with new stores, store expansions and lease renewals as well as the additional store payroll and related costs associated with our increased number of stores. The increase was partially offset by approximately $10.1 million reduction in general and administrative costs primarily attributable to cost savings initiatives that were implemented during fiscal 2009.

Depreciation and amortization of property and equipment and intangible assets increased $4.1 million to $72.6 million in 2009, as compared to $68.5 million in 2008. The increase in 2009 is primarily attributable to our increased capital spending on new store locations and recent store renovations.

We incurred store pre-opening expenses of $0.5 million in 2009, attributable to the opening of ten stores, as compared to $0.8 million in 2008, reflecting 15 new stores opened during that period.

The 2009 period included a $0.3 million gain from the sale of pharmacy prescription files.

In 2009, we incurred other expenses of $14.1 million, including costs associated with the closing of various stores ($4.8 million), asset impairment charges ($1.8 million), Oak Hill management fees ($1.25 million), the net costs associated with various matters related to a former CEO (Mr. Cuti) ($5.1 million), and miscellaneous other expenses ($1.0 million). In 2009, the costs associated with Mr. Cuti are net of insurance proceeds of approximately $4.4 million. The 2009 miscellaneous other expenses includes a $0.8 million charge for the potential disgorgement of certain New York Medicaid dispensing fees resulting from the self reporting to the Office of the New York Medicaid Inspector General of an excluded provider list matter. In the corresponding 2008 period, we incurred other expenses of $16.8 million, including asset impairment charges ($7.7 million), costs associated with the closing of various stores ($3.6 million), Oak Hill management fees ($1.25 million), and costs associated with various matters related to Mr. Cuti ($6.0 million). The asset impairment charges are non-cash expenses and are necessary to reduce the carrying value of certain store assets to their estimated fair value. The 2008 other expenses also includes a $1.8 million net benefit related to fair value adjustments to reverse excess liabilities for the phantom stock liability and the profits interest liability as well as additional pension benefit costs related to a March 2006 union contract settlement.

Interest expense for 2009 was $66.6 million, as compared to $52.5 million in 2008. The increase of $14.1 million was primarily attributable to higher interest costs on our long-term debt and the Series B preferred stock, resulting from the completion of a debt refinancing in the third quarter of 2009. In addition, due to the completion of our debt refinancing in the third quarter of 2009, our “no cost” interest rate collar no longer qualifies for hedge accounting, and we reclassified the amounts recorded in accumulated other comprehensive loss into earnings during the third quarter of 2009. This resulted in approximately $4.3 million of additional interest expense for fiscal 2009. All future changes in the fair value of the “no cost” interest rate collar will also be recognized in earnings. The “no cost” interest rate collar expires on December 15, 2010.

The fair value adjustment for the mandatory redemption features of our redeemable preferred stock was $59.0 million in 2009, compared to $2.5 million in 2008. The increase of $56.5 million reflects the increased probability at the end of the 2009 fiscal year of a future liquidity event due to the negotiations which resulted in our previously announced pending acquisition by Walgreens. The valuation approach used to calculate the value of the mandatory redemption feature is a combination of future liquidity event probabilities, risk-adjusted returns, and a net present value analysis. As a result, the fair value of the mandatory redemption features, which are associated with a change of control, has increased substantially at year end. The increased fair value for these features is recognized as a non-operating charge on our statement of operations. Approximately $48.1 million of the $59.0 million fair value charge in 2009 is attributable to the Series B preferred stock, which was issued on August 7, 2009.

In 2009, we recorded an income tax provision of $3.6 million, inclusive of a valuation allowance of $23.0 million, while in 2008, we recorded an income tax provision of $2.0 million, inclusive of a valuation allowance of $30.9 million. The valuation allowances reflect the significant losses incurred in these years, as well as the anticipated financial performance over the next several years and the unlikelihood of recognizing the future tax benefits of the accumulated losses.

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

Pharmacy sales increased to $817.5 million in 2008 from $776.4 million in 2007, an increase of 5.3%, and represented 46.1% of total sales, as compared with 46.0% of total sales in 2007. Resale activity accounted for 2.7% of the pharmacy sales increase, while pharmacy net retail sales accounted for the remaining 2.6% of the increase. Pharmacy same-store sales increased by 3.1% from last year, and third-party reimbursed pharmacy sales represented 93.4% and 93.0% of total prescription sales in 2008 and 2007, respectively. The percentage of generic drugs dispensed increased by 3.9% over the prior year, negatively impacting the pharmacy same-store sales increase by approximately 3.7%, but contributing to an increase in profitability per prescription dispensed. Generic drugs generally have lower retail sales prices but are more profitable for us than branded drugs. The switch of Zyrtec, a prescription allergy medication, to over-the-counter status negatively impacted pharmacy same-store sales by 0.4% during 2008.

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

Cost of sales as a percentage of net sales was 69.2% and 69.7% in 2008 and 2007, respectively. Excluding pharmacy resale activity, cost of sales as a percentage of net retail sales decreased to 67.6% in 2008, compared to 68.6% in 2007. This decrease was primarily attributable to improved front-end assortments, higher rates of generic drug utilization and reductions in the level of inventory shrink losses. Cost of sales includes a LIFO provision of $4.0 million in 2008 as compared to a LIFO provision of $1.6 million in 2007.

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

Net interest expense for 2008 was $52.5 million, compared to $59.5 million in 2007. The decrease of $7.0 million was primarily attributable to lower outstanding borrowings on our asset-based revolving loan facility and lower interest rates on our variable rate debt. At December 27, 2008, the weighted average interest rate on our variable rate debt was 5.2%, as compared to 8.4% at December 29, 2007.

The fair value adjustment for the mandatory redemption features of our redeemable preferred stock was $2.5 million in 2008, compared to $1.5 million in 2007.

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

Liquidity and Capital Resources

Working Capital

Our working capital balance was $26.2 million at December 26, 2009, compared to a working capital deficit of $13.3 million at December 27, 2008. Working capital reflects the classification of outstanding borrowings under our asset-based revolving loan facility of $106.4 million at December 26, 2009 and $144.6 million at December 27, 2008 as current liabilities. This current classification is required because cash receipts controlled by the lenders are used to reduce outstanding debt and we do not meet the criteria under GAAP to classify the debt as long-term, but is not an indication that this asset-based revolving loan facility is expected to be retired within the next year. This facility expires in July 2011 and we intend to continue to access it for our working capital needs throughout its remaining term. The $38.2 million reduction in the balance of our asset-based revolving loan facility at December 26, 2009 as compared to December 27, 2008 is primarily due to the use of a portion of the proceeds from our third quarter 2009 debt refinancing to temporarily reduce outstanding borrowings under our asset-based revolving loan facility. As of December 26, 2009, we had approximately $112.2 million available for borrowing under our asset-based revolving loan facility.

Cash Flow for the Twelve Months Ended December 26, 2009 as Compared to the Twelve Months Ended December 27, 2008

Net cash provided by operating activities was $38.0 million in fiscal 2009 as compared to $44.3 million in the 2008 fiscal year. The decrease in 2009 against the prior year is primarily due to the payment of a previously announced $3.5 million litigation settlement as well as an increased investment in pharmacy inventory in support of maintaining higher in-stock conditions as well as forward-buy purchases.

Net cash used in investing activities in 2009 was $64.4 million, as compared to $47.0 million in 2008. During 2009, we spent $51.6 million on capital expenditures, primarily related to new stores and the remodeling of existing locations, and $13.2 million on the purchase of pharmacy customer files, lease acquisition and other costs, including capitalized software costs. These expenditures were partially offset by $0.4 million of proceeds received from the disposition of certain assets. During the comparable 2008 period, we spent $33.1 million on capital expenditures and $14.4 million on the purchase of pharmacy customer files, lease acquisition and other costs, including capitalized software costs. These expenditures were partially offset by $0.5 million of proceeds received from the disposition of certain assets.

Net cash provided by financing activities was $26.3 million in 2009, compared to $2.7 million in 2008. The net cash provided by financing activities in 2009 reflects our third quarter 2009 debt refinancing transactions and includes the extinguishment of all our existing $210.0 million aggregate principal amount of our senior secured floating rate notes due 2010 and the extinguishment of $143.3 million aggregate principal amount of our 9.75% senior subordinated notes due 2011. The cash outflows for these repayments of debt totaled $336.6 million. In the third quarter 2009 debt refinancing transactions, we received proceeds of $292.3 million resulting from the issuance of $300.0 million of 11.75% senior secured notes due 2015 at 97.417% of par value and proceeds of $124.7 million (net of $0.3 million of expenses) resulting from the issuance of Series B redeemable preferred stock and warrant. We paid fees of approximately $11.0 million to complete the third quarter 2009 debt refinancing transactions. The financing activity for 2009 also reflects a net decrease of $38.2 million in outstanding borrowings under our asset-based revolving loan facility and capital lease payments of $4.8 million.

Net cash provided by financing activities was $2.7 million in the comparable 2008 period and included $2.0 million of proceeds resulting from the purchase of 20,000 shares of Duane Reade Holdings, Inc. common stock by our current CEO. The financing activity in 2008 also reflects a net increase of $3.3 million in outstanding borrowings under our asset-based revolving loan facility and capital lease payments of $4.0 million. During 2008, Oak Hill reimbursed us for a portion of our legal costs incurred in connection with the proceedings relating to a former CEO (Mr. Cuti). The reimbursements totaled $1.5 million and are reflected as an additional capital contribution within financing activities.

Cash Flow for the Twelve Months Ended December 27, 2008 as Compared to the Twelve Months Ended December 29, 2007

Net cash provided by operating activities was $44.3 million in fiscal 2008 as compared to $19.3 million in the 2007 fiscal year. The increase against the prior year reflects the improved operating results in 2008, during which our operating loss was reduced by $8.8 million to $15.8 million from $24.6 million. Our operating losses include non-cash asset impairment charges of $7.7 million in fiscal 2008 and $0.9 million in the 2007 fiscal year. While the asset impairment charges increase our operating loss, they are non-cash in nature. During fiscal 2008, we also benefited from reduced interest expense due to lower interest rates and lower average outstanding borrowings on our asset-based revolving loan facility.

Net cash used in investing activities in 2008 was $47.0 million, as compared to $41.9 million in 2007. The increase is primarily due to capital expenditures for new store openings during 2008. We opened 15 new stores in 2008, compared to ten new stores in 2007. Our capital expenditures in 2008 were $33.1 million compared to $26.1 million in 2007. We had lease acquisition and other investing activities of $14.4 million in 2008, compared to $19.2 million in 2007. Fiscal 2008 cash flow used in investing activities included $0.5 million of proceeds related to the disposition of certain assets, while fiscal 2007 cash flow used in investing activities included $3.3 million of proceeds resulting from similar dispositions.

Net cash provided by financing activities in 2008 was $2.7 million, as compared to $22.6 million in 2007. The 2007 net cash provided by financing activities reflects the issuance of $39.1 million in preferred stock and warrants (net of expenses of $0.3 million), a portion of which was used to fund the acquisition of six Gristedes supermarket leases. As of December 27, 2008, we have opened new stores at each location. Our agreement with Gristedes has expired and we are not obligated to acquire any additional leases. See Note 11 to the notes to our consolidated financial statements contained elsewhere in this report for additional information regarding this transaction.

Operating Capital Requirements

Our operating capital requirements primarily result from opening and stocking new stores, remodeling and renovating existing retail locations, purchasing pharmacy files and the continuing development of management information systems. We opened ten new stores in 2009, 15 new stores in 2008 and ten new stores in 2007. Historically, we have required working capital to support our capital spending and inventory for our existing and new stores. We typically lease our store locations, so acquisitions of real estate are not expected to have a significant impact on our capital requirements.

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

We have incurred losses since the Acquisition date due primarily to the additional depreciation and amortization expense relating to the stepped-up fair value of our assets on the Acquisition date, and increased interest expense on Acquisition indebtedness. We have an accumulated deficit of $522.1 million at December 26, 2009. We have generated positive net cash flows from operations of $38.0 million in fiscal 2009, $44.3 million in fiscal 2008 and $19.3 million in fiscal 2007. We have never been subject to the single quarterly fixed charge financial coverage requirement specified in the asset-based revolving loan facility agreement. The fixed charge financial covenant becomes applicable when borrowings exceed 90 percent of the borrowing base, as defined in the agreement. Historically, our borrowings have never exceeded 90 percent of the borrowing base and we do not expect to exceed this threshold during 2010. If the fixed charge coverage ratio was in effect during fiscal 2009, we would have been in full compliance with the covenant.

In the event we are not acquired by Walgreens, we intend to refinance our asset-based revolving loan facility prior to its July 21, 2011 maturity date. As of December 26, 2009, there was $106.4 million outstanding under the asset-based revolving loan facility. The asset-based revolving loan facility has a maximum borrowing capacity of $225.0 million, subject to certain conditions. We also intend to refinance our senior subordinated notes due 2011 in the amount of $51.7 million prior to their August 1, 2011 maturity date. There can be no assurance that either refinancing will actually take place.

On August 7, 2009, we completed a number of related debt refinancing transactions, including:

•

through a cash tender offer and an optional redemption of the remaining non-tendered securities, we retired all of the existing $210.0 million aggregate principal amount of our senior secured floating rate notes due 2010;

•	through a cash tender offer, we retired $143.3 million aggregate principal amount of our 9.75% senior subordinated notes due 2011, leaving $51.7 million outstanding;

•

we issued $300.0 million of 11.75% senior secured notes due 2015 to provide a portion of the total consideration for the purchase of the senior secured floating rate notes and senior subordinated notes;

•	Oak Hill invested $125.0 million in the form of redeemable preferred equity to provide a portion of the consideration for the purchase of the senior subordinated notes;

•	we amended our asset-based revolving loan facility to permit the transactions;

•	we paid approximately $11.0 million in fees and expenses to complete the refinancing; and

•	we temporarily repaid $70.9 million of outstanding borrowings under our asset-based revolving loan facility with the remaining proceeds of the Oak Hill equity investment.

As a result of these transactions, we reduced our overall leverage, improved our financial flexibility and increased our available liquidity, which will allow us to continue to implement our business plan. Also as a result of these transactions, if we are not ultimately acquired by Walgreens, our annual cash interest expense payable in respect of our outstanding debt securities will increase during 2010, since we expect to pay approximately $40.3 million of annual cash interest on the senior secured notes due 2015 and the remaining senior subordinated notes, compared to approximately $29.6 million of annual cash interest on the previously outstanding senior secured floating rate notes and senior subordinated notes (based on the interest rates in effect as of December 26, 2009 and without giving effect to our current interest rate collar arrangement).

As a result of the amendment of our asset-based revolving loan facility, executed in conjunction with the third quarter 2009 debt refinancing transactions, the rate of interest payable under our asset-based revolving loan facility has increased, since the applicable margins on LIBOR-based loans increased from a range of 1.00% to 2.00% to a range of 2.25% to 3.25%, and the applicable margins on prime rate loans increased from a range of 0.00% to 0.50% to a range of 1.25% to 1.75%. As of December 26, 2009, giving effect to the August 7, 2009 amendment, the asset-based revolving loan facility bore interest at a weighted average annual rate of 3.7%. Also, unused line fees increased from 0.30% to 0.50% per year as a result of the amendment to our asset-based revolving loan facility.

We believe that, based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including revolving loan borrowings under the asset-based revolving loan facility, will be adequate to make required payments on our indebtedness, to fund anticipated capital expenditures and to satisfy our working capital requirements for fiscal 2010. We base this belief on our recent levels of cash flow from operations of $38.0 million in fiscal 2009, projected improvements in working capital management, anticipated levels of capital expenditures and the available borrowing capacity under the $225.0 million asset-based revolving loan facility, which was approximately $112.2 million at December 26, 2009. As of March 22, 2010, our availability was approximately $85.4 million. The decrease in the asset-based revolving loan availability at March 22, 2010 is primarily attributable to the semi-annual payment of interest for our senior secured notes. Our stockholders’ deficit is expected to increase in 2010 due to continued losses; however, this deficit does not impact our liquidity as noted above and has no impact on our debt covenants.

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

Borrowings under the asset-based revolving loan facility bear interest at floating rates. Therefore, our financial condition will be affected by changes in prevailing interest rates. On April 30, 2008, we entered into a hedging transaction through the acquisition of a “no cost collar.” Under this arrangement, we capped our exposure on $210.0 million of LIBOR-based borrowings at a maximum LIBOR rate of 5.2%. In addition, we established a minimum “floor” LIBOR rate of 2.6%, in line with then current LIBOR rates. At December 26, 2009, the LIBOR rate in effect was approximately 0.3%, which was below the minimum rate specified under the “no cost collar.” As a result, the “no cost collar” increased the effective annual interest rate on our LIBOR- based borrowings from approximately 3.7% to 8.3%. The interest rate collar expires on December 15, 2010.

There are no credit ratings related triggers in our asset-based revolving loan facility that would impact the cost of borrowing, annual amortization of principal or related indebtedness maturity.

Debt

Asset-Based Revolving Loan Facility. Our asset-based revolving loan facility has a maximum borrowing capacity of $225.0 million, subject to a borrowing base calculation based on specified advance rates against the value of our inventory, pharmacy prescription files and accounts receivable. Our asset-based revolving loan facility matures on July 21, 2011.

Our asset-based revolving loan facility includes a $50.0 million sub-limit for the issuance of letters of credit. Obligations under the revolving loan facility are collateralized by a first-priority interest in inventory, receivables, pharmacy prescription files, deposit accounts and certain other current assets. Under our asset-based revolving loan facility, Duane Reade GP is the sole obligor. However, our asset-based revolving loan facility is guaranteed on a full and unconditional basis by us, Duane Reade Inc. and each of our other domestic subsidiaries other than the obligor.

Our asset-based revolving loan facility contains a single fixed charge coverage requirement which only becomes applicable when borrowings exceed 90 percent of the borrowing base, as defined in the agreement governing our asset-based revolving loan facility. Borrowings under our asset-based revolving loan facility have not exceeded 90 percent of the borrowing base and, as a result, the fixed charge covenant has not become applicable. There are no credit ratings related triggers in our asset-based revolving loan facility that would impact the cost of borrowing, annual amortization of principal or related indebtedness maturity.

On September 28, 2007, our asset-based revolving loan facility was amended to exclude from the definition of “Capital Expenditures” any expenditure made with the proceeds of any equity securities issued or capital contributions received by us.

On August 7, 2009, the asset-based revolving loan facility was amended to, among other things, increase the applicable margins. Giving effect to those amendments, revolving loans under our asset-based revolving loan facility, at our option, bear interest at either:

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

The August 7, 2009 amendment also increased unused line fees and commitment fees from 0.30% per year to 0.50% per year. Borrowings under the asset-based revolving loan facility continue to be primarily LIBOR-based. At December 26, 2009 and December 27, 2008, our asset-based revolving loan facility bore interest at a weighted average annual rate of 3.7% and 3.5%, respectively.

At December 26, 2009, there was $106.4 million outstanding under the asset-based revolving loan facility, and approximately $112.2 million of remaining availability, net of $6.35 million reserved for outstanding standby letters of credit. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt and we do not meet the criteria under GAAP to classify the debt as long-term.

Senior Secured Notes due 2015. On August 7, 2009, Duane Reade Inc. and Duane Reade GP completed an offering of $300.0 million aggregate principal amount of 11.75% senior secured notes due 2015. The senior secured notes due 2015 were issued at 97.417% of par value. The senior secured notes due 2015 mature on August 1, 2015 and bear interest at 11.75% per annum payable in semi-annual installments on February 1 and August 1, commencing on February 1, 2010.

We guarantee the senior secured notes due 2015 on a full and unconditional, senior secured basis. Duane Reade Inc. and Duane Reade GP are co-obligors under the senior secured notes due 2015. The senior secured notes due 2015 rank equally in right of payment with any of our, Duane Reade Inc.’s or Duane Reade GP’s unsubordinated indebtedness and senior in right of payment to any of our, Duane Reade Inc.’s or Duane Reade GP’s subordinated or senior subordinated indebtedness. All obligations under the senior secured notes due 2015 are guaranteed on a senior basis by each of our existing subsidiaries, other than Duane Reade Inc. and Duane Reade GP, and will be guaranteed by future subsidiaries of Duane Reade Inc. and Duane Reade GP except certain foreign and certain domestic subsidiaries. The senior secured notes due 2015 and the guarantees are collateralized by a first priority interest in substantially all of Duane Reade Inc. and Duane Reade GP’s assets other than those assets in which the lenders under the asset-based revolving loan facility have a first priority interest and certain excluded assets defined in the indenture. The senior secured notes due 2015 and the guarantees are also collateralized by a second priority interest in all collateral pledged on a first priority basis to lenders under the asset-based revolving loan facility.

Upon the occurrence of specified change of control events, Duane Reade Inc. and Duane Reade GP will be required to make an offer to repurchase all of the senior secured notes due 2015 at 101% of their outstanding principal amount plus accrued and unpaid interest to the date of repurchase. The indenture governing the senior secured notes due 2015 contains certain affirmative and negative covenants that limit the ability of Duane Reade Inc., Duane Reade GP and their restricted subsidiaries, as defined, to incur additional indebtedness, pay dividends, make repayments on indebtedness that is subordinated to the senior secured notes due 2015 and to make certain other restricted payments, incur certain liens, use proceeds from sales of assets, enter into business combination transactions (including mergers, consolidations and asset sales), enter into sale-leaseback transactions, enter into transactions with affiliates and permit restrictions on the payment of dividends by restricted subsidiaries. The indenture governing the senior secured notes due 2015 contains customary events of default, which, if triggered, may result in the acceleration of the indebtedness outstanding under the indenture. There are no credit ratings related triggers in the indenture governing the senior secured notes due 2015 that would impact the cost of borrowing, annual amortization of principal or related indebtedness maturity. The indenture governing the senior secured notes due 2015 does not contain financial maintenance covenants.

Senior Subordinated Notes due 2011. On July 30, 2004, Duane Reade Inc. and Duane Reade GP co-issued $195.0 million of the 9.75% senior subordinated notes due 2011. The senior subordinated notes mature on August 1, 2011 and bear interest at 9.75% per annum payable in semi-annual installments on February 1 and August 1. The senior subordinated notes are uncollateralized obligations and subordinated in right of payment to all Duane Reade Inc.’s and Duane Reade GP’s existing and future unsubordinated indebtedness, including borrowings under our asset-based revolving loan facility and the senior secured notes. The senior subordinated notes rank equally with any future senior subordinated indebtedness and senior to any future subordinated indebtedness. The senior subordinated notes are guaranteed on an uncollateralized, senior subordinated basis by us and all of Duane Reade Inc.’s existing direct and indirect domestic subsidiaries other than Duane Reade GP, which is a co-obligor under the senior subordinated notes.

As a result of the completion of the offers to purchase and the related solicitation of consents, on August 7, 2009 we retired $143.3 million of the outstanding principal amount of the senior subordinated notes and amended the indenture governing the senior subordinated notes to eliminate substantially all of the restrictive covenants and certain events of default in such indenture. Subsequent to the completion of the offers to purchase and the related solicitation of consents, $51.7 million of the senior subordinated notes remains outstanding.

There are no credit ratings related triggers in the indenture governing the senior subordinated notes that would impact the cost of borrowing, annual amortization of principal or related indebtedness maturity.

Other Factors Influencing our Liquidity

Four of our stores have leases scheduled to expire before the end of fiscal 2010. Subsequent to the end of our 2009 fiscal year, we entered into a new lease for one of the four stores and we entered into a new lease that will allow us to relocate one of the four stores. We also operate one store under a month-to-month lease.

The five stores discussed above generated approximately 2.2% of our net sales for fiscal 2009.

As of December 26, 2009, approximately 5,200 of our approximately 7,000 employees were represented by various labor unions and were covered by collective bargaining agreements. Pursuant to the terms of the collective bargaining agreements covering these employees, we are required, in some instances, to pay specified increases in salary and benefits contributions relating to the member employees. We do not believe that these increases will have a material impact on our liquidity or results of operations. Our collective bargaining agreements with the RWDSU/Local 338 and Local 340A unions, who, on a combined basis represent approximately 4,700 of the employees in all of our stores, will expire on December 31, 2012.

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

The following tables provide information with respect to our commitments and obligations as at December 26, 2009:

	Payments due by Period
Contractual Cash Obligations	Total	Within 1 year	Within 1-3 years	Within 3-5 years	After 5 years
	(dollars in thousands)
Long-Term Debt(1)	$351,764	$—	$51,709	$—	$300,055
Asset-Based Revolving Loan Facility(2)	106,421	—	106,421	—	—
Capital Lease Obligations(3)	7,401	3,825	2,287	1,289	—
Operating Leases(4)	1,698,059	155,773	310,002	286,601	945,683
Closed Store Costs(5)	7,174	2,609	1,539	1,128	1,898
Fixed Interest Payments(6)	224,941	40,292	75,962	70,500	38,187
Variable Interest Payments(7)	3,676	3,393	283	—	—
Severance Payments(8)	177	66	16	15	80
Redeemable Preferred Stock(9)	164,400	—	—	—	164,400
Redeemable Preferred Stock Dividends(9)	475,102	—	—	—	475,102

Total Contractual Cash Obligations(10)	$3,039,115	$205,958	$548,219	$359,533	$1,925,405

(1)	These amounts include $51.7 million of outstanding senior subordinated notes due in 2011, $300.0 million of outstanding senior secured notes due in 2015 and $55,000 outstanding under the senior convertible notes due in 2022.
(2)	At December 26, 2009, approximately $106.4 million was outstanding and a further $112.2 million was available for borrowing under our asset-based revolving loan facility. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt and we do not meet the criteria under GAAP to classify the debt as long-term. However, this is not an indication that this credit facility is expected to be retired within the next year.
(3)	Note 13 to the consolidated financial statements provides further detail on our Capital Lease obligations.

(4)	Note 18 to the consolidated financial statements provides further detail on Operating Lease obligations.
(5)	In the normal course of its business, we will close store locations prior to the store location’s lease expiration and establish reserves for costs anticipated to be incurred in connection with such store closings. The balance of the reserve is expected to be utilized primarily for occupancy-related costs in the closed stores.
(6)	Reflects interest payable on the $300.0 million outstanding senior secured notes and $51.7 million outstanding senior subordinated notes.
(7)	The estimated interest payments for our variable rate debt are calculated using the outstanding balances and interest rates applicable as of December 26, 2009. Borrowings under our variable rate debt are primarily LIBOR-based.

At December 26, 2009, we have a “no cost” interest rate collar initially designed to hedge interest rate variability on portions of our LIBOR-based borrowings. As a result of our August 2009 debt refinancing transactions, the “no cost” interest rate collar no longer qualified for hedge accounting and we reclassified the balance of our accumulated other comprehensive loss into interest expense. At December 26, 2009, the LIBOR rate in effect was approximately 0.3%, which was below the minimum rate specified under the “no cost collar.” The fair value of the interest rate collar resulted in a liability of $4.3 million at December 26, 2009. This arrangement expires on December 15, 2010. We will recognize any future changes in the fair value of the interest rate collar in our statement of operations. The potential payments due under the interest rate collar are not included in the above table since the actual payments will vary with LIBOR rates.

(8)	Includes amounts owed to former employees and also reflects future health insurance premium payments specified under the employment contract with a former CEO (Mr. Cuti), which are required to be made by us in connection with his replacement on November 21, 2005. In an ongoing arbitration between Mr. Cuti and us (explained in more detail in Item 3 – Legal Proceedings), we are seeking, among other forms of relief, rescission of employment agreements entered into between us and Mr. Cuti, the return of all compensation paid under the employment agreements, including the benefits described in this footnote, and other monetary damages.
(9)	The Series A redeemable preferred stock has a 12-year mandatory redemption date from the issuance date and provides for an annual cash dividend of 10% payable quarterly, subject to being declared by our Board of Directors. The Series B redeemable preferred stock has a mandatory redemption date of December 27, 2018 and provides for an annual cash dividend of 15% payable quarterly, subject to being declared by our Board of Directors. To the extent the dividends are not paid in cash, the dividends will cumulate on a quarterly basis to the extent not paid quarterly. The payments of these dividends are currently restricted under the agreements governing our outstanding indebtedness, so we have reflected the dividends in the table above as not being payable until the mandatory redemption date. Both series of preferred stock will be immediately redeemable from time to time without penalty at our option, and we will also be required to redeem all outstanding shares of the preferred stock upon a change of control.

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

We will not be required to redeem either series of preferred stock upon a change of control or on the mandatory redemption date, or pay cash dividends at any time when such redemption is expressly prohibited under the asset-based revolving loan facility. The probability of a future liquidity event substantially increased at December 26, 2009 due to negotiations which resulted in our pending acquisition by Walgreens.

(10)	This table excludes contributions under our various multi-employer pension, health and welfare plans, which totaled $11.7 million in the 2009 fiscal year.

			Amount of Commitment Expiration per Period
Other Commercial Commitments	Total Amounts Committed	Within 1 year	After 1-3 years	3-5 years	5 years
	(dollars in thousands)
Standby Letters of Credit(1)	$6,346	$5,546	$800	$—	$—

Total Commercial Commitments	$6,346	$5,546	$800	$—	$—

(1)	The standby letters of credit are renewed on an annual basis, unless otherwise requested by the beneficiary.

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

In connection with the November 21, 2005 replacement of Mr. Cuti as our CEO, Mr. Cuti’s employment contract specified payments to Mr. Cuti in cash totaling up to $6.6 million, which has been paid by us. In addition, the employment contract provides for continued health insurance coverage for Mr. Cuti during the 25-month period following termination and, upon expiration of that period, if Mr. Cuti is not otherwise eligible under another employer’s comparable medical plan, lifetime retiree medical benefits at a cost not to exceed $50,000 annually. In an ongoing arbitration between Mr. Cuti and us (explained in more detail in “Item 3. Legal Proceedings”), we are seeking, among other forms of relief, rescission of employment agreements entered into between us and Mr. Cuti, the return of all compensation paid under the employment agreements, including the benefits described in this paragraph, and other monetary damages.

In connection with the Acquisition, Mr. Cuti was granted equity interests in Duane Reade Shareholders, LLC and Duane Reade Holdings, Inc., consisting of options to purchase shares of our common stock and a profits interest in Duane Reade Shareholders, LLC. Mr. Cuti’s employment contract provides that, as a result of his replacement on November 21, 2005, he had the right to require us to purchase for cash, to be paid over a two year period, all or a portion of these equity interests as he may designate, at a value determined in accordance with a formula. In connection with his replacement, we have treated all of his equity interests as having vested. The options have expired unexercised, and the profits interest will have no value unless the value of Duane Reade Shareholders, LLC and Duane Reade Holdings, Inc., respectively, appreciate following the Acquisition. Mr. Cuti’s purchase right will be suspended at any time when the exercise of such purchase rights would result in a default under the financing arrangements of Duane Reade Shareholders, LLC, Duane Reade Holdings, Inc. or Duane Reade Inc. On December 21, 2005, Mr. Cuti provided notice to Duane Reade Inc. that he was exercising his repurchase right to cause us to repurchase 5% of his profits interest. Pursuant to the procedures outlined in the new employment agreement, Duane Reade Inc. has advised him that his profits interest as of December 21, 2005 was determined to have no value. The benefits described in this paragraph were all granted under an employment agreement between Mr. Cuti and us. In an ongoing arbitration between Mr. Cuti and us (explained in more detail in “Item 3. Legal Proceedings”), we are seeking, among other forms of relief, rescission of employment agreements entered into between us and Mr. Cuti and the return of all compensation paid under the employment agreements, including the benefits described in this paragraph. The determination that Mr. Cuti’s profits interest as of December 21, 2005 had no value is also one of several subjects specifically at issue in the arbitration.

In connection with the assignment of certain store leases to third parties during 2008 and 2007, we continue to provide secondary guarantees on the lease obligations for the assigned stores. The respective purchasers have assumed our obligations under these leases and are primarily liable for these obligations. Although we believe it to be unlikely, assuming that each respective purchaser became insolvent, management estimates that we could settle these obligations for amounts substantially less than the aggregate obligation of $24.6 million as of December 26, 2009. The obligations are for varying terms dependent upon the respective lease, the longest of which lasts through May 31, 2022.

Off-Balance Sheet Arrangements

We are not a party to any agreements with, or commitments to, any special purpose entities that would constitute material off-balance sheet financing other than the items listed above.

Critical Accounting Estimates

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting estimates that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these estimates and how they impact our financial reporting to gain a more complete understanding of our consolidated financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting estimates are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting estimates and related risks described in the paragraphs below are those that depend most heavily on these judgments and estimates.

Receivables—Reserves for Uncollectible Accounts

At December 26, 2009 and December 27, 2008, accounts receivable included $42.6 million and $40.7 million, respectively, representing amounts due from various insurance companies, pharmacy benefit management companies and governmental agencies under third party payment plans for prescription sales made prior to those dates. Our accounting policy, which is based on our past collection experience, is to fully reserve for all pharmacy receivables over 120 days old that are unpaid at the evaluation date and deemed uncollectible, as well as any other pharmacy receivables deemed potentially uncollectible. Pharmacy receivables other than Medicaid are adjudicated at the point of sale and do not generally have issues of collectability. There was approximately $0.3 million and $0.1 million reserved for uncollectible pharmacy receivables at December 26, 2009 and December 27, 2008, respectively. Other receivables, which primarily consist of amounts due from vendors, are reserved for based upon a specific application of our historical collection experience to the total aged receivable balance. We have an aggregate allowance for doubtful accounts of approximately $2.4 million and $1.7 million at December 26, 2009 and December 27, 2008, respectively.

Inventory Shrink Estimates

We perform front-end and pharmacy physical inventories in all of our stores at least once per year on a staggered cycle basis and we cycle count inventories at our distribution centers throughout the year. Inventories are valued using the average specific item cost, last-in, first-out (LIFO) method reduced by estimated inventory shrink losses for the period between the last physical inventory in each store and the balance sheet date. These shrink estimates are based on the latest store trends. At December 26, 2009 and December 27, 2008, a change in this shrink estimate of 1.0% of front-end sales would impact year-to-date pre-tax earnings and related reserves by approximately $3.2 million and $3.6 million, respectively. To the extent that personal disposable income declines as a result of rising unemployment, higher taxes, reduced bonus income, falling housing prices, higher consumer debt levels, increased energy costs or other macroeconomic factors, we may encounter increased levels of shrink.

Insurance Liabilities and Reserves

At December 26, 2009 and December 27, 2008, there were $4.5 million and $4.7 million of accrued general liability claim costs, respectively, that primarily related to the gross amount payable for customer accident claims. Our policy is to recognize a liability for the estimated projected ultimate settlement value of these claims as well as a provision for incurred but unreported claims as of each balance sheet date. These estimates are made based on a review of the facts and circumstances of each individual claim using experienced third party claims adjustors. These estimates are also reviewed and monitored on an ongoing basis by management. For a majority of the claims, the maximum self-insured portion of any individual claim amounts to $250,000, although our historical claim settlement experience is significantly lower. We carry primary general liability insurance coverage (above the self-insured limit) of $15 million and also have a general liability umbrella policy that provides an additional $100 million of insurance coverage beyond the primary limit. At December 26, 2009, there were 246 outstanding claims with an average projected settlement value of approximately $18,151, as compared to 234 outstanding claims with an average projected settlement value of approximately $20,274 at December 27, 2008.

Impairment of Long-Lived Assets

At December 26, 2009, we had net fixed assets of $199.1 million and other net intangible assets consisting of favorable leases and other lease acquisition costs of $56.5 million, customer lists of $20.4 million, capitalized software of $20.6 million and non-competition agreements of $0.4 million. Our policy is to evaluate our intangible and long-lived assets, exclusive of goodwill and indefinite-lived intangible assets, for impairment when circumstances indicate that impairment may have occurred. These circumstances include, but are not limited to, a significant adverse change in legal factors or in the business climate, adverse action or assessment by a regulator, unanticipated competition or the loss of key personnel. When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate the amount of the impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated future cash flows. We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. Any such write downs would result in a non-cash operating loss. Our impairment loss calculations can be affected by uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows. Using the impairment evaluation methodology described, we recorded long-lived asset impairment charges totaling $1.8 million and $7.7 million, in the aggregate, during fiscal 2009 and fiscal 2008, respectively. With respect to the testing of our long-lived assets for impairment, we may be required to record additional asset impairment charges in the future if the general economic downturn persists and if there is a prolonged period of economic weakness in the markets we serve.

Impairment of Goodwill and Intangible Assets

At December 26, 2009, the carrying value of our goodwill and our trade name was approximately $69.5 million and $46.0 million, respectively. Goodwill and indefinite lived intangibles are not amortized but are evaluated annually as of the year end balance sheet date and between annual tests in certain circumstances as required under ASC Topic 350 (formerly SFAS No. 142, “Goodwill and Other Intangible Assets”). The process of evaluating our goodwill and our trade name for impairment involves the determination of fair value. Inherent in such fair value determinations are certain judgments and estimates, including a projection of future cash flows, the interpretation of economic indicators and market valuations, assumptions in our business plans and other quantitative and qualitative analyses.

We assess our goodwill and our trade name for impairment annually at the end of our fiscal year and in interim periods if certain events occur indicating the carrying value may be impaired. We perform our analysis for potential impairment in accordance with ASC Topic 350, which requires that a two-step impairment test be performed on goodwill. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds its carrying value, goodwill is not impaired, and no further testing is required. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value then an impairment loss is recorded equal to the difference. We have concluded that we operate in a single reportable operating segment, with each store representing a component of the operating segment. All of our stores are operated as a single business within a single geographic market and satisfy the aggregation criteria specified under GAAP.

We have incurred losses since our acquisition on July 30, 2004, due primarily to the additional depreciation and amortization expense relating to the stepped-up fair value of our assets on the Acquisition date, and increased interest expense on Acquisition indebtedness. We have an accumulated deficit of $522.1 million at December 26, 2009. We have generated positive net cash flows from operations of $38.0 million in fiscal 2009, $44.3 million in fiscal 2008 and $19.3 million in fiscal 2007.

Our common and preferred stock is privately held, and there is no active market that can provide a valuation of our equity. As a result, to calculate the fair value of our reporting unit for goodwill impairment testing, we utilize a discounted cash flow (“DCF”) approach. A comparable company market value approach is utilized to corroborate the concluded fair value of the reporting unit by comparing the trading multiples of selected publicly traded benchmark companies to our implied multiples based on the results of the DCF analysis. Our evaluation of goodwill as of December 26, 2009 resulted in no impairment charge. The goodwill impairment at December 26, 2009 was avoided by a significant margin and reasonably likely changes in the major assumptions would not have changed the overall results. For example, an additional percentage point increase in the discount rate utilized in the first step of the analysis would not have resulted in an indication of impairment and the performance of the second step of the analysis (all other inputs remaining the same).

To calculate the fair value of the trade name, we utilize a royalty savings methodology. Execution of the royalty savings methodology requires a projection of expected future annual revenue of the business as well as the selection of an appropriate discount rate to present value the royalty savings. A one percentage point increase in the discount rate utilized in our most recent analysis of our trade name would not have resulted in an indication of impairment for our trade name.

We may be required to perform an additional interim impairment review if circumstances similar to those listed above, under the caption “Impairment of Long-Lived Assets,” indicate that impairment may have occurred. We may be required to recognize an impairment charge at the time an interim or future annual impairment review is performed, depending in part on our estimated fair value. These types of analyses can be affected by uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and to estimate industry economic factors, as well as the profitability of future business strategies and the selection of an appropriate discount rate that reflects the risk inherent in future cash flows. If actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

Closed Store Reserve

We occasionally vacate store locations prior to the expiration of the related lease. For vacated locations that are under long-term leases, we record an expense for our future lease payments and related occupancy costs (e.g., real estate taxes and common area maintenance) from the date of closure through the end of the remaining lease term, net of expected future sublease rental income. Our closed store reserve contains uncertainties because management is required to make assumptions and to apply judgment to estimate the duration of future vacancy periods, the amount and timing of future settlement payments, and the amount and timing of potential sublease rental income. When making these assumptions, management considers a number of factors, including historical settlement experience, the owner of the property, the location and condition of the property, the terms of the underlying lease, the specific marketplace demand and general economic conditions. At December 26, 2009 and December 27, 2008, we had a total closed store reserve of $7.2 million and $8.2 million, respectively. We may be required to adjust our closed store reserve in a future period if we decide to vacate a store location prior to the expiration of the related lease or if we are required to change an assumption or other estimates that require management judgment.

Other Loss Contingencies

Liabilities for loss contingencies are recorded when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Loss contingencies often take years to resolve and can involve complicated litigation matters and potential regulatory actions, the outcomes of which are difficult to predict. Our estimates are developed in consultation with in-house and outside counsel, and are based upon our current litigation and settlement strategies. To the extent additional information arises or our strategies change, it is possible that our best estimate of the probable liability may also change. At December 26, 2009 and December 27, 2008, we recorded loss contingencies for legal settlement costs of $0.8 million and $3.8 million, respectively. The recorded loss contingency at December 26, 2009 relates to a matter that we self-reported to the State of New York Office of the Medicaid Inspector General (the “OMIG”) relating to certain pharmacists who were inadvertently employed by us while they were excluded from participating in the Medicare and/or New York State Medicaid programs at various timeframes between 2001 and 2008. We are currently in discussion with the OMIG regarding certain Medicaid reimbursements received by us and related to the activities of these pharmacists. We have communicated to the OMIG our belief that payments received by us for the cost of prescriptions dispensed do not represent overpayments. Due to the inherent uncertainty of the matter, there can be no assurance that this matter will be resolved for the amount recorded by us at December 26, 2009, and we may be required to repay the total amount of Medicaid reimbursement received from the State of New York for the prescriptions dispensed by some or all of the excluded pharmacists. If we are required to repay the total amount of Medicaid reimbursement received for the prescriptions dispensed by some or all of the excluded pharmacists, the payment may range as high as $15.7 million. The recorded loss contingency at December 27, 2008 includes a $3.5 million litigation settlement for two class action lawsuits that was recorded in the fourth quarter of 2008. We paid the $3.5 million litigation settlement in August 2009. See “Item 3. Legal Proceedings” included elsewhere in this report for further discussion of our legal proceedings at December 26, 2009.

Fair Value Measures

We have certain financial instruments that are accounted for at fair value. Since the financial instruments are not traded, they are valued using valuation models that require judgment and inputs that are generally unobservable. Since judgment and unobservable inputs are involved in determining the fair value of these financial instruments, there is a risk that the carrying value of financial instruments may be overstated or understated. In 2007, we issued Series A preferred stock and common stock warrants in connection with the acquisition of Gristedes store leases. In accordance with ASC Topic 480 (formerly SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”), we have recorded the portion of the proceeds that are attributable to the Series A preferred stock ($30.7 million) as a liability because of the mandatory redemption feature. The remaining amount of $8.4 million (net of $0.3 million of expenses) was ascribed to the Series A warrants, based on a relative fair value basis, and is recorded within additional paid-in capital.

During the third quarter of 2009, we completed a number of debt refinancing transactions, including the issuance of Series B preferred stock and a common stock warrant. In accordance with ASC Topic 480, we have recorded the portion of the proceeds that are attributable to the Series B preferred stock ($86.0 million) as a liability because of the mandatory redemption feature. The remaining amount of $38.7 million (net of $0.3 million of expenses) was ascribed to the Series B warrants, based on a relative fair value basis, and is recorded within additional paid-in capital.

The valuation of the mandatory redemption features for the preferred stock requires us to estimate the probability of events which may require the mandatory redemption of our preferred stock. Our previously announced pending acquisition by Walgreens has substantially increased the probability of a future liquidity event at December 26, 2009 and the fair value of the mandatory redemption feature for our preferred stock, which is associated with a change of control, has increased substantially. The increased values for these features have been recognized as a fair value charge on our statement of operations. At December 26, 2009 and December 27, 2008, we recorded a liability of $16.5 million and $5.6 million, respectively for the mandatory redemption feature of the Series A preferred stock. At December 26, 2009, we recorded a liability of $57.0 million for the mandatory redemption feature of the Series B preferred stock.

Other significant financial instruments whose fair value is recorded within our consolidated financial statements include a liability for an interest rate collar, a liability for phantom stock, compensation expense for stock options granted by the Company and a liability for the profits interest of a former CEO (Mr. Cuti).

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

Inflation

We believe that inflation has not had a material impact on our results of operations during the three years ended December 26, 2009. Our inventories are stated at the lower of cost or market with cost determined using the specific item average cost LIFO method. In future periods, we may be required to record additional LIFO charges within our cost of sales if inflation rises significantly.

Recently Issued Accounting Pronouncements

During the third quarter of 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2009-01, “Amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (the “Codification”). The Codification became the single source of authoritative accounting principles generally accepted in the United States (“GAAP”), other than rules and interpretive releases issued by the United States Securities and Exchange Commission (“SEC”). The Codification reorganized GAAP into a topical format that eliminates the previous GAAP hierarchy and instead established two levels of guidance – authoritative and non-authoritative. All non-grandfathered, non-SEC accounting literature that was not included in the Codification became non-authoritative. The adoption of the Codification did not change previous GAAP, but rather simplified user access to all authoritative literature related to a particular accounting topic in one place. Accordingly, the adoption had no impact on our consolidated financial position and results of operations. All prior references to previous GAAP in this Form 10-K have been updated for the new references under the Codification.

In October 2009, the FASB issued new accounting guidance related to the recognition of revenue for multiple-deliverable arrangements. Under the new guidance, revenue may be allocated to the different elements in an arrangement based on relative estimated sales price. In October 2009, the FASB issued new accounting standards altering the scope of revenue recognition guidance for software deliverables to exclude items sold that include hardware with software that is essential to the hardware's functionality. This new guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are still assessing the potential impact of adopting this new guidance, but we do not expect adoption to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued new authoritative guidance amending the accounting for transfers of financial assets. Key provisions of this amended guidance include (i) the removal of the concept of qualifying special purpose entities, (ii) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred, and (iii) the requirement that to qualify for sale accounting the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. Additionally, this guidance requires enhanced disclosures about transfers of financial assets and a transferor's continuing involvement. This guidance became effective for us beginning December 27, 2009, the first day of our 2010 fiscal year. The adoption of the guidance has not had a material impact on our consolidated financial statements.

In June 2009, the FASB issued authoritative guidance to amend the manner in which entities evaluate whether consolidation is required for variable interest entities (VIEs). The model for determining whether an enterprise has a controlling financial interest and is the primary beneficiary of a VIE has changed significantly under the new guidance. Previously, variable interest holders had to determine whether they had a controlling financial interest in a VIE based on a quantitative analysis of the expected gains and/or losses of the entity. In contrast, the new guidance requires an enterprise with a variable interest in a VIE to qualitatively assess whether it has a controlling financial interest in the entity and, if so, whether it is the primary beneficiary. Furthermore, this guidance requires that companies continually evaluate VIEs for consolidation, rather than assessing VIEs based only upon the occurrence of triggering events. This guidance also requires enhanced disclosures about how a company's involvement with a VIE affects its financial statements and exposure to risks. The guidance became effective for us beginning December 27, 2009, the first day of our 2010 fiscal year. The adoption of the guidance has not had a material impact on our consolidated financial statements.

In May 2009, the FASB issued guidance establishing general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. We adopted this guidance effective with the issuance of our financial statements for the quarterly period ended June 26, 2009.

We adopted ASC Topic 820 for nonfinancial assets and nonfinancial liabilities effective December 28, 2008, the first day of our 2009 fiscal year. The adoption did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued new guidance related to disclosures about derivative instruments and hedging activities. This guidance, which enhances the disclosure related to derivative instruments and hedging activities to improve the transparency of financial reporting, is effective for fiscal years and interim periods beginning after November 15, 2008. We adopted this guidance effective December 28, 2008, the first day of our 2009 fiscal year. The adoption did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued new guidance related to the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. This guidance, which does not change the criteria for consolidating a partially owned entity, is effective for fiscal years beginning after December 15, 2008. We adopted this guidance effective December 28, 2008, the first day of our 2009 fiscal year. The adoption has not had a material impact on our consolidated financial statements.

In December 2007, the FASB issued new guidance related to the accounting for business combinations. This guidance, which establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill and non-controlling interests and provides disclosure requirements related to business combinations, is effective for fiscal years beginning after December 15, 2008. We adopted this guidance effective December 28, 2008, the first day of our 2009 fiscal year, and has applied the guidance prospectively to business combinations with an effective date on or after December 28, 2008. The adoption has not had a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial results are subject to risk from interest rate fluctuations on debt, which carries variable interest rates. Our variable rate debt outstanding at December 26, 2009 consists of $106.4 million of borrowings under the asset-based revolving loan facility. At December 26, 2009, the weighted average combined interest rate in effect on all variable rate debt outstanding was 3.7%, without giving effect to our interest rate collar. A 0.50% change in interest rates applied to the $106.4 million balance of floating rate debt would affect pre-tax annual results of operations by approximately $0.5 million. In addition, there were also $300.0 million of senior secured notes, $51.7 million of senior subordinated notes and $55,000 of senior convertible notes outstanding at December 26, 2009. The senior secured notes bear interest payable semi-annually at a fixed rate of 11.75% and are not subject to risk from interest rate fluctuation. The senior subordinated notes and senior convertible notes bear interest payable semi-annually at fixed rates of 9.75% and 3.75%, respectively, and are therefore also not subject to risk from interest rate fluctuations.

On April 30, 2008, we entered into a hedging transaction through the acquisition of a “no cost collar.” Under this arrangement, we capped our exposure on $210.0 million of LIBOR-based borrowings at a maximum LIBOR rate of 5.2%. In addition, we established a minimum “floor” LIBOR rate of 2.6%, in line with then current LIBOR rates. The changes in the fair value of the hedge agreement are reflected in interest expense within the statement of operations. At December 26, 2009, the LIBOR rate in effect was approximately 0.3%, which was below the minimum rate specified under the “no cost collar.” As a result, the “no cost collar” increased the effective annual interest rate on our LIBOR-based borrowings from 3.7% to approximately 8.3%. The calculation of the fair value of the “no cost collar” resulted in a liability of $4.3 million at December 26, 2009. The interest rate collar expires on December 15, 2010.

The principal objective of our investment management activities is to maintain acceptable levels of interest rate and liquidity risk to facilitate our funding needs. As part of our risk management, we may continue to use derivative financial products such as interest rate hedges and interest rate swaps in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DUANE READE HOLDINGS, INC

AUDITED FINANCIAL STATEMENTS

Index

Reports of Independent Registered Public Accounting Firm	58
Consolidated Statements of Operations— For the fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007	60
Consolidated Balance Sheets— As of December 26, 2009 and December 27, 2008	61
Consolidated Statements of Cash Flows— For the fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007	62
Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)— For the fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007	63
Notes to Consolidated Financial Statements	64
Schedule II—Valuation and Qualifying Accounts	142

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Duane Reade Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Duane Reade Holdings, Inc. and subsidiaries (the “Company”) as of December 26, 2009 and December 27, 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 26, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duane Reade Holdings, Inc. and subsidiaries as of December 26, 2009 and December 27, 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 26, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Duane Reade Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 25, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 25, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Duane Reade Holdings, Inc.:

We have audited Duane Reade Holdings, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Duane Reade Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Duane Reade Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Duane Reade Holdings, Inc. and subsidiaries as of December 26, 2009 and December 27, 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 26, 2009, and our report dated March 25, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
March 25, 2010

DUANE READE HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands)

	Fiscal Year Ended December 26, 2009	Fiscal Year Ended December 27, 2008	Fiscal Year Ended December 29, 2007
Net sales	$1,837,499	$1,774,029	$1,686,752
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,268,094	1,227,129	1,176,376
Selling, general & administrative expenses	490,164	476,574	446,696
Depreciation and amortization	72,609	68,539	73,080
Store pre-opening expenses	532	797	600
Gain on sale of pharmacy files	(321)	—	(1,337)
Other (Note 16)	14,053	16,808	15,948

Operating loss	(7,632)	(15,818)	(24,611)
Interest expense, net	66,581	52,464	59,464
Fair value adjustments for mandatory redemption features of redeemable preferred stock	58,989	2,451	1,513
Gain on debt extinguishment, net (Note 9)	(12,463)	—	—

Loss before income taxes	(120,739)	(70,733)	(85,588)
Income tax expense	3,557	2,045	2,192

Net loss	$(124,296)	$(72,778)	$(87,780)

See accompanying notes to consolidated financial statements.

DUANE READE HOLDINGS, INC.

Consolidated Balance Sheets

(Dollars in thousands)

	December 26, 2009	December 27, 2008
Assets
Current assets
Cash	$1,382	$1,430
Receivables, net	63,416	55,783
Inventories	240,685	214,154
Prepaid expenses and other current assets	18,187	13,541

Total current assets	323,670	284,908
Property and equipment, net	199,072	186,560
Goodwill	69,510	69,510
Other assets, net	159,817	171,622

Total assets	$752,069	$712,600

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$114,522	$88,238
Accrued interest	16,258	8,597
Accrued expenses	56,425	52,262
Current portion of long-term debt	106,421	144,642
Current portion of capital lease obligations	3,825	4,485

Total current liabilities	297,451	298,224
Long-term debt	344,346	405,033
Capital lease obligations, less current portion	3,576	1,492
Deferred income taxes	29,747	28,440
Redeemable preferred stock and accrued dividends	128,605	36,775
Deferred rent liabilities	65,871	53,084
Other non-current liabilities	109,163	36,253

Total liabilities	978,759	859,301

Commitments and contingencies (Note 18)
Stockholders’ deficit
Preferred stock, $0.01 par; authorized 50,000 shares; issued and outstanding: zero shares at December 26, 2009 and December 27, 2008	—	—
Common stock, $0.01 par; authorized 6,500,000 shares at December 26, 2009 and 4,205,600 shares at December 27, 2008; issued and outstanding: 2,615,077 shares at December 26, 2009 and December 27, 2008, respectively	26	26
Paid-in capital	295,427	255,867
Accumulated other comprehensive loss	—	(4,747)
Accumulated deficit	(522,143)	(397,847)

Total stockholders’ deficit	(226,690)	(146,701)

Total liabilities and stockholders’ deficit	$752,069	$712,600

See accompanying notes to consolidated financial statements.

DUANE READE HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended December 26, 2009	Fiscal Year Ended December 27, 2008	Fiscal Year Ended December 29, 2007
Cash flows from operating activities:
Net loss	$(124,296)	$(72,778)	$(87,780)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	75,929	72,191	76,733
Deferred income taxes	2,455	2,471	2,065
Non-cash rent expense	12,914	12,751	11,678
Non-cash interest expense on redeemable preferred stock	14,766	4,988	2,703
Fair value adjustments for mandatory redemption features of redeemable preferred stock	58,989	2,451	1,513
Asset impairment charges	1,814	7,662	868
Interest rate collar (Note 10)	4,337	—	—
Gain on debt extinguishment (Note 9)	(12,463)	—	—
Other non-cash charges (credits)	686	(3,470)	(4,379)
Changes in operating assets and liabilities (net of effect of acquisitions):
Receivables	(7,633)	(76)	1,474
Inventories	(26,531)	(2,476)	7,246
Prepaid expenses and other current assets	(4,647)	(336)	12,454
Accounts payable	26,284	12,469	(7,641)
Accrued expenses	11,136	2,460	(5,270)
Other assets and liabilities, net	4,242	6,010	7,607

Net cash provided by operating activities	37,982	44,317	19,271

Cash flows from investing activities:
Capital expenditures	(51,583)	(33,125)	(26,050)
Lease acquisition, customer files and other costs	(13,233)	(14,401)	(19,206)
Proceeds on sales of assets	449	525	3,335

Net cash used in investing activities	(64,367)	(47,001)	(41,921)

Cash flows from financing activities:
Borrowings from asset-based revolving loan facility	2,114,666	2,067,969	1,982,406
Repayments of asset-based revolving loan facility	(2,152,886)	(2,064,678)	(1,998,178)
Proceeds from issuance of long-term debt	292,251	—	—
Issuance of preferred stock and warrants	124,709	—	39,150
Repayments of long-term debt	(336,628)	—	—
Issuance of common stock	—	2,000	—
Capital contributions	—	1,454	2,467
Payments of deferred financing costs	(10,989)	(1)	(5)
Proceeds from exercise of stock options	—	—	10
Repayment of capital lease obligations	(4,786)	(4,010)	(3,215)

Net cash provided by financing activities	26,337	2,734	22,635

Net increase (decrease) in cash	(48)	50	(15)
Cash at beginning of year	1,430	1,380	1,395

Cash at end of year	$1,382	$1,430	$1,380

Supplementary disclosures of cash flow information:
Cash paid for interest	$44,037	$44,384	$53,006
Cash paid for taxes on income, net of refunds received	$—	$109	$281
Property acquired under capital lease financing	$6,210	$518	$2,377

See accompanying notes to consolidated financial statements.

DUANE READE HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)

(Dollars in thousands)

	Preferred Stock		Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
	Shares	Amount $	Shares	Amount $
Balance, December 31, 2006	—	$—	2,594,977	$26	$239,807	$(237,289)	$193	$2,737
Grant and recognition of stock option expense	—	—	—	—	982	—	—	982	$—
Interest rate hedge	—	—	—	—	—	—	(189)	(189)	(189)
Capital contribution	—	—	—	—	2,467	—	—	2,467	—
Issuance of common stock warrant	—	—	—	—	8,450	—	—	8,450	—
Exercise of stock options	—	—	100	—	10	—	—	10	—
Net loss	—	—	—	—	—	(87,780)	—	(87,780)	(87,780)

Balance, December 29, 2007	—	$—	2,595,077	$26	$251,716	$(325,069)	$4	$(73,323)	$(87,969)

Grant and recognition of stock option expense	—	—	—	—	697	—	—	697	$—
Interest rate hedge	—	—	—	—	—	—	(4,751)	(4,751)	(4,751)
Capital contribution	—	—	—	—	1,454	—	—	1,454	—
Issuance of common stock	—	—	20,000	—	2,000	—	—	2,000	—
Net loss	—	—	—	—	—	(72,778)	—	(72,778)	(72,778)

Balance, December 27, 2008	—	$—	2,615,077	$26	$255,867	$(397,847)	$(4,747)	$(146,701)	$(77,529)

Grant and recognition of stock option expense	—	—	—	—	850	—	—	850	$—
Interest rate hedge	—	—	—	—	—	—	4,747	4,747	4,747
Issuance of common stock warrant	—	—	—	—	38,710	—	—	38,710	—
Net loss	—	—	—	—	—	(124,296)	—	(124,296)	(124,296)

Balance, December 26, 2009	—	$—	2,615,077	$26	$295,427	$(522,143)	$—	$(226,690)	$(119,549)

See accompanying notes to consolidated financial statements.

DUANE READE HOLDINGS, INC

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Duane Reade Holdings, Inc. was formed in December 2003 by Oak Hill Capital Partners, LP, a private equity firm (“Oak Hill”) in order to acquire Duane Reade Inc. and its subsidiaries (the “Acquisition”). Approximately 99% of the common stock of Duane Reade Holdings, Inc. (the “Company”) is owned by Duane Reade Shareholders, LLC, a parent entity also established to effectuate the Acquisition. The Acquisition was completed on July 30, 2004 through the merger of Duane Reade Acquisition (a wholly-owned subsidiary of Duane Reade Holdings, Inc.) into Duane Reade Inc. with Duane Reade Inc. being the surviving entity and a wholly-owned subsidiary of Duane Reade Holdings, Inc. after the merger transaction.

On February 17, 2010, the Company announced a definitive agreement under which Walgreen Co. (“Walgreens”) will acquire the Company from affiliates of Oak Hill in a cash transaction for a total enterprise value of $1.075 billion, which includes the assumption of debt. The transaction is subject to customary conditions, including the receipt of regulatory approvals, and would include all of the Company’s stores, as well as its corporate office and two distribution centers. There can be no assurance that the transaction will be completed.

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

The primary assets of Duane Reade Holdings, Inc. are its ownership of 100% of the outstanding common stock of Duane Reade Inc. Duane Reade Inc. owns 99% of the outstanding partnership interest of Duane Reade GP, and 100% of all of the outstanding common stock of DRI I Inc. DRI I Inc. owns the remaining 1% partnership interest in Duane Reade GP. Substantially all of the Company’s operations of 257 drugstores located in the metropolitan New York market are conducted through Duane Reade GP. In August 1999, two new subsidiaries, Duane Reade International, Inc. and Duane Reade Realty, Inc., were established. Duane Reade GP distributed to Duane Reade Inc. and DRI I Inc. all rights, title, and interest in all its trademarks, trade names and all other intellectual property rights. In turn, Duane Reade Inc. and DRI I Inc. made a capital contribution of these intellectual property rights to Duane Reade International. This change created a controlled system to manage and exploit these intellectual property rights separate and apart from the retail operations. Duane Reade Realty is the lessee under certain store leases entered into after its creation. Duane Reade Realty subleases to Duane Reade GP the properties subject to those leases.

The Company has incurred losses since the Acquisition date due primarily to the additional depreciation and amortization expense relating to the stepped-up fair value of its assets on the Acquisition date, and increased interest expense on Acquisition indebtedness. The Company had an accumulated deficit of $522.1 million at December 26, 2009. The Company has generated positive net cash flows from operations of $38.0 million in fiscal 2009, $44.3 million in fiscal 2008 and $19.3 million in fiscal 2007. The Company has never been subject to the single quarterly fixed charge financial coverage requirement specified in the asset-based revolving loan facility agreement. The fixed charge financial covenant becomes applicable when borrowings exceed 90 percent of the borrowing base, as defined in the agreement. Historically, the Company’s borrowings have never exceeded 90 percent of the borrowing base and the Company does not expect to exceed this threshold during 2010. If the fixed charge coverage ratio was in effect during fiscal 2009, the Company would have been in full compliance with the covenant.

In the event the Company is not acquired by Walgreens, the Company intends to refinance its asset-based revolving loan facility prior to the July 21, 2011 maturity date. As of December 26, 2009, there was $106.4 million outstanding under the asset-based revolving loan facility. The asset-based revolving loan facility has a maximum borrowing capacity of $225.0 million, subject to certain conditions. The Company also intends to refinance its senior subordinated notes due 2011 in the amount of $51.7 million, prior to their August 1, 2011 maturity date. There can be no assurance that such refinancings will actually take place.

During the third quarter of 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2009-01, “Amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (the

DUANE READE HOLDINGS, INC

Notes to Consolidated Financial Statements—(Continued)

“Codification”). The Codification became the single source of authoritative accounting principles generally accepted in the United States (“GAAP”), other than rules and interpretive releases issued by the United States Securities and Exchange Commission (“SEC”). The Codification reorganized GAAP into a topical format that eliminates the previous GAAP hierarchy and instead established two levels of guidance – authoritative and non-authoritative. All non-grandfathered, non-SEC accounting literature that was not included in the Codification became non-authoritative. The adoption of the Codification did not change previous GAAP, but rather simplified user access to all authoritative literature related to a particular accounting topic in one place. Accordingly, the adoption had no impact on the Company’s consolidated financial position and results of operations. All prior references to previous GAAP in the Company’s consolidated financial statements were updated for the new references under the Codification.

Significant accounting policies followed in the preparation of the Consolidated Financial Statements are as follows:

Reporting year: The fiscal year for the Company is the 52 or 53 week reporting period ending on the last Saturday in December. The 2009, 2008 and 2007 fiscal years contain 52 weeks.

Principles of consolidation: The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Reclassification: Certain prior year balances have been reclassified to conform to the current year’s presentation.

Cash: Cash consists of cash on hand at our store locations.

Receivables: Receivables consist primarily of amounts due from various insurance companies, pharmacy benefit management companies and governmental agencies under third party payment plans for prescription sales and amounts due from vendors, a majority of which relate to promotional programs. The Company’s accounting policy, which is based on its past collection experience, is to fully reserve for all pharmacy receivables over 120 days old that are unpaid at the evaluation date and deemed uncollectible, as well as any other pharmacy receivables deemed potentially uncollectible. Pharmacy receivables other than Medicaid are adjudicated at the point of sale and do not generally have issues of collectability. Other receivables, which primarily consist of amounts due from vendors, are reserved for based upon a specific application of the Company’s historical collection experience to the total aged receivable balance. The Company has provided an aggregate allowance for doubtful accounts of $2.4 million at December 26, 2009 and $1.7 million at December 27, 2008. The carrying value of the Company’s receivables approximates fair value given the short-term maturity of these financial instruments.

Inventories and cost of sales: Inventories are stated at the lower of cost or market with cost determined using the specific item average cost last-in, first-out (“LIFO”) method. When appropriate, provision is made for obsolete, slow-moving or damaged inventory. At December 26, 2009 and December 27, 2008, inventories would have been $8.6 million and $2.4 million higher, respectively, if they were valued at the lower of specific item average cost first-in, first-out cost or market. The Company’s primary pharmaceutical supplier provides $30.0 million of inventory on a consignment basis. Prescription drug inventory over the consignment limit is owned. As of December 26, 2009 and December 27, 2008, there was approximately $82.4 million and $41.4 million, respectively, of prescription drug inventory over the $30.0 million consignment limit included in the Company’s consolidated balance sheets. Included within cost of sales are all warehouse expenses and distribution costs, except for depreciation and amortization expense, which is shown separately. The Company reflects promotional allowances from vendors as a reduction of inventory or advertising expense, depending on the nature of the allowance, when such inventory is sold or advertising or promotions have been completed and the related allowances have been earned.

State and local excise taxes on cigarettes are a component of inventory cost. The Company is reimbursed for the excise tax from customers at the point-of-sale and reflects the amounts collected as a component of net sales. During the fiscal years 2009, 2008 and 2007, the Company included $28.3 million, $27.0 million and $11.6 million, respectively, of cigarette excise taxes in net sales.

Property and equipment: Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of assets as follows:

Buildings and improvements	30 years
Furniture, fixtures and equipment	3-10 years
Computer equipment	5-7 years
Leasehold improvements	Life of lease or, if shorter, remaining useful life

DUANE READE HOLDINGS, INC

Notes to Consolidated Financial Statements—(Continued)

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

In accordance with ASC Topic 350 (formerly, Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,”) the Company capitalizes certain costs incurred in developing or obtaining internal-use software. The Company capitalized $7.4 million, $6.1 million and $4.7 million of computer software costs during fiscal 2009, fiscal 2008 and fiscal 2007, respectively. These capitalized costs are amortized over the useful life of the software, generally seven years.

Impairment: The carrying values of intangible assets subject to amortization and long-lived assets are reviewed and evaluated for impairment by the Company when events and circumstances indicate that the carrying amount of these assets may not be recoverable. For these intangible and long-lived assets, this evaluation is generally based on the future undiscounted operating cash flows of the related assets. Should such evaluation result in the Company concluding that the carrying amount of intangibles or long-lived assets has been impaired, an appropriate write-down to fair value would be recorded. Using the impairment methodology evaluation described, the Company also recorded impairment charges in fiscal 2009 of approximately $1.8 million for stores whose asset carrying values were greater than their undiscounted expected cash flows. The Company recorded impairment charges of $7.7 million in fiscal 2008 and $0.9 in fiscal 2007 for stores whose asset carrying values were greater than their undiscounted expected cash flows. With respect to the testing of its long-lived assets for impairment, the Company may be required to record additional asset impairment charges in the future if the general economic downturn persists and if there is a prolonged period of economic weakness in the markets it serves.

Goodwill and indefinite lived intangibles that are not amortized are evaluated for impairment annually as of the year end balance sheet date and between annual tests in certain circumstances as required under ASC Topic 350 (formerly SFAS No. 142, “Goodwill and Other Intangible Assets”). The process of evaluating the Company’s goodwill and indefinite lived intangibles for impairment involves the determination of fair value. Inherent in such fair value determinations are certain judgments and estimates, including a projection of future cash flows, the interpretation of economic indicators and market valuations, assumptions in the Company’s business plans and other quantitative and qualitative analyses. The Company performs its analysis for potential impairment of goodwill in accordance with ASC Topic 350, which requires that a two-step impairment test be performed on goodwill. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds its carrying value, goodwill is not impaired, and no further testing is required. If the carrying value of the reporting unit exceeds its fair value, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value then an impairment loss is recorded equal to the difference.

The Company’s evaluation of goodwill and the Company’s trade name as of December 26, 2009 and as of December 27, 2008 resulted in no impairment charge to these assets.

Closed Store Reserve: The Company occasionally vacates store locations prior to the expiration of the related lease. For vacated locations that are under long-term leases, the Company records an expense for the difference between its future lease payments and related costs (e.g., real estate taxes and common area maintenance) from the date of closure through the end of the remaining lease term, net of expected future sublease rental income. The Company’s closed store reserve can be affected by uncertainties because management is required to make assumptions and to apply judgment to estimate the duration of future vacancy periods, the amount and timing of future settlement payments, and the amount and timing of potential sublease rental income. When making these assumptions, management considers a number of factors, including historical settlement experience, the owner of the property, the location and condition of the property, the terms of the underlying lease, the specific marketplace demand and general economic conditions. At December 26, 2009 and December 27, 2008, the Company had a total closed store reserve of $7.2 million and $8.2 million, respectively. The Company may be required to recognize additional charges to the closed store reserve in a future period if it decides to vacate a store location prior to the expiration of the related lease.

Revenue recognition: The Company recognizes revenues from the sale of merchandise at the time that the merchandise is sold. The Company does not accrue for product returns because the amounts are de minimis.

Advertising expenses: Costs incurred to produce media advertising are charged to expense when the advertising takes place. For the 2009, the 2008 and 2007 fiscal years, advertising expense was $12.4 million, $12.0 million and $12.6 million, respectively.

DUANE READE HOLDINGS, INC

Notes to Consolidated Financial Statements—(Continued)

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

Income taxes: Income taxes are accounted for under the asset and liability method prescribed by ASC Topic 740 (formerly SFAS No. 109, “Accounting for Income Taxes.”) Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amount and tax bases of the respective assets and liabilities as well as for the deferred tax effects of tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Valuation allowances are established when management determines that it is more likely than not that a deferred tax asset will not be realized. For the fiscal years ended December 26, 2009 and December 27, 2008, the Company’s balance sheet reflects valuation allowances of $165.9 million and $142.9 million, respectively. Please refer to Note 17 “Income Taxes” for additional information on this topic.

The Company also establishes a reserve for costs of exposure on previously filed tax returns. It is the Company's policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 26, 2009, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected.

Employee stock option plans: The Company applies the fair value recognition provisions of ASC Topics 505 and 718 (formerly SFAS No. 123(R),) using the “modified” prospective transition method. Under that transition method, compensation expense recognized includes the vested portion of share-based payments granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of the Codification. The Company has elected to recognize compensation expense on a straight-line basis over the vesting period of the respective options.

Use of estimates: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting period. These estimates and assumptions are based on management’s best estimates and assumptions. Recent events, including illiquid credit markets, volatility in the debt and equity markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Significant estimates used in the preparation of the consolidated financial statements included herein follow:

Inventory shrink: Inventory balances are presented net of the Company’s estimated provision for shrink, which is based on the most recent store trends. The Company takes front-end and pharmacy physical inventories in all of its stores at least once per year on a staggered cycle basis and performs cycle counts of the inventories at the distribution centers throughout the year.

General liability insurance claims: Liabilities for the gross amount payable of general liability insurance claims are primarily related to customer accidents. The Company’s policy is to recognize such liabilities based on estimates of the ultimate settlement value of these claims, as well as for estimated incurred but unreported claims as of each balance sheet date. For a majority of the claims, the Company’s maximum self-insured portion of an individual claim does not exceed $250,000, although the Company’s historical claim settlement experience is significantly lower. The Company carries primary general liability insurance coverage (above the self-insured limit) of $15 million and also has a general liability umbrella policy that provides an additional $100 million of insurance coverage beyond the primary limit. At December 26, 2009 and December 27, 2008, the Company has recorded a liability of $4.5 million and $4.7 million, respectively, reflecting the estimated gross self-insured settlement value of its general liability claims.

DUANE READE HOLDINGS, INC

Notes to Consolidated Financial Statements—(Continued)

Other loss contingencies: Liabilities for loss contingencies are recorded when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable.

Fair value measures: The Company has certain financial instruments that are accounted for at fair value. Since the financial instruments are not traded, they are valued using valuation models that require judgment and inputs that are generally unobservable. The significant financial instruments recorded within the Company’s consolidated financial statements at fair value include a liability for an interest rate collar, non-current liabilities for the mandatory redemption feature of its preferred stock, a liability for phantom stock, compensation expense for stock options granted by the Company and a liability for the profits interest of a former CEO (Mr. Cuti). Based on the Company’s valuation at December 26, 2009, neither the profits interest nor the phantom shares had value.

The Company’s fair value measures contain uncertainties because they require management to make assumptions about the probability of future events, to apply judgment to estimate industry and economic factors and the profitability of future business strategies as well as selecting the appropriate discount rate. Therefore, the fair value measures cannot be determined with precision, cannot be substantiated by comparison to quoted prices in active markets, and may not represent the amounts that would be realized in a current sale or immediate settlement of the asset or liability. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions could materially affect the fair value measurement amounts.

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

Recently issued accounting standards: In October 2009, the FASB issued new accounting guidance related to the recognition of revenue for multiple-deliverable arrangements. Under the new guidance, revenue may be allocated to the different elements in an arrangement based on relative estimated sales price. In October 2009, the FASB issued new accounting standards altering the scope of revenue recognition guidance for software deliverables to exclude items sold that include hardware with software that is essential to the hardware’s functionality. This new guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is still assessing the potential impact of adopting this new guidance, but does not expect adoption to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new authoritative guidance amending the accounting for transfers of financial assets. Key provisions of this amended guidance include (i) the removal of the concept of qualifying special purpose entities, (ii) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred, and (iii) the requirement that to qualify for sale accounting the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. Additionally, this guidance requires enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement. This guidance became effective for the Company beginning December 27, 2009, the first day of the Company’s 2010 fiscal year. The Company’s adoption of the guidance has not had a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued authoritative guidance to amend the manner in which entities evaluate whether consolidation is required for variable interest entities (VIEs). The model for determining whether an enterprise has a controlling financial interest and is the primary beneficiary of a VIE has changed significantly under the new guidance. Previously, variable interest holders had to determine whether they had a controlling financial interest in a VIE based on a quantitative analysis of the expected gains and/or losses of the entity. In contrast, the new guidance requires an enterprise with a variable interest in a VIE to qualitatively assess whether it has a controlling financial interest in the entity and, if so, whether it is the primary beneficiary. Furthermore, this guidance requires that companies continually evaluate VIEs for consolidation, rather than assessing VIEs based only upon the occurrence of triggering events. This guidance also requires enhanced disclosures about how a company’s involvement with a VIE affects its financial statements and exposure to risks. The guidance became effective for the Company beginning December 27, 2009, the first day of the Company’s 2010 fiscal year. The Company’s adoption of the guidance has not had a material impact on the Company’s consolidated financial statements.

DUANE READE HOLDINGS, INC

Notes to Consolidated Financial Statements—(Continued)

In May 2009, the FASB issued guidance establishing general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted this guidance effective with the issuance of its financial statements for the quarterly period ended June 26, 2009. The Company has evaluated subsequent events after December 26, 2009, through the date and time the financial statements were issued on March 25, 2010.

In March 2008, the FASB issued new guidance related to disclosures about derivative instruments and hedging activities. This guidance, which enhances the disclosure related to derivative instruments and hedging activities to improve the transparency of financial reporting, is effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this guidance effective December 28, 2008, the first day of the Company’s 2009 fiscal year. The adoption did not have a material impact on the Company's consolidated financial statements.

The Company adopted ASC Topic 820 for nonfinancial assets and nonfinancial liabilities effective December 28, 2008, the first day of the Company’s 2009 fiscal year. The adoption did not have a material impact on the Company's consolidated financial statements.

In December 2007, the FASB issued new guidance related to the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. This guidance, which does not change the criteria for consolidating a partially owned entity, is effective for fiscal years beginning after December 15, 2008. The Company adopted this guidance effective December 28, 2008, the first day of the Company’s 2009 fiscal year. The adoption has not had a material impact on the Company's consolidated financial statements.

In December 2007, the FASB issued new guidance related to the accounting for business combinations. This guidance, which establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill and non-controlling interests and provides disclosure requirements related to business combinations, is effective for fiscal years beginning after December 15, 2008. The Company adopted this guidance effective December 28, 2008, the first day of the Company’s 2009 fiscal year, and has applied the guidance prospectively to business combinations with an effective date on or after December 28, 2008. The adoption has not had a material impact on the Company's consolidated financial statements.

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

As a result of the completion of the review and investigation, the independent counsel of the Audit Committee determined that it would not be necessary to restate any previously-issued financial statements for any periods subsequent to fiscal year 2004. However, the independent counsel identified approximately $14.4 million of pre-tax income from real estate transactions and related matters that occurred during the 2000 through 2004 fiscal years (the “Real Estate Related Transactions”) for which the Company’s accounting was concluded by the Company to be improper. Based on the conclusions of the independent counsel relating to the Real Estate Related Transactions, as described in more detail below, the Audit Committee determined, on May 22, 2007, that a restatement of the Company’s previously-issued financial statements as of and for the five months ended December 25, 2004, the seven months ended July 30, 2004 and the 2000 through 2003 fiscal years (collectively, the “Affected Periods”) was required. The Company has filed all of the necessary restated financial statements for the Affected Periods. The restatements have had no material impact on the Company’s financial statements for any periods during the 2005 through 2009 fiscal years.

The independent counsel concluded that the Real Estate Related Transactions were orchestrated by Anthony J. Cuti, a former Chairman and CEO, who was replaced in November 2005, and were expressly designed to overstate the Company’s income. The primary method used in the scheme was to make payments to certain entities that were ostensibly in respect of services provided by the entities and record the payments in connection with the Company’s acquisition of various leases. The payments were therefore capitalized as part of the Company’s lease acquisition costs and amortized over the lives of the related leases. These amounts were in turn paid back to the Company by the entities ostensibly for terminating operations in certain stores, not exercising certain real estate options and for taking other actions in respect of various leases (the

DUANE READE HOLDINGS, INC

Notes to Consolidated Financial Statements—(Continued)

“Company Actions”). The payments made to the Company were generally recorded as income at or about the time the agreements relating to the Company Actions were signed. According to the independent counsel’s report, in order to accomplish the scheme, Mr. Cuti made certain false representations to the Company’s Chief Financial Officer, other members of the management of the Company and the Company’s independent accountants concerning the structure and economic substance of the Real Estate Related Transactions. The independent counsel concluded that the agreements for the Real Estate Related Transactions between the entities and the Company had not been negotiated at arm’s length and that the purported consideration in those Real Estate Related Transactions was illusory and lacking in economic substance. The independent counsel therefore concluded that the circular payments to the entities by the Company and payments by the entities back to the Company should not have been made and should not have been reflected in the financial statements as originally reported. The restatement of the financial statements as of and for the Affected Periods included the adjustments required to properly reflect those circular payments and resulting adjustments to the related amortization originally recorded.

The Audit Committee’s conclusion that the financial statements for the Affected Periods should be restated was based on the conclusions of the independent counsel in the investigation and the accounting impact of the misstatements relating to real estate-related income, combined with the misstatements described below under “Investigation of Credits and Rebillings.”

The review and investigation of the independent counsel and the forensic accountants was completed on May 18, 2007. On May 22, 2007, the Company received a grand jury subpoena from the United States Attorney’s Office for the Southern District of New York seeking documents related to the above matters. The Company is cooperating fully with that investigation. In the Company’s arbitration proceeding against Mr. Cuti, on May 25, 2007, the United States Attorney’s Office for the Southern District of New York filed an application requesting that the arbitrator stay further proceedings in the arbitration, including discovery, pending further developments in its criminal investigation of Mr. Cuti. Following briefing by the parties on the application, the arbitrator entered an order staying the arbitration proceedings. The stay has been extended from time to time.

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

DUANE READE HOLDINGS, INC

Notes to Consolidated Financial Statements—(Continued)

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

The Company has filed the necessary restated financial statements for the Affected Periods.

3. Pharmacy and Customer File Acquisitions

The following table summarizes our pharmacy and customer file acquisitions in each of the last three fiscal years (dollars in millions):

	Fiscal Year Ended December 26, 2009	Fiscal Year Ended December 27, 2008	Fiscal Year Ended December 29, 2007
Pharmacy establishments acquired	6	2	1

Purchase price allocation:
Identifiable intangibles	$3.6	$1.1	$1.2
Inventory	0.8	0.4	0.3
Other assets	0.0	0.1	0.3
Accruals and liabilities	(0.2)	0.0	(0.2)

Total	$4.2	$1.6	$1.6

Each of the acquired pharmacies was operated as a new store. The acquired pharmacies have been included in the consolidated statements of operations from the date of acquisition and did not have a material effect on the reported results of operations of the Company for any of the periods presented.

4. Receivables

Receivables are summarized as follows (in thousands):

	December 26, 2009	December 27, 2008
Third party pharmacy plans	$42,958	$40,705
Due from vendors	14,049	11,440
Credit cards and other receivables	8,788	5,342

Subtotal	65,795	57,487
Less: allowance for doubtful accounts	(2,379)	(1,704)

Total Receivables, net of allowance for doubtful accounts	$63,416	$55,783

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are summarized as follows (in thousands):

	December 26, 2009	December 27, 2008
Prepaid rent / real estate receivables	$5,367	$3,879
Insurance claims receivable	1,746	1,693
Prepaid insurance	1,823	1,536
Prepaid supplies	4,742	3,234
Prepaid equipment leases & maintenance contracts	1,304	1,192
Miscellaneous prepaids & receivables	3,205	2,007

Total Prepaid expenses and other current assets	$18,187	$13,541

DUANE READE HOLDINGS, INC

Notes to Consolidated Financial Statements—(Continued)

6. Property and Equipment

Property and equipment are summarized as follows (in thousands):

	December 26, 2009	December 27, 2008
Furniture, fixtures and equipment	$158,696	$146,109
Building and leasehold improvements including construction in progress	190,485	169,231

	349,181	315,340
Less accumulated depreciation and amortization	(150,109)	(128,780)

Total Property and equipment, net	$199,072	$186,560

Depreciation and amortization of property and equipment was $44.6 million, $38.0 million and $35.7 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

7. Other Assets

Other assets are summarized as follows (in thousands):

	December 26, 2009	December 27, 2008
Favorable leases and other lease acquisition costs (net of accumulated amortization of $82,181 and $72,120)	$56,475	$66,567
Pharmacy customer lists (net of accumulated amortization of $87,574 and $75,702)	20,436	28,957
Trade name	46,000	46,000
Deferred financing costs (net of accumulated amortization of $8,189 and $16,958)	11,920	8,451
Software & systems development costs (net of accumulated amortization of $18,007 and $13,150)	20,608	18,021
Other	4,378	3,626

Total Other assets, net	$159,817	$171,622

For the fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007, amortization of intangible assets was $28.0 million, $30.5 million and $37.4 million, respectively. Amortization expense includes amortization of software and system development costs amounting to $4.9 million, $4.2 million and $3.4 million, respectively. For the 2010 through 2014 fiscal years, the Company expects to incur annual expenses related to the amortization of existing intangible assets of approximately $25.0 million, $19.2 million, $11.9 million, $9.8 million and $5.9 million, respectively.

8. Accrued Expenses

Other accrued expenses are summarized as follows (in thousands):

	December 26, 2009	December 27, 2008
Accrued salaries and benefits	$16,206	$15,083
Interest rate collar liability (see Note 10)	4,337	4,747
Insurance related claims costs	4,465	4,744
Closed store reserves	2,609	4,718
Expense payables	5,965	4,664
Accrued legal liabilities (see Note 18)	818	3,789
Deferred tax liability (see Note 17)	4,436	3,289
Accrued professional fees	4,810	1,955
Sales tax payable	5,523	1,294
Accrued rent	989	587
Other	6,267	7,392

Total Accrued expenses	$56,425	$52,262

DUANE READE HOLDINGS, INC

Notes to Consolidated Financial Statements—(Continued)

9. Debt

Debt is summarized as follows (in thousands):

Description of Instrument	December 26, 2009	December 27, 2008
Current debt:
Asset-based revolving loan facility(1)	$106,421	$144,642

Non-current debt:
11.75% senior secured notes due 2015 ($300.0 million face value less unamortized discount of $7.4 million)(2)	$292,602	$—
Senior secured floating rate notes due 2010(2)	—	210,000
9.75% senior subordinated notes due 2011(2)	51,709	195,000
2.1478% senior convertible notes due 2022(3)	35	33

Total Non-current debt	$344,346	$405,033

Total Debt	$450,767	$549,675

(1)	Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt and the Company does not meet the criteria to classify the debt as long-term under GAAP, however, this is not an indication that this credit facility is expected to be retired within the next year.
(2)	On August 7, 2009, the Company completed a number of debt refinancing transactions, including the extinguishment of all of its existing $210.0 million senior secured floating rate notes due 2010 and the extinguishment of $143.3 million aggregate principal amount of its 9.75% senior subordinated notes due 2011. The proceeds used for the refinancing were obtained from the issuance of $300.0 million of 11.75% senior secured notes due 2015 and the $125.0 million Oak Hill equity investment. See Note 11 for a discussion of the Oak Hill equity investment.
(3)	Increase is due to the accretion of the discount on the original issuance.

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

On September 28, 2007, the asset-based revolving loan facility was amended to exclude from the definition of Capital Expenditures, as well as the calculation of the fixed charge covenant, any expenditure made with the proceeds of any equity securities issued or capital contributions received by the Company.

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

DUANE READE HOLDINGS, INC

Notes to Consolidated Financial Statements—(Continued)

•

a rate equal to the prime rate of Banc of America Retail Group Inc. plus a margin of from 1.25% to 1.75% (increased from 0.00% to 0.50%), determined based on levels of borrowing availability reset each fiscal quarter.

Borrowings under the asset-based revolving loan facility continue to be primarily LIBOR-based. As of December 26, 2009, giving effect to the August 7, 2009 amendment, the asset-based revolving loan facility bore interest at a weighted average annual rate of 3.7%.

At December 26, 2009, there was $106.4 million outstanding under the asset-based revolving loan facility, and approximately $112.2 million of remaining availability, net of approximately $6.35 million reserved for outstanding standby letters of credit. A portion of the proceeds from the Company’s August 2009 debt refinancing transactions was used to temporarily reduce the balance outstanding under the asset-based revolving loan facility by temporarily repaying $70.9 million of outstanding borrowings. Obligations under this facility have been classified as current liabilities because cash receipts controlled by the lenders are used to reduce outstanding debt, and the Company does not meet the criteria to classify the debt as long-term.

Senior Secured Notes due 2015 – On August 7, 2009, the Company completed an offering of $300.0 million aggregate principal amount of 11.75% senior secured notes due 2015. The senior secured notes due 2015 were issued at 97.417% of par value. The senior secured notes due 2015 mature on August 1, 2015 and bear interest at 11.75% per annum payable in semi-annual installments on February 1 and August 1, commencing on February 1, 2010.

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

Upon the occurrence of specified change of control events, Duane Reade Inc. and Duane Reade GP will be required to make an offer to repurchase all of the senior secured notes due 2015 at 101% of their outstanding principal amount plus accrued and unpaid interest to the date of repurchase. The indenture governing the senior secured notes due 2015 contains certain affirmative and negative covenants that limit the ability of Duane Reade Inc., Duane Reade GP and their restricted subsidiaries, as defined, to incur additional indebtedness, pay dividends, make repayments on indebtedness that is subordinated to the senior secured notes due 2015 and to make certain other restricted payments, incur certain liens, use proceeds from sales of assets, enter into business combination transactions (including mergers, consolidations and asset sales), enter into sale-leaseback transactions, enter into transactions with affiliates and permit restrictions on the payment of dividends by restricted subsidiaries. The indenture governing the senior secured notes due 2015 contains customary events of default, which, if triggered, may result in the acceleration of the indebtedness outstanding under the indenture. There are no credit ratings related triggers in the indenture governing the senior secured notes due 2015 that would impact the cost of borrowing, annual amortization of principal or related indebtedness maturity. The indenture governing the senior secured notes due 2015 does not contain financial maintenance covenants.

Senior Secured Floating Rate Notes due 2010 – On December 20, 2004, Duane Reade Inc. and Duane Reade GP co-issued $160.0 million aggregate principal amount of senior secured floating rate notes due 2010. On August 9, 2005, Duane Reade Inc. and Duane Reade GP issued a further $50.0 million of senior secured floating rate notes. The August 2005 senior secured floating rate notes were issued under the same indenture as the December 2004 senior secured floating rate notes, although they did not trade fungibly with the December 2004 senior secured floating rate notes. The senior secured floating rate notes bore interest at a floating rate of LIBOR plus 4.50%, reset quarterly. Interest on the senior secured floating rate notes was payable quarterly on each March 15, June 15, September 15, and December 15. The senior secured floating rate notes had a maturity date of December 15, 2010. As a result of the August 2009 debt refinancing transactions, all of the senior secured floating rate notes were extinguished.

DUANE READE HOLDINGS, INC

Notes to Consolidated Financial Statements—(Continued)

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

Senior Subordinated Notes due 2011 – On July 30, 2004, Duane Reade Inc. and Duane Reade GP co-issued $195.0 million of the 9.75% senior subordinated notes due 2011. The senior subordinated notes mature on August 1, 2011 and bear interest at 9.75% per annum payable in semi-annual installments on February 1 and August 1. The senior subordinated notes are uncollateralized obligations and subordinated in right of payment to all Duane Reade Inc.’s and Duane Reade GP’s existing and future unsubordinated indebtedness, including borrowings under the asset-based revolving loan facility and the senior secured notes due 2015. The senior subordinated notes rank equally with any future senior subordinated indebtedness and senior to any future subordinated indebtedness. The senior subordinated notes are guaranteed on an uncollateralized, senior subordinated basis by the Company and all of Duane Reade Inc.’s existing direct and indirect domestic subsidiaries other than Duane Reade GP, which is a co-obligor under the senior subordinated notes. There are no credit ratings related triggers in the indenture governing the senior subordinated notes that would impact the cost of borrowing, annual amortization of principal or related indebtedness maturity.

On August 7, 2009, as a result of the completion of the debt refinancing transactions, the Company retired $143.3 million of the outstanding principal amount of the senior subordinated notes for a total consideration of approximately $125.6 million, including accrued and unpaid interest, and amended the indenture governing the senior subordinated notes to eliminate substantially all of the restrictive covenants and certain events of default in such indenture. The proceeds used for the retirement of the senior subordinated notes were obtained from the issuance of $300.0 million of 11.75% senior secured notes due 2015 and the issuance of $125.0 million Series B redeemable preferred stock. The Company recorded a net gain of $12.5 million on the extinguishment of debt as a result of the August 2009 refinancing transactions.

Subsequent to the completion of the August 2009 refinancing transactions, $51.7 million of the senior subordinated notes remain outstanding. The Company intends to refinance or purchase the remaining $51.7 million of outstanding senior subordinated notes prior to their August 1, 2011 maturity date. There can be no assurance that such refinancing or purchases will actually take place.

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

DUANE READE HOLDINGS, INC

Notes to Consolidated Financial Statements—(Continued)

Debt Maturities. At December 26, 2009, the aggregate maturities of debt are as follows (dollars in thousands):

Fiscal Year
2010	$—
2011	$158,130
2012	$—
2013	$—
2014	$—
Thereafter	$300,055

Total	$458,185

10. Derivative Instruments and Hedging Activity

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

Prior to August 7, 2009, the “no cost” interest rate collar qualified for hedge accounting as a cash flow hedge and the Company recognized the derivative at fair value as either an asset or liability on the consolidated balance sheets. Prior to August 7, 2009, all changes in the interest rate collar’s fair value were recorded in accumulated other comprehensive income (loss) (“Accumulated OCI”) and subsequently reclassified into earnings when the related interest expense on the underlying borrowing was recognized. Due to the successful completion of the debt refinancing transactions described in Note 9 and Note 11, the “no cost” interest rate collar no longer qualifies for hedge accounting, and the Company reclassified the amounts recorded in Accumulated OCI into earnings during the third quarter of 2009. This resulted in the reclassification of $5.0 million of Accumulated OCI to interest expense in the consolidated interim statement of operations for the thirteen and thirty-nine weeks ended September 26, 2009. All future changes in the fair value of the “no cost” interest rate collar will also be recognized in earnings. The “no cost” interest rate collar expires on December 15, 2010. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.

At December 26, 2009, the LIBOR rate in effect was approximately 0.3%, which was below the minimum rate specified under the “no cost collar.” At December 26, 2009, the Company had approximately $106.4 million of LIBOR-based borrowings outstanding. Since the LIBOR rate in effect was below the minimum rate specified and because the outstanding LIBOR-based borrowings were below the notional amount of the “no cost” interest rate collar, the effective annual interest rate on the Company’s LIBOR-based borrowings increased from approximately 3.7% to approximately 8.3%.

The fair value of the interest rate collar resulted in a total liability of $4.3 million and $4.7 million at December 26, 2009 and December 27, 2008, respectively. As of December 26, 2009, the liability for the interest rate collar is reflected as a current liability within accrued expenses. In addition, any future changes in the fair value of the interest rate collar will be reflected in the Company’s statement of operations. The interest rate collar expires on December 15, 2010.

As discussed further in Note 11, on March 27, 2007, certain affiliates of Oak Hill Capital Partners L.P. made an equity investment of $39.4 million in the form of Series A preferred stock and common stock warrants to acquire approximately 11% (on a fully diluted basis as of March 27, 2007) of the Company’s common stock at an exercise price of $75.00 per share. Each of the 525,334 shares of Series A preferred stock is immediately redeemable without penalty, at the Company’s option prior to the mandatory redemption date, at a liquidation preference of $75.00 per share plus any accrued but unpaid dividends as of the redemption date. The Company has the right, at its option, immediately prior to an initial public offering (IPO), to

DUANE READE HOLDINGS, INC

Notes to Consolidated Financial Statements—(Continued)

require holders of the preferred stock to convert all (but not less than all) of such shares into a number of shares of the Company’s common stock equal to the liquidation preference for such shares of preferred stock, divided by the price per share of the Company’s common stock set forth in the final prospectus to be used in connection with the IPO. Upon the occurrence of a change in control, the Company will be required to redeem all outstanding shares of the Series A preferred stock at a redemption price per share of $75.00 per share plus accrued and unpaid dividends. The Company will not be required to redeem any shares of Series A Preferred Stock, upon a change of control or on the mandatory redemption date, or pay cash dividends at any time when such redemption or payment is expressly prohibited under the asset-based revolving loan facility. The Company has recorded a liability for the Series A preferred stock’s mandatory redemption feature, which is considered a derivative financial instrument.

As discussed further in Note 11, on August 7, 2009, certain entities associated with Oak Hill Capital Partners L.P. made an equity investment of $125.0 million in the form of Series B preferred stock and a warrant to acquire approximately 25% (on a fully diluted basis as of August 7, 2009) of the Company’s common stock at an exercise price of $0.01 per share. Each of the 1,250,000 shares of Series B preferred stock is immediately redeemable without penalty, at the Company’s option prior to the mandatory redemption date, at a liquidation preference of $100.00 per share plus any accrued and unpaid dividends through the date of redemption subject to a minimum aggregate return on capital (including the value of the warrant) of two times the investment amount. The Series B preferred stock will be immediately redeemable from time to time without penalty at the Company’s option, and the Company will also be required to redeem all outstanding shares of the preferred stock upon a change of control. The Company has the right, at its option, immediately prior to an IPO, to require holders of the preferred stock to convert all (but not less than all) of such shares into a number of shares of the Company’s common stock equal to the liquidation preference for such number of shares of common stock as is equal to the product of the number of shares of preferred stock being so converted multiplied by the quotient of the aggregate liquidation preference for all such shares of preferred stock divided by the listing price per share of common stock. The Company will not be required to redeem any shares of Series B preferred stock upon a change of control or on the mandatory redemption date, or pay cash dividends at any time when such redemption or payment is expressly prohibited under the asset-based revolving loan facility. The Company has recorded a liability for the Series B preferred stock’s mandatory redemption feature, which is considered a derivative financial instrument.

The valuation of the mandatory redemption features for the preferred stock requires the Company to estimate the probability of events which may require the mandatory redemption of the preferred stock. The probability of a future liquidity event substantially increased at December 26, 2009 due to negotiations which resulted in the pending acquisition of the Company by Walgreens. As a result, the fair value of the mandatory redemption features for the redeemable preferred stock, which are associated with a change in control, has increased substantially at December 26, 2009. The increased values for these features have been recognized as a non-operating fair value charge on the Company’s statement of operations. At December 26, 2009 and December 27, 2008, the Company recorded a liability of $16.5 million and $5.6 million, respectively for the mandatory redemption feature of the Series A preferred stock. At December 26, 2009, the Company recorded a liability of $57.0 million for the mandatory redemption feature of the Series B preferred stock.

The fair value of the Company’s derivative instruments at December 26, 2009 are as follows:

	Balance Sheet Location	Derivative Liability December 26, 2009
Derivatives not designated as hedging instruments:
Interest rate collar	Accrued expenses	$4,337
Preferred stock mandatory redemption features	Other non-current liabilities	73,548

Total derivative instruments		$77,885

The effect of derivative instruments in cash flow hedging relationships on the consolidated statements of operations for the fiscal year ended December 26, 2009, are as follows:

	Amount of Gain (Loss) Recognized in Accumulated OCI (effective portion)	Location of Gain (Loss) Reclassified from Accumulated OCI to Income	Amount of Gain (Loss) Reclassified from Accumulated OCI to Income	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
Interest rate collar	$4,747	Interest expense, net	$(4,747)	Interest expense, net	$(4,337)

DUANE READE HOLDINGS, INC

Notes to Consolidated Financial Statements—(Continued)

The effect of derivatives not designated as hedging instruments on the consolidated interim statements of operations for the fiscal year ended December 26, 2009, are as follows:

	Location of Loss Recognized in Income	Amount of Gain (Loss) Recognized in Income
Preferred stock mandatory redemption features	Fair value adjustments for mandatory redemption features of redeemable preferred stock	$(58,989)

11. Issuance of Preferred Stock and Common Stock Warrants

Series B Preferred Stock – On August 7, 2009, certain affiliates of Oak Hill Capital Partners, L.P. made an equity investment of $125.0 million in the form of Series B preferred stock and a warrant to acquire (on a fully diluted basis as of August 7, 2009) 25% of the Company’s common stock at an exercise price of $0.01 per share.

The Series B preferred stock has a mandatory redemption date of December 27, 2018. The holders of the Series B preferred stock are entitled to receive cumulative dividends at a rate equal to 15% per annum to be paid quarterly in cash, or cumulate and compound on a quarterly basis if such dividends are not declared by the Company’s Board of Directors. Under the agreements governing its indebtedness, the Company is not currently permitted to pay such dividends in cash. The Company may redeem each of the 1,250,000 shares of Series B preferred stock at any time at $100.00 per share plus any accrued and unpaid dividends through the date of redemption subject to a minimum aggregate return on capital (including the value of the warrant) of two times the investment amount. The Series B preferred stock will be immediately redeemable from time to time without penalty at the Company’s option, and the Company will also be required to redeem all outstanding shares of the preferred stock upon a change of control. The Company shall have the option, as of immediately prior to an initial public offering (“IPO”), to require the holders of the Series B preferred stock to convert all of such holders’ preferred stock into such number of shares of common stock as is equal to the product of the number of shares of preferred stock being so converted multiplied by the quotient of the aggregate liquidation preference for all such shares of preferred stock divided by the listing price per share of common stock. The Company will not be required to redeem any shares of Series B Preferred Stock upon a change of control or on the mandatory redemption date, or pay cash dividends at any time when such redemption or payment is expressly prohibited under the asset-based revolving loan facility. As of December 26, 2009, the Company had accrued unpaid dividends of $7.5 million for the Series B preferred stock.

The warrants attached to the Series B preferred stock are exercisable initially to purchase an aggregate of up to 1,196,261 shares of the Company’s common stock. The purchase price for each share of the Series B preferred stock is $100.00 per share, and its warrants are exercisable for the Company’s common stock at a price per share of $0.01, subject to certain adjustments.

The funds raised through the Oak Hill equity investment were received by the Company and used by the Duane Reade GP operating subsidiary to purchase a portion of the Company’s senior subordinated notes due 2011 and to temporarily repay a portion of the outstanding balance under the Company’s asset-based revolving loan facility. See Note 9 for additional discussion of the August 2009 debt refinancing transactions.

The Company received $125.0 million in proceeds from the issuance of the Series B preferred stock and a warrant to purchase the Company’s common stock. The Company ascribed $38.7 million (net of $0.3 million of expenses) of the proceeds to the value of the warrant based on a relative fair value basis, and recorded the amount within additional paid-in capital. In addition, the Company recorded an $8.9 million liability to reflect the Series B preferred stock’s mandatory redemption feature, which is considered a derivative financial instrument. The remaining $77.1 million of proceeds was attributed to the Series B preferred stock.

Series A Preferred Stock – On February 20, 2007, the Company entered into an agreement to acquire up to eight leases from the Gristedes supermarket chain for certain locations in the borough of Manhattan, New York City. As of December 26, 2009, the Company had completed the lease acquisitions for six of the former Gristedes locations and has opened a store at each of the acquired locations. The acquisition of these leases has been funded through a portion of the proceeds from the issuance of $39.4 million of preferred stock and common stock warrants. The Company’s agreement with Gristedes has expired, and the Company is not obligated to acquire the remaining two leases.

On March 27, 2007, certain affiliates of Oak Hill Capital Partners L.P. made an equity commitment of $39.4 million in the form of Series A preferred stock and warrants to acquire approximately 11% (on a fully diluted basis as of March 27, 2007) of the Company’s common stock at an exercise price of $75.00 per share. The proceeds from this capital infusion were used, in part, to acquire the Gristedes leases and to fund certain other capital expenditures. The funds raised through this

DUANE READE HOLDINGS, INC

Notes to Consolidated Financial Statements—(Continued)

commitment in excess of funds needed for the acquisition were used to fund the Company’s normal capital spending, fund new store openings or to reduce the Company’s outstanding debt. The first portion of this equity commitment, which amounted to $13.0 million, was funded on March 27, 2007 and the balance of the $39.4 million commitment, in which certain members of senior management also elected to participate, was funded on June 28, 2007. The preferred stock has a 12-year mandatory redemption date from the issuance date and provides for an annual cash dividend of 10% payable quarterly subject to being declared by the Board of Directors. To the extent the dividends are not paid in cash, the dividends will cumulate on a quarterly basis. The dividends are recorded within interest expense on the Statement of Operations. Under the agreements governing its indebtedness, the Company is not currently permitted to pay such dividends in cash. As of December 26, 2009 and December 27, 2008, the Company had accrued unpaid dividends for the Series A preferred stock of $11.6 million and $6.7 million, respectively.

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

The Company has recorded a liability for the mandatory redemption features of the preferred stock, which are considered derivative financial instruments. The valuation of the mandatory redemption features for the preferred stock requires the Company to estimate the probability of events which may require the mandatory redemption of the preferred stock. The probability of a future liquidity event substantially increased at December 26, 2009 due to negotiations which resulted in the pending acquisition of the Company by Walgreens. As a result, the fair value of the mandatory redemption features for the preferred stock, which are associated with a change in control, has increased substantially at December 26, 2009. The increased values for these features have been recognized as a fair value charge on the Company’s statement of operations. At December 26, 2009 and December 27, 2008, the Company recorded a liability of $16.5 million and $5.6 million, respectively for the mandatory redemption feature of the Series A preferred stock.

Upon a change in control, the Company would be required to redeem the Series A preferred stock at a liquidation preference of $75.00 per share, or $39.4 million for all the entire outstanding shares of Series A preferred stock at December 26, 2009. Upon redemption of the Series A preferred stock, the Company would also be obligated to pay any accrued but unpaid dividends through the date of redemption.

At December 26, 2009, the Company recorded a liability of $57.0 million for the mandatory redemption feature of the Series B preferred stock. Upon a change in control, the Company would be required to redeem the Series B preferred stock at a liquidation preference of $100.00 per share plus any accrued and unpaid dividends through the date of redemption subject to a minimum aggregate return on capital (including the value of the warrant) of two times the investment amount.

The liabilities for the mandatory redemption features of the preferred stock are included in “Other non-current liabilities” on the Consolidated Balance Sheet.

12. Fair Value

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

DUANE READE HOLDINGS, INC

Notes to Consolidated Financial Statements—(Continued)

•	Level 2—Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

•	Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The fair value estimates presented in the tables below are based on the information available to the Company as of December 26, 2009 and December 27, 2008.

Valuation Techniques

The valuation approach used to calculate the fair value of the mandatory redemption features for the preferred stock is a combination of future liquidity event probabilities, risk-adjusted returns, and a net present value analysis. The probability of a future liquidity event substantially increased at December 26, 2009 due to negotiations which resulted in the pending acquisition of the Company by Walgreens. As a result, the fair value of the mandatory redemption features for the preferred stock, which are associated with a change in control, has increased substantially at December 26, 2009. The valuation methodology applied to the profits interest is based on a Monte Carlo simulation, which estimates the fair value of the profits interest based on several inputs, including the fair value of the Company’s equity, future liquidity event probabilities and the expected volatility of the underlying equity value. The interest rate collar is valued using models that contain observable market data as well as models that have non-observable inputs, such as assumptions regarding the future performance of the underlying assets.

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

The following table presents the assets and liabilities measured at fair value on a recurring basis at December 26, 2009:

	Level 1	Level 2	Level 3	Total
Preferred stock—mandatory redemption features	$—	$—	$(73,548)	$(73,548)
Profits interest	—	—	—	—
Interest rate collar	—	—	(4,337)	(4,337)

Total	$—	$—	$(77,885)	$(77,885)

The following table presents the assets and liabilities measured at fair value on a recurring basis at December 27, 2008:

	Level 1	Level 2	Level 3	Total
Preferred stock—mandatory redemption features	$—	$—	$(5,624)	$(5,624)
Profits interest	—	—	—	—
Interest rate collar	—	—	(4,747)	(4,747)

Total	$—	$—	$(10,371)	$(10,371)

DUANE READE HOLDINGS, INC

Notes to Consolidated Financial Statements—(Continued)

The table presented below summarizes the change in balance sheet carrying values associated with the Company’s Level 3 assets and liabilities recorded at fair value on a recurring basis during the year ended December 26, 2009 (dollars in thousands).

	Preferred Stock Mandatory Redemption Features(1)	Profits Interest	Interest Rate Collar, net	Total
Balance at December 27, 2008	$(5,624)	$—	$(4,747)	$(10,371)
Issuances	(8,935)	—	—	(8,935)
Gains/(Losses)—
Included in net loss	(58,989)	—	(4,337)	(63,326)
Included in other comprehensive loss		—	4,747	4,747
Transfers	—	—	—	—

Balance at December 26, 2009	$(73,548)	$—	$(4,337)	$(77,885)

The amount of losses for the period included in net loss and attributable to the change in unrealized losses for assets and liabilities still held at December 26, 2009.	$(58,989)	$—	$(4,337)	$(63,326)

(1)	The unrealized loss for the year ended December 26, 2009 is included on the Company’s statement of operations within fair value adjustments for mandatory redemption features of redeemable preferred stock.

The table presented below summarizes the change in balance sheet carrying values associated with the Company’s Level 3 assets and liabilities recorded at fair value on a recurring basis during the year ended December 27, 2008 (dollars in thousands).

	Preferred Stock Mandatory Redemption Feature(1)	Profits Interest(2)	Interest Rate Collars, net	Total
Balance at December 29, 2007	$(3,173)	$(1,671)	$4	$(4,840)
Issuances	—	—	—	—
Gains/(Losses)—
Included in net loss	(2,451)	1,671	—	(780)
Included in other comprehensive loss	—	—	(4,751)	(4,751)
Transfers	—	—	—	—

Balance at December 27, 2008	$(5,624)	$—	$(4,747)	$(10,371)

The amount of gains/(losses) for the period included in net loss and attributable to the change in unrealized gains/(losses) for assets and liabilities still held at December 27, 2008.	$(2,451)	$1,671	$—	$(780)

(1)	The unrealized loss for the year ended December 27, 2008 is included on the Company’s statement of operations within fair value adjustments for mandatory redemption features of redeemable preferred stock.
(2)	The unrealized gain for the year ended December 27, 2008 is included within other expenses

DUANE READE HOLDINGS, INC

Notes to Consolidated Financial Statements—(Continued)

13. Capital Lease Obligations

The Company has entered into several capital lease agreements. The capital lease obligations are payable in monthly installments and bear interest at a weighted average rate of 8.0%. At December 26, 2009, the aggregate maturity of the capitalized lease obligations and the present value of the net minimum lease payments are as follows (in thousands):

2010	$4,182
2011	1,664
2012	998
2013	880
2014	498

8,222
Less amounts representing interest	821

7,401
Less current maturities	3,825

Total Capital lease obligations, less current portion	$3,576

At December 26, 2009, assets acquired under capital leases and the corresponding accumulated amortization amounts were $7.1 million and $2.1 million, respectively. At December 27, 2008, assets acquired under capital leases and the corresponding accumulated amortization amounts were $18.0 million and $12.9 million, respectively.

14. Other Non-current Liabilities

Non-current liabilities consists of the following:

	December 26, 2009	December 27, 2008
Deferred credits	$29,510	$25,975
Closed store reserve	4,565	3,437
Preferred stock—mandatory redemption features	73,548	5,624
Other	1,540	1,217

Total Other non-current liabilities	$109,163	$36,253

Deferred credits primarily reflects landlord allowances that will be recognized on a straight-line basis over the lives of the respective lease agreements.

In the normal course of its business, the Company closes store locations prior to the store location’s lease expiration. In accordance with the ASC Topic 420 (formerly SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities,”) the Company establishes reserves for closed store costs anticipated to be incurred in connection with such closings.

See Note 11 for a discussion of the preferred stock mandatory redemption features. The valuation approach used to calculate the fair value of the mandatory redemption features for the redeemable preferred stock is a combination of future liquidity event probabilities, risk-adjusted returns, and a net present value analysis. The probability of a future liquidity event substantially increased at December 26, 2009 due to negotiations which resulted in the pending acquisition of the Company by Walgreens. As a result, the fair value of the mandatory redemption features for the redeemable preferred stock, which are associated with a change in control, has increased substantially at December 26, 2009.

The Company also has a phantom stock liability for the value of shares of common stock pledged to one of the Company’s current and a former Senior Vice President in exchange for certain forfeited payments to which they were entitled. In addition, the Company has a profits interest liability relating to a former CEO (Mr. Cuti) and which entitles him to a predetermined share of the Company’s future growth in equity value. Both the phantom stock liability and the profits interest liability are recorded at their fair value. Due to inherent uncertainties in any fair value measurement technique, changes in the underlying assumptions could materially affect the future fair value measurement amounts, causing the Company to record additional expenses or reverse previously recorded expenses in a future period. Based upon the Company’s valuations, the fair value of the liabilities for the phantom stock and profits interest was $0 at December 26, 2009 and December 27, 2008.

DUANE READE HOLDINGS, INC

Notes to Consolidated Financial Statements—(Continued)

15. Stockholders’ Equity

Common Stock of Duane Reade Holdings, Inc.

At December 27, 2008, the Company’s common stock consisted of 4,205,600 authorized shares. On August 7, 2009, in conjunction with the debt refinancing transactions discussed in Note 9 and Note 11, the Company increased the number of authorized shares of common stock to 6,500,000. The par value of the common stock is $0.01 per share. There were 2,615,077 shares of common stock issued and outstanding at December 26, 2009 and December 27, 2008, respectively. Approximately 99% of the outstanding shares of Duane Reade Holdings, Inc. are beneficially owned by Duane Reade Shareholders, LLC. Oak Hill, together with the equity co-investors, owns on a fully diluted basis 100% of the outstanding membership interests in Duane Reade Shareholders, LLC.

On July 28, 2008, the Company’s CEO purchased 20,000 shares of Duane Reade Holdings, Inc. common stock at a price of $100 per share. The proceeds from the common stock issuance were used for general corporate purposes.

Preferred Stock of Duane Reade Holdings, Inc.

In conjunction with the issuance of Series A preferred stock discussed in Note 11, the Company created a new class of preferred stock. In conjunction with the August 7, 2009 debt refinancing discussed in Note 11, the Company increased the number of authorized shares of preferred stock from 550,000 shares to 1,850,000 shares. At December 26, 2009 and December 27, 2008, 525,334 shares of the Company’s Series A preferred stock ($0.01 par value) were issued and outstanding. At December 26, 2009, 1,250,000 shares of the Company’s Series B preferred stock ($0.01 par value) were issued and outstanding. With respect to dividends and distributions and upon any liquidation event, the Series A preferred stock ranks senior to all classes of common stock and subordinate to the Series B preferred stock.

The Company is also authorized to issue an additional 50,000 shares of preferred stock ($0.01 par value), none of which were outstanding at December 26, 2009 or December 27, 2008.

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

Preemptive Rights Agreement

A preemptive rights agreement was entered into among certain Oak Hill entities, Duane Reade Shareholders, Duane Reade Holdings, Inc., Duane Reade Inc. and a former CEO (Mr. Cuti) and certain current and former Senior Vice Presidents. The preemptive rights agreement contains, among other things, certain preemptive rights for management, providing that certain equity securities issued by Duane Reade Shareholders or any of its subsidiaries to the members of Duane Reade Shareholders (other than Mr. Cuti) must dilute the interests of all of the parties to the preemptive rights agreement on a proportionate basis. In connection with any such issuance of equity securities, each of Messrs. Cuti, Henry and Ray have the right to purchase from the issuing entity a percentage of equity securities being issued equal to their percentage interest (including phantom stock interest) in Duane Reade Holdings, Inc. as of such time (and, in the case of Mr. Cuti, taking into account his interest in Duane Reade Shareholders as of such time). To the extent any such members of management no longer maintain equity interests in Duane Reade Shareholders or any of its subsidiaries, they will cease to be beneficiaries of the preemptive rights agreement.

DUANE READE HOLDINGS, INC

Notes to Consolidated Financial Statements—(Continued)

Issuance of Common Stock Warrants

As discussed in Note 11, in conjunction with the issuances of the Series A and Series B preferred stock, the Company also issued warrants to purchase the Company’s common stock. The Series A preferred stock warrant is convertible into an aggregate of up to 384,174 shares of the Company’s common stock at a price per share of $75.00, subject to certain adjustments. The Series B preferred stock warrant is convertible into an aggregate of up to 1,196,261 shares of the Company’s common stock at a price per share of $0.01, subject to certain adjustments. In accordance with ASC Topic 480 (formerly SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,”) the Company has recorded the portion of the proceeds that was ascribed to the warrants, based on a relative fair value basis, within additional paid-in capital. The Company ascribed a value of $8.4 million (net of $0.3 million of expenses) to the Series A warrant and $38.7 million (net of $0.3 million of expenses) to the Series B warrant.

Additional Capital Contributions

Oak Hill reimburses the Company for a portion of the Company’s legal costs incurred in connection with the arbitration proceedings relating to a former CEO (Mr. Cuti) and discussed in Note 18. The Company did not receive any reimbursements during fiscal 2009 but during fiscal 2008 and fiscal 2007, the reimbursements totaled approximately $1.5 million and $2.5 million, respectively. The amounts are recorded within additional paid-in capital.

16. Other Expenses

The table below provides detail of Other expenses for fiscal years 2009, 2008 and 2007 (dollars in thousands).

	Fiscal Year Ended December 26, 2009		Fiscal Year Ended December 27, 2008		Fiscal Year Ended December 29, 2007
Closed store costs(a)	$4,812		$3,649		$4,351
Asset impairment charges(b)	1,814		7,662		868
Oak Hill management fee(c)	1,250		1,250		1,250
Accounting investigations(d)	—		—		2,250
Former CEO (Mr. Cuti) matters, net(e)	5,147		6,029		6,013
Miscellaneous other	1,030	(f)	(1,782	)(g)	1,216

Total Other expenses	$14,053		$16,808		$15,948

(a)	In the normal course of its business, the Company closes store locations prior to the store location’s lease expiration. In accordance with the ASC Topic 420 (formerly SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities,”) the Company establishes reserves for closed store costs anticipated to be incurred in connection with such closings.
(b)	When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows in addition to other quantitative and qualitative analyses. The Company recorded impairment charges of $1.8 million in fiscal 2009, $7.7 million in fiscal 2008 and $0.9 million in fiscal 2007 for stores whose asset carrying values were greater than their undiscounted expected cash flows.
(c)	The Oak Hill management fee is payable quarterly.
(d)	See Note 2 and Note 18 for a discussion of the costs relating to accounting investigations and the proceedings relating to Mr. Cuti.
(e)	The fiscal 2009 net expense for Former CEO (Mr. Cuti) matters includes insurance proceeds of approximately $4.4 million.
(f)

The Company has self-reported to the State of New York Office of the Medicaid Inspector General (the “OMIG”), a matter relating to certain pharmacists who were inadvertently employed by the Company while they were excluded from participating in the Medicare and/or New York State Medicaid programs at various timeframes between 2001 and 2008. The Company and the OMIG are in discussions regarding certain Medicaid reimbursements received by the Company and related to the activities of these pharmacists. The Company has communicated to the OMIG

DUANE READE HOLDINGS, INC

Notes to Consolidated Financial Statements—(Continued)

its belief that payments received by the Company for the cost of prescriptions dispensed do not represent overpayments. For the fiscal year ended December 26, 2009, the Company has recorded a $0.8 million charge within miscellaneous other expenses relating to the potential disgorgement of dispensing fees received by the Company for prescriptions dispensed by the excluded pharmacists. Due to the inherent uncertainty of the matter, there can be no assurance that this matter will be resolved for the amount recorded by the Company and the Company may be required to repay the total amount of Medicaid reimbursement received by the Company for the prescriptions dispensed by some or all of the excluded pharmacists. If the Company is required to repay the total amount of Medicaid reimbursement received by the Company for the prescriptions dispensed by some or all of the excluded pharmacists, the payment may be as high as $15.7 million.

(g)	Included within the miscellaneous other balance for 2008 are benefits resulting from fair value adjustments to reverse the excess liabilities for the phantom stock liability and the profits interest liability. These benefits are partially offset by additional benefit costs related to a March 2006 union contract settlement.

17. Income Taxes

The income tax provision for the 2009, 2008 and 2007 fiscal years consists of the following (in thousands):

	Fiscal Year Ended December 26, 2009	Fiscal Year Ended December 27, 2008	Fiscal Year Ended December 29, 2007
Current:
Federal	$—	$—	$—
State & Local	1,103	(2)	126
Deferred:
Federal	1,881	1,881	1,866
State & Local	573	166	200

Total Income tax expense	$3,557	$2,045	$2,192

Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amount and tax bases of the respective assets and liabilities at December 26, 2009 and December 27, 2008 and are summarized as follows (in thousands):

	December 26, 2009	December 27, 2008
Deferred tax assets (liabilities)—current:
Deferred income	$876	$951
Inventories	(2,812)	(2,774)
Reserves	10,321	11,483
Other, net	341	330

	8,726	9,990
Less: Valuation allowance	(13,162)	(13,279)

Total Deferred income taxes—current liability	$(4,436)	$(3,289)

Deferred tax assets (liabilities)—non-current:
Deferred rent	$29,981	$24,155
Deferred income	12,619	10,932
Long lived assets	(48,206)	(59,084)
Labor contingency and other reserves	4,099	3,491
Alternative minimum tax credits	1,668	1,668
Wage-based and other tax credits	7,555	8,003
Net operating losses	114,102	109,848
Other, net	1,159	2,118

	122,977	101,131
Less: Valuation allowance	(152,724)	(129,571)

Total Deferred income taxes—non-current liability	$(29,747)	$(28,440)

As a result of the Company’s significant losses incurred in 2009 and 2008 and its anticipated future performance based on recently completed projections, the Company evaluated the need to record a valuation allowance against its net deferred tax assets as part of the 2009 tax provision accounting procedures. The evaluation undertaken included a review of the individual deferred tax components and a corresponding analysis of the anticipated time period during which the

DUANE READE HOLDINGS, INC

Notes to Consolidated Financial Statements—(Continued)

temporary differences giving rise to deferred tax assets and liabilities would reverse. Based on the results of this analysis, the Company determined that except for two specific items, all other deferred tax assets and liabilities were expected to reverse within the same period. The non-reversing items total $34.2 million and include the deferred tax liability of $13.3 million associated with post-2004 goodwill and the deferred tax liability of $20.9 million associated with the trade name. Because these items are not amortized for financial statement purposes, a reversal of the corresponding deferred tax liability is not expected to occur within the expiration period of the Company’s net operating losses.

In fiscal 2009, fiscal 2008 and fiscal 2007, the Company generated net operating losses of approximately $8.8 million, $7.1 million and $56.9 million, respectively. The federal net operating losses can be carried forward 20 years and will begin to expire in fiscal year 2018. The New York State and New York City net operating losses can be carried forward for a period ranging between 15 and 20 years and began to expire in fiscal year 2007. The New Jersey net operating losses can be carried forward seven years and will begin to expire in fiscal year 2011. The federal and state tax effects of these net operating losses are reflected as a tax benefit in the deferred income tax provision.

Additional deferred tax assets include federal, state and local tax credits totaling $9.2 million, and are composed of federal Work Opportunity Tax credits ($3.6 million), federal Alternative Minimum Tax credits ($1.7 million) and New York State Zone Equivalent Area credits ($3.9 million). The Work Opportunity Tax credits can be carried forward for a period of 20 years, while each of the other tax credits can be carried forward indefinitely.

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

At December 26, 2009, the Company has approximately $194.1 million of gross deferred tax assets and approximately $62.4 million of gross deferred tax liabilities, resulting in a net deferred tax asset of $131.7 million. After adjusting for the value of the deferred tax liabilities that do not reverse, the resulting cumulative valuation allowance amounts to $165.9 million, of which $23.0 million was recorded in 2009, compared to $30.9 million recorded in 2008 and $43.5 million recorded in 2007.

The provision for income taxes for the 2009 fiscal year, the 2008 fiscal year and the 2007 fiscal year differs from the amounts of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax loss as a result of the following (dollars in thousands):

	Fiscal Year Ended December 26, 2009		Fiscal Year Ended December 27, 2008		Fiscal Year Ended December 29, 2007
Pre-tax loss	$(120,739)	100.0%	$(70,733)	100.0%	$(85,588)	100.0%

Statutory rate	(42,258)	(35.0)	(24,757)	(35.0)	(29,956)	(35.0)
State and local taxes, net of federal tax benefit	(12,132)	(10.0)	(6,714)	(9.5)	(8,430)	(9.8)
NOL and tax credit adjustments	—	0.0	—	0.0	(4,704)	(5.5)
Employment and other tax credits	522	0.4	702	1.0	—	0.0
Preferred stock (1)	33,570	27.8	2,604	3.7	1,491	1.7
Other	819	0.7	(642)	(0.9)	253	0.3

	(19,479)	(16.1)	(28,807)	(40.7)	(41,346)	(48.3)
Change in valuation allowance	23,036	19.1	30,852	43.6	43,538	50.9

Income tax expense	$3,557	2.9%	$2,045	2.9%	$2,192	2.6%

(1)	Tax affected amounts shown above for the redeemable preferred stock relate to the non-deductible nature of its dividends and the accretion of the original issue discounts for the preferred stock as well as the fair value adjustments for the mandatory redemption feature of the redeemable preferred stock, which are considered derivative financial instruments. The significant increase in the tax affected amounts for 2009 is primarily due to (i) the August 2009 issuance of $125.0 million of Series B redeemable preferred stock and (ii) the fair value adjustments for the mandatory redemption features for the redeemable preferred stock. For tax purposes, the redeemable preferred stock is treated as equity rather than as debt and therefore, the amounts reflect permanent differences which impact the overall effective tax rate.

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

DUANE READE HOLDINGS, INC

Notes to Consolidated Financial Statements—(Continued)

In September 2008, the Company was notified by the Internal Revenue Service that its Form 1120 filing for the 2006 tax year had been selected for examination. The examination is in its early stages and there have been no proposed adjustments to date. In September 2009, the Company was notified by the New York State Department of Taxation and Finance that its Form NYS-3A filings for the 2005 through 2007 tax years had been selected for examination. The examination is in its early stages and there have been no proposed adjustments to date.

At December 26, 2009 the Company has a liability for uncertain tax benefits of $0.6 million, which was recorded in the 2009 fiscal year. The Company’s uncertain tax benefits are related to tax years that remain subject to examination by tax authorities and include positions taken with respect to the collectability of certain balances. The Company does not believe there will be any material changes in its uncertain tax positions over the next twelve months

The Company reflects interest charges incurred in connection with audit settlements as interest expense; however, if any tax-related penalties were to be incurred, such amounts would be recorded as a component of the income tax provision. The Company has not incurred any material interest as of December 26, 2009. The Company has not incurred any penalties as of December 26, 2009.

18. Commitments and Contingencies

Leases: Duane Reade leases its facilities under operating lease agreements expiring on various dates through the year 2030. In addition to minimum rentals, certain leases provide for annual increases based upon real estate tax increases, maintenance cost increases and inflation. Generally, the Company obtains a free rent period at the beginning of the lease term. Additionally, the Company’s leases provide for escalations over the term of the lease. Rent expense, including deferred rent, real estate taxes and other rent-related costs and sub-lease income for the fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007 was approximately $175.8 million, $158.1 million and $149.6 million, respectively.

Minimum annual cash rent obligations under non-cancelable operating leases at December 26, 2009 (including obligations under new store leases entered into but not opened as of December 26, 2009) are as follows (in thousands):

2010	$155,773
2011	156,562
2012	153,440
2013	148,940
2014	137,661
Thereafter	945,683

Total	$1,689,059

Amounts anticipated to be received during the periods shown above in connection with sub-lease arrangements existing at December 26, 2009 total $60.0 million.

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

The Company has self-reported to the OMIG a matter relating to certain pharmacists who were inadvertently employed by the Company while they were excluded from participating in the Medicare and/or New York State Medicaid

DUANE READE HOLDINGS, INC

Notes to Consolidated Financial Statements—(Continued)

programs at various timeframes between 2001 and 2008. The Company and the OMIG are currently in discussion regarding certain Medicaid reimbursements received by the Company and related to the activities of these pharmacists. The Company has communicated to the OMIG its belief that payments received by the Company for the cost of prescriptions dispensed do not represent overpayments. In the 2009 fiscal year, the Company recorded a $0.8 million charge relating to the potential disgorgement of dispensing fees received by the Company for prescriptions dispensed by the excluded pharmacists. Due to the inherent uncertainty of the matter, there can be no assurance that this matter will be resolved for the amount recorded by at December 26, 2009 and the Company may be required to repay the total amount of Medicaid reimbursement received by the Company for the prescriptions dispensed by some or all of the excluded pharmacists. If the Company is required to repay the total amount of Medicaid reimbursement received for the prescriptions dispensed by some or all of the excluded pharmacists, the payment may range as high as $15.7 million.

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

Accordingly, given the risks and uncertainties inherent in litigation, there can be no definitive assurance that the Company will actually receive any or all of the panel’s appraised value of this claim, and the Company has not recognized any income related to this matter, other than $9.4 million (net of $0.5 million of expenses incurred) of the original $9.9 million paid by the insurer in 2002. It should be noted that any payment to the Company that might be forthcoming as a result of this claim may also result in the incurrence of additional expenses that are contingent upon the amount of such insurance claim settlement. These expenses, if incurred, are not expected to exceed $2.5 million.

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

DUANE READE HOLDINGS, INC

Notes to Consolidated Financial Statements—(Continued)

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

DUANE READE HOLDINGS, INC

Notes to Consolidated Financial Statements—(Continued)

Management Agreements: The Company has employment agreements with several of its executives providing for, among other things, employment terms of up to four years. Pursuant to the terms of such employment and related agreements, the Company may be obligated for certain compensation and benefits in the event of termination.

Other Commitments: In connection with the assignment of certain store leases to third parties during 2008 and 2007, the Company provides secondary guarantees on the lease obligations for the assigned stores. The respective purchasers have assumed the Company’s obligations under these leases and are primarily liable for these obligations. Although the Company believes it to be unlikely, assuming that each respective purchaser became insolvent, management estimates that the Company could settle these obligations for amounts substantially less than the aggregate obligation of $24.6 million as of December 26, 2009. The obligations are for varying terms dependent upon the respective lease, the longest of which lasts through May 31, 2022.

19. Benefit Plans

Management Stock Option Plan

The board of directors of Duane Reade Holdings, Inc. adopted the Duane Reade Holdings, Inc. Management Stock Option Plan (the “2004 Option Plan”), which became effective on the date the Acquisition was completed. The 2004 Option Plan is administered by the compensation committee of the board of directors. Any officer, employee, director or consultant of Duane Reade Holdings or any of its subsidiaries or affiliates is eligible to be designated a participant under the 2004 Option Plan. On November 4, 2009, the Company increased the maximum number of shares in respect of which stock options may be granted under the 2004 Option Plan from 575,893 shares of its common stock to 750,000 shares of its common stock. The Company expects to satisfy the exercise of stock options granted under the 2004 Option Plan by utilizing newly-issued shares.

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

A summary of activity under the Stock Option Plan as of December 26, 2009, and changes during the three years ended December 26, 2009 are presented below:

	2004 Management Stock Option Plan
	Total Options	Wtd. Avg Exercise Price	Wtd. Avg Fair Value
Options outstanding, December 30, 2006	295,719	$100.00	$28.63
Options granted	178,000	$100.00	$5.59
Options forfeited	(4,172)	$100.00	$24.55
Options cancelled	(14,542)	$100.00	$18.55
Options exercised	(100)	$100.00	$25.28

Options outstanding, December 29, 2007	454,905
Options granted	265,000	$100.00	$11.14
Options forfeited	(77,508)	$100.00	$22.63
Options cancelled	(172,263)	$100.00	$19.90
Options exercised	—	$100.00	$—

Options outstanding, December 27, 2008	470,134
Options granted	58,500	$100.00	$—
Options forfeited	(12,942)	$100.00	$22.18
Options cancelled	(1,500)	$100.00	$—
Options exercised	—	$100.00	$—

Options outstanding, December 26, 2009	514,192

Weighted average remaining life	7.8 years

DUANE READE HOLDINGS, INC

Notes to Consolidated Financial Statements—(Continued)

At December 26, 2009, there are 514,192 options exercisable under the 2004 Option Plan, with a weighted-average remaining life of 7.8 years, a weighted- average exercise price of $100 and an aggregate intrinsic value of $0. The total intrinsic value of the 100 options exercised during 2007 was $0. There were no options exercised in either 2009 or 2008.

For share-based payment grants on or after December 31, 2006, the Company estimated the fair value of such grants using a lattice-based option valuation model. Prior to December 31, 2006, the Company estimated the fair value of share-based payment awards using the Black-Scholes option pricing model. The Company believes the lattice-based option valuation model is a more accurate model for valuing employee stock options since it best models the terms of the Company’s options.

The fair value of each option grant issued during the years ended December 27, 2008 and December 29, 2007 was estimated on the date of grant using the lattice-pricing model with the following weighted-average assumptions:

	December 26, 2009	December 27, 2008	December 29, 2007
Dividend yield	0.0%	0.0%	0.0%
Volatility	40.0%	41.2%	35.0%
Risk-free interest rate	3.7%	3.6%	4.7%
Post-vesting employment termination	5.0%	1.9%	5.0%

As of December 26, 2009, there was $1.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock-based compensation plan. That cost is expected to be recognized on a straight-line basis over a weighted-average period of 2.1 years. During the 2009, 2008 and 2007 fiscal years, the Company recognized compensation cost related to share-based payments of approximately $0.8 million, $0.7 million and $1.0 million, respectively.

As of December 26, 2009, a total of 235,808 shares of common stock of the Company were reserved for the issuance of additional stock options. The Company expects to satisfy the exercise of stock options utilizing newly-issued shares.

401(k) Profit-Sharing Plan The Company maintains an employee savings plan, pursuant to Section 401(k) (the “401(k) Plan”) of the Internal Revenue Code (“IRC”), which, prior to January 1, 2002, covered substantially all non-union employees other than key employees as defined by IRC, and, effective January 1, 2002, became available to certain union employees. Eligible participating employees may contribute up to 10% of their pre-tax salaries, subject to certain IRC limitations. The 401(k) Plan, as amended, provides for employer matching contributions at the discretion of the Company (to a maximum of 1% of eligible pre-tax salaries) and has a feature under which the Company may contribute additional discretionary amounts for all eligible employees. During fiscal 2009, the Company suspended the employer matching contributions to the 401(k) Plan. During the fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007, the Company incurred expenses of $0.1 million, $0.8 million and $0.9 million, respectively, related to employer matching contributions.

Organized Labor Benefit Plans Duane Reade Inc.’s collective bargaining agreements with RWDSU/Local 338, Local 340A New York Joint Board, UNITE AFL-CIO and the International Brotherhood of Teamsters, Chauffeurs and Warehousemen and Helpers of America, Local 210 require certain contributions to multi-employer pension, health and welfare benefit plans for certain of its employees. For the 2009, 2008 and 2007 fiscal years, the expenses for such plans were $11.7 million, $7.4 million and $5.3 million, respectively.

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

DUANE READE HOLDINGS, INC

Notes to Consolidated Financial Statements—(Continued)

Tax Sharing Agreement

Duane Reade Holdings, Inc. is the common parent of an affiliated group of corporations that includes Duane Reade Inc. and its corporate subsidiaries. Duane Reade Holdings, Inc. elected to file consolidated federal income tax returns on behalf of the group. On July 30, 2004, Duane Reade Holdings, Inc. and its subsidiaries entered into a tax sharing agreement, which was amended and restated on August 7, 2009 and October 6, 2009. Under the tax sharing agreement, Duane Reade Inc. and its corporate subsidiaries will make payments to Duane Reade Holdings, Inc. These payments will not be in excess of Duane Reade Inc.’s and its corporate subsidiaries’ tax liabilities, as if computed on a separate-entity basis. In addition, Duane Reade GP and Duane Reade International, LLC are each jointly and severally liable for, and will make all payments with respect to, certain obligations of their partners or members to the extent attributable to each such partner’s or member’s interest in Duane Reade GP and Duane Reade International, LLC. The amended and restated agreement permits the substitution of a new parent of the affiliated group of corporations that includes Duane Reade Holdings, Inc. and its corporate subsidiaries, without causing the agreement to terminate.

Trucking Services

The Company was party to a consulting agreement with Transportation Services International (“TSI”), an entity operated by Joseph Cuti, the brother of Mr. Cuti. TSI provided various trucking, logistical and warehousing consultative services to the Company. The Company’s agreement with TSI was terminated in 2008. The Company’s payments to TSI totaled approximately $0.1 million annually in fiscal years 2008 and 2007.

Service Agreement

The Company is party to a service agreement with EXLService Holdings, Inc. (“EXL”), an entity that is partially owned by Oak Hill Capital Management, Inc. (an affiliate of Oak Hill Capital Partners, L.P.). EXL is engaged by the Company to perform internal audit and internal control testing. The Company’s agreement with EXL is terminable by either party. The Company’s payments to EXL totaled approximately $0.5 million, $0.6 million and $0.6 million in 2009, 2008 and 2007, respectively.

21. Subsequent Events

On February 17, 2010, the Company announced a definitive agreement under which Walgreens will acquire Duane Reade from affiliates of Oak Hill in a cash transaction for a total enterprise value of $1.075 billion, which includes the assumption of debt. The transaction is subject to customary conditions, including the receipt of regulatory approvals, and would include all of the Company’s stores, as well as its corporate office and two distribution centers. There can be no assurance that the transaction will be completed.

22. Condensed Consolidating Financial Information of Subsidiary Guarantors and Co-Obligors

The 11.75% Senior Secured Notes due 2015 and the 9.75% Senior Subordinated Notes due 2011 were co-issued by Duane Reade Inc. and Duane Reade GP, each of whom is considered a “co-obligor.” The Company and each of its other subsidiaries, composed of DRI I Inc., Duane Reade International, LLC and Duane Reade Realty, Inc., are guarantors of such notes. The guarantee of the Company and of each subsidiary guarantor is full and unconditional and joint and several.

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

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Operations

For the fiscal year ended December 26, 2009

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$—	$—	$1,837,499	$8,787	$(8,787)	$1,837,499
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	—	—	1,268,094	—	—	1,268,094
Selling, general & administrative expenses	—	—	498,681	270	(8,787)	490,164
Depreciation and amortization	—	—	72,609	—	—	72,609
Store pre-opening expense	—	—	532	—	—	532
Gain on sale of pharmacy files	—	—	(321)	—	—	(321)
Other	—	—	14,053	—	—	14,053

Operating loss	—	—	(16,149)	8,517	—	(7,632)
Equity earnings in affiliates	125,992	125,992	—	1,331	(253,315)	—
Interest expense, net	—	—	66,581	—	—	66,581
Fair value adjustments for mandatory redemption features of redeemable preferred stock	—	—	58,989	—	—	58,989
Gain on debt extinguishment, net	—	—	(12,463)	—	—	(12,463)

Income (loss) before income taxes	(125,992)	(125,992)	(129,256)	7,186	253,315	(120,739)
Income tax expense	(1,696)	—	3,808	1,445	—	3,557

Net income (loss)	$(124,296)	$(125,992)	$(133,064)	$5,741	$253,315	$(124,296)

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Operations

For the fiscal year ended December 27, 2008

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$—	$—	$1,774,029	$8,448	$(8,448)	$1,774,029
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	—	—	1,227,129	—	—	1,227,129
Selling, general & administrative expenses	—	—	484,557	465	(8,448)	476,574
Depreciation and amortization	—	—	68,539	—	—	68,539
Store pre-opening expense	—	—	797	—	—	797
Gain on sale of pharmacy files	—	—	—	—	—	—
Other	—	—	16,808	—	—	16,808

Operating loss	—	—	(23,801)	7,983	—	(15,818)
Equity earnings in affiliates	75,580	75,580	—	807	(151,967)	—
Interest expense, net	—	—	52,464	—	—	52,464
Fair value adjustments for mandatory redemption features of redeemable preferred stock	—	—	2,451	—	—	2,451

Income (loss) before income taxes	(75,580)	(75,580)	(78,716)	7,176	151,967	(70,733)
Income tax expense	(2,802)	—	2,032	2,815		2,045

Net income (loss)	$(72,778)	$(75,580)	$(80,748)	$4,361	$151,967	$(72,778)

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Operations

For the fiscal year ended December 29, 2007

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Net sales	$—	$—	$1,686,752	$40,687	$(40,687)	$1,686,752
Costs and expenses:
Cost of sales (exclusive of depreciation and amortization shown separately below)	—	—	1,176,376	—	—	1,176,376
Selling, general & administrative expenses	—	—	513,919	453	(67,676)	446,696
Depreciation and amortization	—	—	73,080	—	—	73,080
Store pre-opening expense	—	—	600	—	—	600
Gain on sale of pharmacy files	—	—	(1,337)	—	—	(1,337)
Other	—	—	15,948	—	—	15,948

Operating (loss) income	—	—	(91,834)	40,234	26,989	(24,611)
Equity earnings in affiliates	111,329	111,329	—	1,567	(224,225)	—
Interest expense, net	—	—	59,464	(26,989)	26,989	59,464
Fair value adjustments for mandatory redemption features of redeemable preferred stock	—	—	1,513	—	—	1,513

Income (loss) before income taxes	(111,329)	(111,329)	(152,811)	65,656	224,225	(85,588)
Income tax (benefit) expense	(23,549)	—	3,914	21,827	—	2,192

Net (loss) income	$(87,780)	$(111,329)	$(156,725)	$43,829	$224,225	$(87,780)

DUANE READE HOLDINGS, INC.

Condensed Consolidating Balance Sheet

As of December 26, 2009

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Assets
Current assets
Cash	$—	$—	$1,372	$10	$—	$1,382
Receivables, net	—	—	63,416	—	—	63,416
Due from affiliates	67,384	20,187	—	16,433	(104,004)	—
Inventories	—	—	240,685	—	—	240,685
Deferred income taxes	—	1,140	5,049	(6,189)	—	—
Prepaid expenses and other current assets	—	—	18,187	—	—	18,187

Total current assets	67,384	21,327	328,709	10,254	(104,004)	323,670
Investment in affiliates	(73,072)	(10,482)	—	(5,135)	88,689	—
Property and equipment, net	—	—	199,072	—	—	199,072
Goodwill	—	—	69,510	—	—	69,510
Deferred income taxes	—	1,645	9,032	(10,677)	—	—
Other assets, net	—	—	113,584	412,378	(366,145)	159,817

Total assets	$(5,688)	$12,490	$719,907	$406,820	$(381,460)	$752,069

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$—	$—	$114,522	$—	$—	$114,522
Due to affiliates	—	—	36,620	67,384	(104,004)	—
Accrued interest	—	—	16,258	—	—	16,258
Accrued expenses	—	4,649	51,776	—	—	56,425
Current portion of long-term debt	—	—	106,421	—	—	106,421
Current portion of capital lease obligations	—	—	3,825	—	—	3,825

Total current liabilities	—	4,649	329,422	67,384	(104,004)	297,451
Long term debt	—	—	710,491	—	(366,145)	344,346
Capital lease obligations, less current portion	—	—	3,576	—	—	3,576
Deferred income taxes	—	73,980	(73,009)	28,776	—	29,747
Redeemable preferred stock and accrued dividends	128,605	128,605	128,605	—	(257,210)	128,605
Deferred rent liabilities	—	—	65,871	—	—	65,871
Other non-current liabilities	73,548	74,494	108,217	—	(147,096)	109,163

Total liabilities	202,153	281,728	1,273,173	96,160	(874,455)	978,759
Stockholders’ equity (deficit)
Common stock	26	—	—	—	—	26
Paid-in-capital	286,229	348,845	232,853	64,995	(637,495)	295,427
Accumulated other comprehensive income (loss)	—	—	—	—	—	—
Retained earnings (Accumulated deficit)	(494,096)	(618,083)	(786,119)	245,665	1,130,490	(522,143)

Total stockholders’ equity (deficit)	(207,841)	(269,238)	(553,266)	310,660	492,995	(226,690)

Total liabilities and stockholders’ equity (deficit)	$(5,688)	$12,490	$719,907	$406,820	$(381,460)	$752,069

DUANE READE HOLDINGS, INC.

Condensed Consolidating Balance Sheet

As of December 27, 2008

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Assets
Current assets
Cash	$—	$—	$1,386	$44	$—	$1,430
Receivables, net	—	—	55,783	—	—	55,783
Due from affiliates	65,688	20,154		7,883	(93,725)	—
Inventories	—	—	214,154	—	—	214,154
Deferred income taxes	—	1,140	5,049	(6,189)	—	—
Prepaid expenses and other current assets	—	—	13,541	—	—	13,541

Total current assets	65,688	21,294	289,913	1,738	(93,725)	284,908
Investment in affiliates	(147,241)	(84,651)	—	(3,804)	235,696	—
Property and equipment, net	—	—	186,560	—	—	186,560
Goodwill	—	—	69,510	—	—	69,510
Deferred income taxes	—	1,645	9,032	(10,677)	—	—
Other assets, net	—	—	125,390	412,377	(366,145)	171,622

Total assets	$(81,553)	$(61,712)	$680,405	$399,634	$(224,174)	$712,600

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$—	$—	$88,238	$—	$—	$88,238
Due to affiliates	—	—	28,037	65,688	(93,725)	—
Accrued interest	—	—	8,597	—	—	8,597
Accrued expenses	—	3,056	49,206	—	—	52,262
Current portion of long-term debt	—	—	144,642	—	—	144,642
Current portion of capital lease obligations	—	—	4,485	—	—	4,485

Total current liabilities	—	3,056	323,205	65,688	(93,725)	298,224
Long term debt	—	—	771,178	—	(366,145)	405,033
Capital lease obligations, less current portion	—	—	1,492	—	—	1,492
Deferred income taxes	—	76,230	(76,817)	29,027	—	28,440
Redeemable preferred stock and accrued dividends	36,775	36,775	36,775	—	(73,550)	36,775
Deferred rent liabilities	—	—	53,084	—	—	53,084
Other non-current liabilities	5,624	5,880	35,997	—	(11,248)	36,253

Total liabilities	42,399	121,941	1,144,914	94,715	(544,668)	859,301
Stockholders’ equity (deficit)
Common stock	26	—	—	—	—	26
Paid-in-capital	247,519	310,136	193,294	64,995	(560,077)	255,867
Accumulated other comprehensive income (loss)	—	—	(4,747)	—	—	(4,747)
Retained earnings (Accumulated deficit)	(371,497)	(493,789)	(653,056)	239,924	880,571	(397,847)

Total stockholders’ equity (deficit)	(123,952)	(183,653)	(464,509)	304,919	320,494	(146,701)

Total liabilities and stockholders’ equity (deficit)	$(81,553)	$(61,712)	$680,405	$399,634	$(224,174)	$712,600

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows

For the fiscal year ended December 26, 2009

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Cash flows used in operating activities:
Net (loss) income	$(124,296)	$(125,992)	$(133,064)	$5,741	$253,315	$(124,296)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	—	—	75,929	—	—	75,929
Deferred tax provision	(1,696)	(1,102)	3,808	1,445	—	2,455
Non-cash rent expense	—	—	12,914	—	—	12,914
Non-cash interest expense on redeemable preferred stock	—	—	14,766	—	—	14,766
Fair value adjustments for mandatory redemption features of redeemable preferred stock	—	—	58,989	—	—	58,989
Asset impairment charges	—	—	1,814	—	—	1,814
Interest rate collar	—	—	4,337	—	—	4,337
Gain on debt extinguishment	—	—	(12,463)	—	—	(12,463)
Other non-cash charges (credits)	—	—	686	—	—	686
Equity in income of subsidiaries	125,992	125,992	—	1,331	(253,315)	—
Changes in operating assets and liabilities:
Receivables	—	(33)	951	(8,551)	—	(7,633)
Inventories	—		(26,531)		—	(26,531)
Prepaid expenses and other current assets	—		(4,647)	—	—	(4,647)
Accounts payable	—		26,284	—	—	26,284
Accrued expenses	—	446	10,690	—	—	11,136
Other assets and liabilities, net	—	689	3,553	—	—	4,242

NET CASH PROVIDED BY OPERATING ACTIVITIES	—	—	38,016	(34)	—	37,982

Cash flows used in investing activities:
Capital expenditures	—	—	(51,583)	—	—	(51,583)
Lease acquisition and other costs	—	—	(13,233)	—	—	(13,233)
Proceeds from sale of assets	—	—	449	—	—	449

NET CASH USED IN INVESTING ACTIVITIES	—		(64,367)		—	(64,367)

Cash flows from financing activities:
Borrowings from asset-based revolving loan facility	—	—	2,114,666	—	—	2,114,666
Repayments of asset-based revolving loan facility	—	—	(2,152,886)	—	—	(2,152,886)
Proceeds from issuance of long-term debt	—	—	292,251	—	—	292,251
Issuance of preferred stock and warrants	—	—	124,709	—	—	124,709
Repayment of long-term debt	—	—	(336,628)	—	—	(336,628)
Issuance of common stock	—	—	—	—	—
Capital Contributions	—	—	—	—	—
Payment of deferred financing costs	—	—	(10,989)	—	—	(10,989)
Repayments of capital lease obligations	—	—	(4,786)	—	—	(4,786)

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	26,337	—	—	26,337

Net increase in cash	—	—	(14)	(34)	—	(48)
Cash at beginning of period	—	—	1,386	44	—	1,430

Cash at end of period	$—	$—	$1,372	$10	$—	$1,382

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows

For the fiscal year ended December 27, 2008

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Cash flows used in operating activities:
Net (loss) income	$(72,778)	$(75,580)	$(80,748)	$4,361	$151,967	$(72,778)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	—	—	72,191	—	—	72,191
Deferred tax provision	(2,802)	426	2,032	2,815	—	2,471
Non-cash rent expense	—	—	12,751	—	—	12,751
Non-cash interest expense on redeemable preferred stock	—	—	4,988	—	—	4,988
Fair value adjustments for mandatory redemption features of redeemable preferred stock	—	—	2,451	—	—	2,451
Asset impairment charges	—	—	7,662	—	—	7,662
Other non-cash charges (credits)	—	—	(3,470)	—	—	(3,470)
Equity in income of subsidiaries	75,580	75,580	—	807	(151,967)	—
Changes in operating assets and liabilities:
Receivables	—	1,864	(2,412)	(7,976)	8,448	(76)
Inventories	—	—	(2,476)	—	—	(2,476)
Prepaid expenses and other current assets	—	—	(336)	—	—	(336)
Accounts payable	—	—	20,917	—	(8,448)	12,469
Accrued expenses	—	(111)	2,571	—	—	2,460
Other assets and liabilities, net	—	(2,179)	8,189	—	—	6,010

NET CASH PROVIDED BY OPERATING ACTIVITIES	—	—	44,310	7	—	44,317

Cash flows used in investing activities:
Capital expenditures	—	—	(33,125)	—	—	(33,125)
Lease acquisition and other costs	—	—	(14,401)	—	—	(14,401)
Proceeds from sale of assets	—	—	525	—	—	525

NET CASH USED IN INVESTING ACTIVITIES	—	—	(47,001)	—	—	(47,001)

Cash flows from financing activities:
Borrowings from asset-based revolving loan facility	—	—	2,067,969	—	—	2,067,969
Repayments of asset-based revolving loan facility	—	—	(2,064,678)	—	—	(2,064,678)
Issuance of preferred stock and warrants	—	—	—	—	—	—
Issuance of common stock	—	—	2,000	—	—	2,000
Capital contributions	—	—	1,454	—	—	1,454
Deferred financing costs	—	—	(1)	—	—	(1)
Proceeds from exercise of stock options	—	—	—	—	—	—
Repayments of capital lease obligations	—	—	(4,010)	—	—	(4,010)

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	2,734	—	—	2,734

Net increase in cash	—	—	43	7	—	50
Cash at beginning of period	—	—	1,343	37	—	1,380

Cash at end of period	$—	$—	$1,386	$44	$—	$1,430

DUANE READE HOLDINGS, INC.

Condensed Consolidating Statement of Cash Flows

For the fiscal year ended December 29, 2007

(in thousands)

	Duane Reade Holdings, Inc.	Duane Reade Inc.	Duane Reade GP	Subsidiary Guarantors	Consolidating Adjustments	Duane Reade Holdings, Inc. Consolidated
Cash flows used in operating activities:
Net (loss) income	$(87,780)	$(111,329)	$(156,725)	$43,829	$224,225	$(87,780)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	—	—	76,733	—	—	76,733
Deferred tax provision	(23,549)	(126)	3,913	21,827	—	2,065
Non-cash rent expense	—	—	11,678	—	—	11,678
Non-cash interest expense on redeemable preferred stock	—	—	2,703	—	—	2,703
Fair value adjustments for mandatory redemption features of redeemable preferred stock	—	—	1,513	—	—	1,513
Asset impairment charges	—	—	868	—	—	868
Other non-cash expense	—	—	(4,379)	—	—	(4,379)
Equity in income of subsidiaries	111,329	111,329	—	1,567	(224,225)	—
Changes in operating assets and liabilities:
Receivables	—	399	991	84	—	1,474
Inventories	—	—	7,246	—	—	7,246
Prepaid and other current assets	—	—	12,454	—	—	12,454
Accounts payable	—	—	(7,641)	—	—	(7,641)
Accrued expenses	—	(255)	(5,015)	—	—	(5,270)
Other assets and liabilities, net	—	(18)	74,920	(67,295)	—	7,607

NET CASH PROVIDED BY OPERATING ACTIVITIES	—	—	19,259	12	—	19,271

Cash flows used in investing activities:
Capital expenditures	—	—	(26,050)	—	—	(26,050)
Lease acquisition and other costs	—	—	(19,206)	—	—	(19,206)
Proceeds from sale of assets	—	—	3,335	—	—	3,335

NET CASH USED IN INVESTING ACTIVITIES	—	—	(41,921)	—	—	(41,921)

Cash flows from financing activities:
Borrowings from asset-based revolving loan facility	—	—	1,982,406	—	—	1,982,406
Repayments of asset-based revolving loan facility	—	—	(1,998,178)	—	—	(1,998,178)
Issuance of preferred stock and warrants	—	—	39,150	—	—	39,150
Capital contributions	—	—	2,467	—	—	2,467
Deferred financing costs	—	—	(5)	—	—	(5)
Proceeds from exercise of stock options	—	—	10	—	—	10
Repayments of capital lease obligations	—	—	(3,215)	—	—	(3,215)

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	22,635	—	—	22,635

Net increase (decrease) in cash	—	—	(27)	12	—	(15)
Cash at beginning of period	—	—	1,370	25	—	1,395

Cash at end of period	$—	$—	$1,343	$37	$—	$1,380

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, as of December 26, 2009. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the Chief Executive Officer and Chief Financial Officer, assessed as of December 26, 2009, the effectiveness of our internal control over financial reporting. In making this assessment, management used the criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, management has concluded that we maintained effective internal control over financial reporting as of December 26, 2009.

KPMG LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued a report on the results of their audit of our internal control over financial reporting, which is included herein.

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth information regarding our directors and executive officers as of March 11, 2010:

Name	Age	Position
John A. Lederer	54	Chairman and Chief Executive Officer
Phillip A. Bradley	55	Senior Vice President, General Counsel and Secretary
John K. Henry	60	Senior Vice President and Chief Financial Officer
Joseph C. Magnacca	47	Senior Vice President and Chief Merchandising Officer
Charles R. Newsom	59	Senior Vice President—Store Operations
Vincent A. Scarfone	52	Senior Vice President—Human Resources and Administration
Mark W. Scharbo	46	Senior Vice President—Supply Chain
Frank V. Scorpiniti	40	Senior Vice President—Pharmacy Operations
Michael S. Green	37	Director
John P. Malfettone	54	Director
Tyler J. Wolfram	43	Director

John A. Lederer was appointed our Chairman and Chief Executive Officer effective April 2, 2008. Prior to that, Mr. Lederer served as President of Loblaw Companies Limited, Canada’s largest food distributor, from 2001 through September 2006. Mr. Lederer also served as a director of Loblaw for much of this period, capping a 30-year career with Loblaw and its subsidiary companies during which he held a number of senior leadership positions. In these roles, he was responsible for the operation and growth of national and regional banners, businesses and divisions. Mr. Lederer is a former director of the Food Marketing Institute and is the founder and former Chair of the President’s Choice Children’s Charity. Mr. Lederer is also a director of Tim Hortons Inc., a Canadian-based quick-service restaurant chain. Mr. Lederer was selected to serve on the board of directors due to his extensive management and leadership experience in the retail sector. In addition, since the chief executive officer is ultimately responsible for our day-to-day operations and for executing our strategy, and because our performance is an integral part of board deliberations, Mr. Lederer was appointed to act as Chairman of the Board of Directors.

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

Michael S. Green has been one of our directors since July 2004. Mr. Green is currently a Partner of Oak Hill Capital Management, LLC where he has been since 2000. He serves on the Board of Directors of NSA International, LLC. Mr. Green was selected to serve on the board due to his extensive management experience.

John P. Malfettone has been one of our directors and a director of Duane Reade Inc. since January 2005. He is the Chief Operating Officer of Oak Hill Capital Management, LLC and is responsible for finance, operations, human resources, administration, information technology and business planning. In addition, Mr. Malfettone provides assistance to the Oak Hill investment team in managing portfolio company financial and business matters. Prior to joining Oak Hill in 2004, Mr. Malfettone was the Executive Vice President and Chief Financial Officer of MacDermid Inc., a New York Stock Exchange listed specialty chemical company. Prior to that, from 1990 to 2001, he worked at General Electric Co. serving in numerous roles including GE Capital Assistant Corporate Controller, GE Capital Corporate Controller, GE Capital EVP CFO and Managing Director in GE’s private equity business. He joined GE from the accounting and audit firm, KPMG Peat Marwick, where he was promoted to partner in 1988. Mr. Malfettone was selected to serve on the board due to his financial expertise and extensive management experience and expertise in private equity investment.

Tyler J. Wolfram has been one of our directors since July 2004. He is currently a Partner of Oak Hill Capital Management, LLC, where he has been since 2001. During 2000, Mr. Wolfram served as Managing Director of Whitney & Co., a private equity investment firm. From 1998 to 2000, he served as Managing Director of Cornerstone Equity Investors, LLC, a private equity investment firm. Mr. Wolfram was selected to serve on the board due to his extensive management experience and expertise in private equity investment.

Corporate Governance and Board Matters

Our Board of Directors oversees our business and affairs and monitors the performance of management. In accordance with traditional corporate governance principles, our Board of Directors does not involve itself in our day-to-day operations. Instead, directors keep themselves informed through, among other things, discussions with our CEO, other key executives and our principal external advisers, e.g., legal counsel, outside auditors, investment bankers and other consultants, reading reports and other materials that are provided to them and by participating in Board and committee meetings. There are no family relationships among our directors or executive officers.

To our knowledge, none of our directors or executive officers have been convicted in a criminal proceeding during the last ten years (excluding traffic violations or similar misdemeanors), and none of our directors or executive officers was a party to any judicial or administrative proceeding during the last ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

In addition, to our knowledge, none of our directors or executive officers was a party to any judicial or administrative proceeding during the last ten years resulting from involvement in mail or wire fraud or fraud in connection with any business entity; violations of federal or state commodities, banking or insurance laws; or any disciplinary action imposed by stock, commodities or derivatives exchanges or other self-regulatory organization.

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

On February 14, 2005, a Compensation Committee of the board of directors of Duane Reade Inc. was established. During the 2009 fiscal year, the members of the Compensation Committee were Messrs. Andrew J. Nathanson, Denis J. Nayden and Tyler J. Wolfram. Mr. Nathanson was designated and appointed to serve as its Chairman. Mr. Nathanson passed away on August 21, 2009. Mr. Nayden served as Acting Chairman of the Compensation Committee for the remainder of the 2009 fiscal year. On March 4, 2010, Mr. Nayden resigned from our board of directors and Compensation Committee effective February 24, 2010. In tendering his resignation, Mr. Nayden did not express any disagreement with us on any matter relating to our operations, policies or practices. On March 4, 2010, the board of directors designated Mr. Wolfram to be the Chairman of the Compensation Committee and appointed Mr. Green to serve as a member of the Compensation Committee.

Compensation of Directors

Our employees who serve as directors do not receive additional compensation for service on the Board of Directors. We also do not compensate directors who are employees or affiliates of Oak Hill for their service as directors. We expect that any independent directors that might be named in the future will receive customary fees for their service as directors. No directors received any such compensation for 2009.

Compensation Committee Interlocks and Insider Participation

During fiscal 2005, Mr. Wolfram was a Vice President of Duane Reade Holdings, Inc. Effective January 2006, Mr. Wolfram was no longer a Vice President of Duane Reade Holdings, Inc.

Leadership Structure of our Board of Directors

John A. Lederer serves as both Chairman of the Board of Directors and CEO. The Board of Directors has determined that the most effective leadership structure for the present time is for the CEO to also serve as Chairman of the Board. Since the CEO is ultimately responsible for our day-to-day operations and for executing our strategy, and because our performance is an integral part of Board deliberations, the CEO is the director best qualified to act as Chairman of the Board of Directors. The Board of Directors retains the authority to modify this structure to best address our unique circumstances, and so advance the best interests of all stakeholders, as and when appropriate.

We do not utilize a lead independent director on our Board of Directors. Oak Hill and certain related entities beneficially own approximately 99% of our common equity. Currently, three Partners of Oak Hill (Mr. Green, Mr. Malfettone and Mr. Wolfram) serve as our directors.

Consideration of Director Diversity

The Board of Directors does not have a formal policy with respect to diversity; however, the Board of Directors believes that it is important for its members to represent diverse viewpoints. Each of our directors bring to our Board of Directors a broad range of experience derived either from their experiences as executives for other companies or through their membership on other boards.

Other than the Chairman position, which is typically filled by the CEO, we have not added any additional members to our Board of Directors since the Acquisition date. The continuing service by our directors promotes stability and continuity in the boardroom and gives us the benefit of their familiarity and insights into our business.

On August 21, 2009, one of our directors (Mr. Nathanson) passed away. In light of our pending acquisition by Walgreens, the Board of Directors has postponed its efforts to identify a replacement for Mr. Nathanson. In the event we are not acquired by Walgreens, the Board of Directors may decide to seek a replacement for Mr. Nathanson. Candidates for director will be reviewed in the context of the current composition of the Board of Directors, our operating requirements and the long-term interests of our stockholders and other stakeholders. In conducting this assessment, the Board of Directors will consider diversity, skills and such other factors as it deems appropriate given our current needs and the current needs of our Board of Directors to maintain a balance of knowledge, experience and capability. The candidates for director should have certain minimum qualifications, including business experience, high moral character as well as the ability to read and understand basic financial statements; however, the Board of Directors retains the right to modify these minimum qualifications from time to time.

The Role of the Board of Directors in Risk Oversight

The Board of Directors has an oversight role, as a whole and also at the committee level, in overseeing management of our risks. The Board of Directors regularly reviews information regarding our credit, liquidity and operations, as well as the risks associated with each. The Compensation Committee of the Board of Directors is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements and the Audit Committee of the Board of Directors oversees the management of financial risks. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board of Directors is regularly informed through committee reports about such risks.

Services Provided by Compensation Consultants

We did not utilize compensation consultants during fiscal 2009. The Compensation Committee of our Board of Directors also did not utilize compensation consultants during fiscal 2009.

Code of Ethics

We have implemented a Code of Ethics for our corporate officers, management and other professional personnel. The Code is required to be signed by each such individual, and is kept on file at our corporate office. We have also implemented a Code of Ethics for Senior Financial Officers, which includes our Chief Financial Officer, Principal Accounting Officer and other employees performing similar functions. The full text of the Code of Ethics and Code of Code of Ethics for Senior Financial Officers is available on the Corporate Governance page of our website at www.duanereade.com. Changes to or waivers, if any, of our Code of Ethics or Code of Ethics for Financial Officers would be promptly disclosed on our website.

ITEM 11.	EXECUTIVE COMPENSATION AND RELATED MATTERS—COMPENSATION DISCUSSION AND ANALYSIS

Compensation Discussion and Analysis

Executive Summary

Our Compensation Discussion and Analysis (“CD&A”) aims to explain the philosophy and objectives of our compensation program and our process for setting compensation for our named executive officers. The discussion relates primarily to our fiscal year 2009 compensation program although we also discuss compensation related actions taken after fiscal year 2009 to the extent we believe such information will assist in understanding the CD&A and tables below.

Our executive compensation program is overseen by the Compensation Committee of the Board of Directors. As discussed in greater detail below, we offer our named executive officers a basic compensation structure, comprised of four components:

Component	Objective and Basis	Form
Annual base salary	Provide a level of base compensation that is competitive for each individual’s role	Cash

Incentive plans	Annual and special incentives to drive company and individual performance and to align executive interests with stakeholder interests	Cash

Long-term incentive awards	Designed to encourage behavior that will increase shareholder value, focus the management team on our long-term performance and encourage executive retention	Primarily stock options

Benefits and other perquisites	Provide for the safety and wellness of our executives, and other purposes as discussed below	Various (see analysis below)

In making its decisions on an executive’s compensation, the Compensation Committee considers the nature and scope of all elements of an executive’s total compensation package, the executive’s responsibilities and his or her effectiveness in supporting our key strategic, operational and financial goals.

During fiscal year 2009, our Compensation Committee met to address various executive compensation issues, including approval of the fiscal 2009 annual base salary increases for our named executive officers and approval of special incentive awards for fiscal year 2008 that were paid during 2009.

Our financial results for fiscal year 2009 reflected a strong performance and sustained growth in several of our performance metrics despite a difficult economy that experienced reduced consumer confidence and discretionary spending. In fiscal year 2009, our net retail store sales increased 4.0% over fiscal year 2008 and our Adjusted FIFO EBITDA increased 13.9% over fiscal year 2008. On March 4, 2010, the Compensation Committee met and approved the Management Incentive Plan (MIP) awards for fiscal year 2009. We expect to pay the fiscal year 2009 MIP awards in April 2010.

On February 17, 2010, we announced a definitive agreement under which Walgreen Co. will acquire Duane Reade from affiliates of Oak Hill in a cash transaction for a total enterprise value of $1.075 billion, which includes the assumption of debt. This CD&A provides information on certain management incentive and acquisition award agreements that would become effective upon the closing of our pending acquisition by Walgreen Co. There can be no assurance that the transaction will be completed.

The impact of the Compensation Committee’s actions on each of our named executive officers is discussed in greater detail below.

Introduction

We are the largest drugstore chain in New York City, operating 257 stores and employing approximately 7,000 employees at December 26, 2009. Our mission is to build the best urban drugstore proposition in our markets. To allow us to achieve our mission, we have crafted a transformational “Prescription for Change” business strategy which focuses on serving the needs of our customers by providing them with the products they need to look and feel better as well as offering our customers a wide assortment of products designed to meet their everyday needs. We operate in a highly competitive business environment. To ensure the successful execution of our Prescription for Change business strategy, we seek to attract, motivate and retain talented and energetic management and executive-level employees. In order to achieve this objective, we provide competitive compensation packages that offer base salaries as well as short and long-term incentive opportunities based on both company and individual performance.

In July 2004, we were acquired by a group of investors, including Oak Hill Capital Partners, L.P. (“Oak Hill”), and both former and certain current members of our management team. As a result of the acquisition, we no longer have publicly-traded equity securities. Our long-term incentive awards consist primarily of stock options. The stock options we have granted since 2006 have had no “intrinsic value,” e.g., fair value in excess of the exercise price. This requires us to achieve substantial financial performance improvements before the option value can be realized.

The compensation decisions and policies affecting our named executive officers are reviewed and approved by the Compensation Committee. With respect to many of the determinations for the 2009 fiscal year, the Compensation Committee was composed of the following individuals, all of whom were not members of management:

Andrew J. Nathanson — Chairman

Denis J. Nayden

Tyler J. Wolfram

Michael S. Green

Mr. Nathanson passed away on August 21, 2009. Mr. Nayden served as Acting Chairman of the Compensation Committee for the remainder of the 2009 fiscal year. On March 4, 2010, Mr. Nayden resigned from our board of directors and Compensation Committee effective February 24, 2010. On March 4, 2010, the board of directors designated Mr. Wolfram to be the Chairman of the Compensation Committee and appointed Mr. Green to serve as a member of the Compensation Committee.

The Compensation Committee approves and oversees the total compensation package for our named executive officers, including, without limitation, their base salaries, deferred compensation (including any mandatory deferral or any opportunity for voluntary deferral), stock options and other equity-based compensation, incentive compensation, supplemental and incidental benefits and perquisites. The Committee also administers our Management Stock Option Plan, which we refer to as the “2004 Option Plan,” and monitors the performance of the named executive officers.

Philosophy and Objectives

The Compensation Committee oversees an executive compensation program designed to reflect the focus on achieving sales, Adjusted FIFO EBITDA and growth targets. For the purposes of determining compensation, Adjusted FIFO EBITDA is defined as earnings before interest, income taxes, depreciation, amortization, charges or credits relating to LIFO inventory valuation and certain other items that are not considered by management to be indicative of our usual underlying results. We believe that Adjusted FIFO EBITDA represents a useful measure of assessing the performance of our named executive officers and our ongoing operating activities, as it reflects our earnings trends without the impact of certain items that are not considered by management to be indicative of our usual underlying results.

The objectives of the compensation program are:

•

to attract, motivate and retain top quality executives with the qualifications necessary to drive our short and long-term financial success. This objective is achieved primarily through the use of the annual base salary, incentive plans and long-term incentive awards components of our basic compensation structure;

•

to encourage the achievement of key strategic, operational and financial goals and align executives’ interests with those of our stakeholders. This objective is achieved primarily though the use of our incentive plans and long-term incentive awards;

•	to appropriately reward the positive performance of key executives and other critical employees. This objective is achieved primarily through the use of incentive awards; and

•

to provide competitive pay packages that balance both short-term and long-term objectives. This objective is achieved primarily though the combination of all the components of our basic compensation structure.

In designing our compensation programs, we place a heavy emphasis on achieving Adjusted FIFO EBITDA, sales and growth targets and operating efficiencies. We believe achievement of the annual target for Adjusted FIFO EBITDA will require sales growth, improved margins and operating expense reductions. Accordingly, our primary metric used to measure performance is the achievement of targeted Adjusted FIFO EBITDA, which was approximately $102.0 million for fiscal year 2009. We achieved an actual Adjusted FIFO EBITDA of $99.0 million in the 2009 fiscal year. Please see “Item 6. Selected Financial Data,” contained elsewhere in the report for a reconciliation of our Adjusted FIFO EBITDA.

Components of Executive Compensation

The key components of compensation for our named executive officers are annual base salary, annual cash awards under our incentive plans, which reflect the achievement of both corporate and personal objectives, and long-term incentive stock options awards under the 2004 Option Plan.

Annual Base Salary The named executive officers receive base salaries that we believe are competitive and reflect their responsibilities, industry experience and job performance. The salary levels established by the Compensation Committee are designed to attract and retain qualified individuals who possess the qualities needed to ensure our long-term financial success. The named executive officers’ salaries are reviewed annually after the completion of our fiscal year.

Incentive Plans One of the primary objectives of the compensation program is to encourage our executives to help us achieve the targeted Adjusted FIFO EBITDA goals. To that end, we utilize incentive awards, which include our MIP awards as well as other incentive awards that are based principally upon the attainment of a corporate Adjusted FIFO EBITDA goal, supplemented by achievement of individual objectives.

Under the MIP, awards are set at a target level specific to each named executive officer, generally 100% of annual base salary. The MIP awards typically range between 50% of annual base salary and 150% of annual base salary, but the amounts may be zero if performance factors fall below our threshold annual Adjusted FIFO EBITDA goal. Under the MIP, 100% of the available MIP pool for all eligible employees is based upon the attainment of our annual Adjusted FIFO EBITDA goal. A portion of the annual amount awarded from the MIP pool is based upon achievement of Adjusted FIFO EBITDA, while the remainder of an individual’s MIP award is based upon the individual’s successful completion of one or more personal objectives. Determination of the named executive officer’s level of achievement of his or her personal objectives is made by the CEO and the Compensation Committee. Payments in respect of the personal objective portion of the MIP award are based upon the CEO’s recommendations relative to each named executive officer’s contributions and reflect consideration of a range of operational initiatives to improve customer service, upgrade store standards, improve merchandising assortments, improve store presentations and promotional programs, reduce out of stocks and improve underperforming stores. Achievements in reducing general and administrative costs, management of inventory and process-based productivity improvements are also considered.

In March 2009, the Compensation Committee approved certain modifications to the MIP award calculations. While the modifications do not affect our named executive officers, they affect all eligible participants below the level of Senior Vice President and became effective in the 2009 fiscal year. Under the modified MIP, the available MIP pool will continue to be based upon the attainment of our annual Adjusted FIFO EBITDA goal. The amounts awarded from the MIP pool will be based upon attainment of our annual Adjusted FIFO EBITDA goal as well as the eligible participant’s achievement of one or more personal objectives and the achievement of financial targets or other key performance objectives within the participant’s functional area.

The Compensation Committee also has the ability to award discretionary bonuses for superior performance or to recognize outstanding achievements.

Long-term Incentive Awards Our primary long-term incentive awards are stock options. The stock options are issued under our 2004 Option Plan. We design our long-term incentive awards to increase shareholder value, focus the management team on our long-term performance and encourage executive retention.

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

The vesting criteria for our option grants utilize service-based and performance-based criteria that are designed to link the management team’s long-term incentive awards with the economic value of the original equity investors and create a requirement for significant value creation before the benefits of this aspect of their incentives are achieved. The vesting criteria also encourage executive retention and increases in shareholder value by aligning the interests of executives with those of shareholders and focusing the management team on our long-term performance.

The options we have granted since 2006 have had no intrinsic value, requiring us to achieve sustained financial performance improvements before the option value can be realized. The options we grant typically vest either 1) over a service period, subject to the executive’s continued employment, or 2) based on the achievement of annual performance targets. The use of cumulative performance targets require consistent sustained earnings growth over the long-term before any performance-based options grants could vest. Based on the exercise price of $100.00 per share and a December 26, 2009 valuation of our equity fair value, the stock options we have granted have no intrinsic value. If this condition continues, our executives may not continue to regard our stock option grants as a meaningful long term incentive.

We have never made a practice of timing the grant of stock options to coincide with the release of material non-public information.

On February 1, 2007, we entered into Transaction Bonus Award agreements with certain named executive officers (as detailed on the table which describes the potential payments upon termination of employment or a change in control) and other members of senior management under which these executives may receive a transaction bonus if they are employed by us on the date on which we are sold. Such Transaction Bonus Awards are payable in cash, at specified amounts, and are to be reduced by the value at the time of such sale (determined based on the price per share of our common stock to be received by our stockholders in connection with the sale) of any unexercised stock options granted under the 2004 Option Plan. These Transaction Bonus Awards are only payable in the event that we are sold on or prior to December 31, 2010 and if all of our annual targets for Adjusted FIFO EBITDA for the period 2006 through the date of sale are achieved. The purpose of the Transaction Bonus Awards is to ensure that some degree of the long-term incentive is achieved if we are sold before a sufficient period of time has passed during which value in the options themselves has been created. Since the management team does not control the timing of any potential sale, failure to provide this type of long-term incentive would diminish the competitiveness of the overall compensation plan. We did not achieve the Transaction Bonus Award’s annual target for Adjusted FIFO EBITDA for fiscal 2009. Accordingly, Transaction Bonus Awards would not be paid in the event that we are sold on or prior to December 31, 2010.

Perquisites and Other Benefits

Our named executive officers are eligible to participate in the same medical insurance program, 401(k) defined contribution retirement plan and other elective benefit programs that are available to the majority of our non-union employees. In addition, we provide company-paid life insurance to each of our named executive officers with a death benefit of twice his or her annual salary, up to a maximum value of $500,000, and we provide company-paid dental coverage to each of our named executive officers and their dependants. Our named executive officers are also provided with a company-paid individual disability insurance plan that covers them in the event they are unable to work. We provide the same benefit to our senior vice presidents that are not named executive officers and to all of our vice presidents. Any benefits actually paid to the executives under the various insurance programs would be paid by the insurance providers. In addition, certain executives are entitled to miscellaneous perquisites including travel allowances and reimbursement of certain professional and relocation-related expenses.

In order to ensure that we are able to hire the necessary individuals to execute our business strategy, we will occasionally offer relocation assistance to newly hired executives if they do not currently reside in the greater New York Tri-State area. This relocation assistance may take many forms, including housing allowances or reimbursement of moving costs and similar related expenses. In addition, tax assistance on the relocation assistance may be offered to the executive. The decision to provide relocation and tax assistance is determined on a case by case basis and is generally determined during the initial negotiations of the executive’s employment agreement.

We provide a company-paid annual physical exam to each of our named executive officers to provide for their wellness. We provide the same benefit to our senior vice presidents that are not named executive officers and to all of our vice presidents.

Severance Benefits

We have entered into agreements with our named executive officers that will require us to pay severance benefits, under certain circumstances, upon the named executive officer’s termination. We provide these severance benefits because they are needed for our overall compensation package to be competitive in the retail drugstore environment. Our top executive officers are experienced individuals who had significant careers with their previous companies. As with any career change, there is a risk individuals take when starting a new position at a different employer. Therefore, with respect to certain hires, it may be in our best interest to minimize this risk by offering to pay severance benefits, under certain circumstances, upon the executive’s termination. Additionally, severance benefits allow our executives to focus on our objectives without concern for their employment security in the event of a termination.

Generally, if the named executive officer is terminated “without cause” (as such term is defined in his or her agreement), he or she would be entitled to one or two year’s salary continuation and payment for unused vacation and will be eligible to continue to participate in our medical benefits program during that time.

In addition, the named executive officer will generally have up to one year following termination of employment to exercise the portion of his or her stock options that are vested as of the termination date. We generally do not fully vest options in the case of an involuntary termination of employment or on a voluntary departure for good reason. Instead, many of the option grants to our named executive officers provide that upon a termination without “cause,” or a voluntary termination for “good reason”, a portion of or the entire next tranche of service-based options vest, and performance-based options have a six to twelve month tail post-employment during which they will vest if performance conditions are met; otherwise, all unvested stock options will be immediately forfeited. If the executive is terminated for “cause,” he or she will only be entitled to any unpaid salary and unused vacation earned through the termination date and all stock options, whether or not vested, will be immediately forfeited upon the termination date. Terminations resulting from a change in control are deemed to occur “without cause,” and will result in the immediate vesting of all service-based stock options, whether or not previously vested.

The Compensation Committee views the severance benefits as appropriate for the named executive officers, since they may not be in a position to readily obtain comparable employment within a reasonable period after a termination without cause.

The Process of Setting Executive Compensation

The Compensation Committee is responsible for the review and approval of corporate goals and objectives relevant to the compensation of our Chief Executive Officer. The Compensation Committee also evaluates the performance of the Chief Executive Officer in light of those goals and objectives and determines the compensation level of the Chief Executive Officer based on this evaluation. The Chief Executive Officer’s role in determining his own compensation level is limited to providing the Compensation Committee with his recommendations for any changes to the individual components of the CEO’s basic compensation structure.

Each of our named executive officers entered into letter agreements at the commencement of their employment with us. The terms of these letter agreements, which include the fixed terms of employment, are established through arms-length negotiations with each individual named executive officer. The letter agreements create an at-will employment relationship with the named executive officers and provide for annual base salaries as well as any other compensation and benefit terms.

On an annual basis, our CEO provides executive compensation recommendations for our executive officers, including the named executive officers, to the Compensation Committee. The Compensation Committee reviews the executive compensation recommendations with the CEO. After discussion and analysis, the Compensation Committee approves any changes to the compensation of our executive officers.

Our CEO and the Compensation Committee may use outside consultants to assist in setting compensation. We did not utilize outside consultants during the process of setting fiscal year 2009’s compensation for our named executive officers. Instead we considered the accelerated decline in consumer demand that occurred during the fourth quarter of 2008 and the negative impact if the decline continued throughout fiscal year 2009. The decisions relating to the process of setting fiscal year 2009’s compensation for our named executive officers was driven by our response to the economic conditions in our business markets and will be discussed in greater detail below.

Summary Results of Our Fiscal Year 2009 Executive Compensation Review

Fiscal Year 2009 Annual Base Salary Adjustment

During the fourth quarter of fiscal year 2008 and the initial months of fiscal year 2009, we performed a review of the annual base salaries for our named executive officers. As part of this review, we considered the accelerated decline in consumer demand that occurred during the fourth quarter of 2008 and the widespread belief that the decline was expected to continue throughout fiscal year 2009. We believed the decline in consumer demand was associated with the recession and resultant increases in unemployment, reduced levels of tourism and decreased commercial activity. In response to the economic conditions, we undertook a number of actions to reduce our cost of operations and implemented certain measures to mitigate the impact of these recessionary economic conditions. These actions included hiring and wage freezes in administrative and certain other areas of the business, as well as the implementation of a number of strategic cost savings initiatives to improve efficiency and eliminate non-value added activities. We undertook these actions with the belief that the actions were prudent in light of the economic environment.

The Compensation Committee met on March 3, 2009 and determined that due to the economic environment, there should be no increase to the annual base salaries of our named executive officers in fiscal year 2009. This decision was consistent with cost-control initiatives we began in the fourth quarter of 2008, and which were implemented in fiscal year 2009.

The following table sets forth base salaries for our named executive officers (and the applicable percentage increase rates) for the 2009 fiscal year compared to those for the 2008 fiscal year.

Named Executive Officer	Fiscal Year 2009 Annual Base Salary	Total Percentage Change from Fiscal 2008 Annual Base Salary
John A. Lederer	$900,000	0.0%
Phillip A. Bradley (1)	$400,000	N/A
John K. Henry	$460,000	0.0%
Joseph C. Magnacca	$460,000	0.0%
Charles R. Newsom	$460,000	0.0%

(1)	Mr. Bradley joined us on January 1, 2009 as Senior Vice President, General Counsel and Secretary. The fiscal year 2009 compensation for Mr. Bradley was fixed by his employment agreement. Mr. Bradley’s annual base salary for fiscal year 2009 is $25,000 (or approximately 6.7%) higher than the annual base salary for his predecessor.

Fiscal Year 2010 Annual Base Salary Adjustment

The Compensation Committee met on March 4, 2010 and determined that while there had been some improvement in the economic environment since the prior year, there should be no increase to the annual base salaries of our named executive officers for fiscal year 2010.

The following table sets forth base salaries for our named executive officers (and the applicable percentage increase rates) for the 2010 fiscal year compared to those for the 2009 fiscal year.

Named Executive Officer	Fiscal Year 2010 Annual Base Salary	Total Percentage Change from Fiscal 2009 Annual Base Salary
John A. Lederer	$900,000	0.0%
Phillip A. Bradley	$400,000	0.0%
John K. Henry	$460,000	0.0%
Joseph C. Magnacca	$460,000	0.0%
Charles R. Newsom	$460,000	0.0%

Incentive Awards (paid in fiscal year 2009)

In March 2009, the Compensation Committee declined to award MIP payments in respect of fiscal 2008, except for the MIP awards required by employment contracts with certain executives. Instead of MIP awards, the Compensation Committee authorized us to make discretionary incentive awards. The specific awards to our named executive officers are highlighted below. We refer to the incentive awards paid in fiscal year 2009 as the 2008 awards since the awards are earned in fiscal year 2008 and determined by our fiscal year 2008 performance and individual performance. As a result of certain unplanned costs primarily associated with senior management changes and a litigation settlement, we did not meet our fiscal year 2008 Adjusted FIFO EBITDA threshold target. However, even with these unplanned charges, we did achieve a substantial increase in our Adjusted FIFO EBITDA for fiscal 2008 of 10.5%. In addition, we achieved sales growth of 5.2%, reduced our operating loss and achieved a $25.0 million or 130% growth in cash flow from operations to $44.3 million. Given the nature of the unplanned charges that resulted in the shortfall against the threshold target and considering our overall strong performance in light of the significant economic downturn that occurred in the fourth quarter of 2008, the Compensation Committee concluded in March 2009 that these discretionary incentive awards at reduced amounts were appropriate.

Unless otherwise noted, the approved award represents 30% of the named executive officer’s original MIP target award. The following 2008 awards were paid in April 2009.

Named Executive Officer	Incentive Award	Guaranteed Bonus	Total
John A. Lederer(1)	$184,846	$431,308	$616,154
Phillip A. Bradley (2)	$—	$—	$—
John K. Henry	$138,000	$—	$138,000
Joseph C. Magnacca(3)	$34,500	$80,500	$115,000
Charles R. Newsom	$138,000	$—	$138,000

(1)	Mr. Lederer’s employment agreement provided for a fiscal year 2008 award of no less than 100% of the portion of his base salary actually earned during the 2008 fiscal year. If this provision of Mr. Lederer’s employment agreement were not in place, he would have achieved an award of 30% of his original MIP target award, pro-rated for the partial year of his employment, or $184,846. The above table reflects the incremental $431,308 award as a guaranteed bonus.
(2)	Mr. Bradley joined us on January 1, 2009 and was not eligible for a 2008 award.
(3)	Mr. Magnacca’s employment agreement provided for a fiscal year 2008 award of no less than 100% of the portion of his base salary actually earned during the 2008 fiscal year. If this provision of Mr. Magnacca’s employment agreement were not in place, he would have achieved an award of 30% of his original MIP target award, pro-rated for the partial year of his employment, or $34,500. The above table reflects the incremental $80,500 award as a guaranteed bonus.

Incentive Awards (expected to be paid in fiscal year 2010)

On March 4, 2010, the Compensation Committee authorized us to award MIP payments to each named executive officer. The specific awards are highlighted below. The Compensation Committee concluded that MIP awards were appropriate due to our achieving a fiscal year 2009 Adjusted FIFO EBITDA of approximately $99.0 million, which represents an annual growth of approximately 13.9% and qualifies each named executive officer for 70% of their available MIP target goal. The named executive officers would have qualified for 100% of their available MIP target goal if we had achieved an Adjusted FIFO EBITDA of $102.0 million in the 2009 fiscal year. In addition to achieving a fiscal year 2009 Adjusted FIFO EBITDA growth of 13.9%, it was determined that each named executive officer successfully achieved the personal objective portion of his MIP award. This determination was based on the CEO’s recommendations relative to each executive’s contributions and reflects a range of accomplishments in fiscal year 2009, including the re-launch of our private label household and value brands, the introduction of “DR Delish,” our exclusive private brand for food and beverages, improvements in both the check-out speeds for customers and the in-store experience of our customers, reductions in litigation costs, significant progress in resolving legacy litigation matters, and the successful refinancing of our previously outstanding senior secured floating rate notes due 2011 and the issuance of Series B redeemable preferred stock.

The table below provides the fiscal year 2009 MIP target award and the actual MIP award approved for the named executive officer. Unless otherwise noted, the actual award represents 70% of the named executive officer’s original MIP target award. The fiscal year 2009 awards are expected to be paid in April 2010.

Named Executive Officer	Fiscal 2009 Target Award	Fiscal 2009 Payout Percentage	Actual Award	Guaranteed Bonus	Total Award
John A. Lederer	$900,000	70.0%	$630,000	$—	$630,000
Phillip A. Bradley (1)	$400,000	70.0%	$280,000	$120,000	$400,000
John K. Henry	$460,000	70.0%	$322,000	$—	$322,000
Joseph C. Magnacca (2)	$460,000	70.0%	$322,000	$103,500	$425,500
Charles R. Newsom	$460,000	70.0%	$322,000	$—	$322,000

(1)	Mr. Bradley’s employment agreement provides for a fiscal year 2009 award of no less than $400,000 or approximately 100% of the portion of his base salary actually earned during the 2009 fiscal year. If this provision of Mr. Bradley’s employment agreement were not in place, he would have achieved an award of 70% of his original MIP target award, or $280,000. The above table reflects the incremental $120,000 award as a guaranteed bonus.
(2)	Mr. Magnacca’s MIP award for fiscal year 2009 represents a portion of his guaranteed minimum bonus and a portion based on an annual MIP opportunity of between 0% and 150% of base salary, with a target of 100% of base salary. Mr. Magnacca’s employment agreement provides for a guaranteed minimum bonus with respect to the twelve month period following his initial date of employment equal to 100% of his annual base salary. Mr. Magnacca’s employment began on September 29, 2008 and a 75% pro-rata portion of his guaranteed minimum bonus will be paid in April 2010. For fiscal year 2009, Mr. Magnacca’s guaranteed minimum bonus was $345,000, or 75% of his base annual salary. In addition, Mr. Magnacca earned 70% of his target MIP award for the portion of fiscal year 2009 not affected by his guaranteed minimum bonus, e.g., $80,500. If the guaranteed minimum bonus provision of Mr. Magnacca’s employment agreement were not in place, he would have achieved an award of 70% of his original MIP target award for fiscal year 2009, or $322,000. The above table reflects the incremental award as a guaranteed bonus.

Fiscal Year 2009 Long-term Incentive Awards

We typically grant stock options to our executive officers when they enter into letter agreements which set forth the terms of their continuing employment with us. On January 1, 2009, we granted options to purchase 20,000 shares of our common stock to Mr. Bradley, our newly appointed Senior Vice President, General Counsel and Secretary. The exercise price for these options is $100 per share, which is consistent with all other options previously granted under the 2004 Option Plan. Sixty percent of the options will vest ratably in annual installments over four years, subject to Mr. Bradley’s continued employment, and forty percent of the options will vest based on our achievement of annual performance targets over the same four year period and Mr. Bradley’s continued employment. The number of stock options granted to Mr. Bradley is comparable to the number of stock options previously granted to his predecessor.

Fiscal Year 2009 Perquisites and Other Benefits

The details of the fiscal year 2009 perquisites that were provided to our named executive officers can be found below on the Summary Compensation Table for Fiscal Year 2009.

Fiscal Year 2009 Severance Benefits

We did not pay any severance benefits to our named executive officers during fiscal year 2009.

The severance terms for Mr. Lederer are similar to the severance terms for our previous CEO and are discussed separately in the section of this CD&A captioned “CEO Severance Arrangement.” The Compensation Committee believes the severance terms are reflective of Mr. Lederer’s position as our CEO and the additional difficulties he may encounter when seeking comparable employment within a reasonable period after a termination “without cause.” Mr. Lederer is an experienced executive who relocated to New York City from Canada for his position. As with any career change, there is a risk individuals take when starting a new position at a different company. We believe it is in our best interest to minimize this risk by offering to pay severance benefits, under certain circumstances, upon Mr. Lederer’s termination. We compete for executive talent in a highly competitive market in which companies routinely offer similar benefits to senior employees.

Our other named executive officers are generally entitled to either one or two year’s salary continuation if terminated “without cause” (as such term is defined in their agreements).

Historical Compensation Data for our Named Executive Officers

John A. Lederer

The following table provides Mr. Lederer’s annual base salary, MIP awards earned, stock option grants and guaranteed bonus amounts for fiscal years 2009 and 2008:

Fiscal Year	Annual Base Salary(1)	MIP Awards		Stock Option Grants(4)	Guaranteed Bonus
2009	$900,000	$630,000	(2)	—	$—
2008(5)	$900,000	$184,846	(3)	165,000	$431,308

(1)	Such amounts represent Mr. Lederer’s annual base salary rate as provided by his employment letter agreement. For the actual salary earned by Mr. Lederer during each fiscal year, see the Summary Compensation Table for Fiscal Year 2009.
(2)	Mr. Lederer’s MIP awards are based on an annual MIP opportunity of between 0% and 150% of base salary, with a target of 100% of base salary. The fiscal year 2009 MIP award represents 70% of Mr. Lederer’s target award and was based on our achieving the upper range of the targeted Adjusted FIFO EBITDA goal for fiscal year 2009 and the determination that Mr. Lederer had achieved his MIP personal objectives for 2009, which include the progress we made in 2009 towards the implementation of our Prescription for Change strategy. The MIP award earned by Mr. Lederer in fiscal year 2009 is expected to be paid in April 2010.
(3)	Mr. Lederer’s employment agreement provided for a fiscal year 2008 award of no less than 100% of the portion of his base salary actually earned during the 2008 fiscal year. If this provision of Mr. Lederer’s employment agreement were not in place, he would have achieved an award of 30% of his original MIP target award, pro-rated for the partial year of his employment, or $184,846. The above table reflects the incremental $431,308 award as a guaranteed bonus.
(4)

On April 2, 2008, we granted options to purchase 165,000 shares of our common stock to Mr. Lederer. The exercise price of these options is $100 per share, which is consistent with all other options previously granted under the 2004 Option Plan.

Sixty percent of the options will vest ratably in annual installments over four years, subject to Mr. Lederer's continued employment, and 40% of the options will vest based on our achievement of performance targets. Fifty percent of the performance portion of Mr. Lederer's options will vest if and when our principal shareholder, Oak Hill, receives at least a 1.5x cash-on-cash return on its July 2004 investment in the Company, and the remaining fifty percent will vest if and when Oak Hill receives at least a 2x cash-on-cash return on its July 2004 investment in the Company, subject to Mr. Lederer's continued employment through the date of any such return. The vesting terms of Mr. Lederer's option grant are consistent with the vesting terms of the options granted to his predecessor.

(5)	Mr. Lederer joined us on April 2, 2008.

Phillip A. Bradley

The following table provides Mr. Bradley’s fiscal year 2009 annual base salary, MIP awards earned, the grant-date fair value for stock option grants and guaranteed bonus amounts for fiscal year 2009:

Fiscal Year	Annual Base Salary(1)	MIP Awards(2)	Stock Option Grants(3)	Guaranteed Bonus
2009(4)	$400,000	$280,000	20,000	$120,000

(1)	Such amounts represent Mr. Bradley’s annual base salary rate as provided by his employment letter agreement. For the salary earned by Mr. Bradley during fiscal year 2009, see the Summary Compensation Table for Fiscal Year 2009. Mr. Bradley’s annual base salary for fiscal year 2009 is $25,000 or approximately 6.7% higher than the annual base salary for his predecessor.
(2)	Mr. Bradley’s employment agreement provides for a fiscal year 2009 award of no less than $400,000 or approximately 100% of the portion of his base salary actually earned during the 2009 fiscal year. If this provision of Mr. Bradley’s employment agreement were not in place, he would have achieved an award of 70% of his original MIP target award, or $280,000. The above table reflects the incremental $120,000 award as a guaranteed bonus
(3)	Mr. Bradley received an option grant of 20,000 options on January 1, 2009 in connection with the commencement of his employment with us. The stock options are discussed within the Long-term Incentive Awards section within the CD&A above.
(4)	Mr. Bradley joined us on January 1, 2009.

John K. Henry

The following table provides Mr. Henry’s historical annual base salary, MIP awards earned, stock option grants and other special incentive awards for fiscal years 2009, 2008 and 2007:

Fiscal Year	Annual Base Salary(1)	MIP Awards(2)	Stock Option Grants(3)	Special Incentive Awards(4)
2009	$460,000	$322,000	—	$—
2008	$460,000	$—	—	$138,000
2007	$447,000	$402,300	11,400	$—

(1)	Such amounts represent Mr. Henry’s annual base salary rate as approved by the Compensation Committee. For the actual salary earned by Mr. Henry during each fiscal year, see the Summary Compensation Table for Fiscal Year 2009.
(2)	Mr. Henry’s MIP awards are based on an annual MIP opportunity of between 0% and 150% of base salary, with a target of 100% of base salary. The fiscal year 2009 MIP award represents 70% of Mr. Henry’s target award and was based on our achieving the upper range of the targeted Adjusted FIFO EBITDA goal for fiscal year 2009 and the determination that Mr. Henry had achieved his MIP personal objectives for 2009, which include the successful refinancing of our previously outstanding senior secured floating rate notes due 2011 and the issuance of Series B redeemable preferred stock. The total MIP award earned by Mr. Henry in fiscal year 2009 is expected to be paid in April 2010.

The fiscal year 2007 MIP award represents 90% of Mr. Henry’s target award and was based on our achieving the upper range of the targeted Adjusted FIFO EBITDA goal for fiscal year 2007 and the determination that Mr. Henry had achieved his MIP objectives for 2007.

(3)	On December 31, 2006, Mr. Henry was granted 11,400 stock options. The options granted include two components: 1) 60% of the options are service-based with vesting that occurs in 25% increments on each of the first through fourth anniversary dates and 2) 40% of the options are performance-based with vesting subject to our achieving certain minimum annual financial performance levels for fiscal years 2006 through 2010. The vesting terms of Mr. Henry’s option grant are consistent with the vesting terms for options granted to other executives on December 31, 2006.

(4)	In March 2009, the Compensation Committee authorized us to make discretionary incentive awards. Mr. Henry’s approved award represents 30% of his original MIP target award. The fiscal year 2008 award was paid in April 2009

Joseph C. Magnacca

The following table provides Mr. Magnacca’s annual base salary, MIP awards earned, stock option grants and guaranteed bonus awards for fiscal year 2009:

Fiscal Year	Annual Base Salary(1)	MIP Awards(2)	Stock Option Grants	Guaranteed Bonus
2009(3)	$460,000	$322,000	—	$103,500

(1)	Such amounts represents Mr. Magnacca’s annual base salary rate as approved by the Compensation Committee. For the actual salary earned by Mr. Magnacca, see the Summary Compensation Table for Fiscal Year 2009.
(2)	Mr. Magnacca’s MIP award for fiscal year 2009 represents a portion of his guaranteed minimum bonus and a portion based on an annual MIP opportunity of between 0% and 150% of base salary, with a target of 100% of base salary. Mr. Magnacca’s employment agreement provides for a guaranteed minimum bonus with respect to the twelve month period following his initial date of employment equal to 100% of his annual base salary. Mr. Magnacca’s employment began on September 29, 2008 and a 75% pro-rata portion of his guaranteed minimum bonus will be paid in April 2010. For fiscal year 2009, Mr. Magnacca’s guaranteed minimum bonus was $345,000, or 75% of his base annual salary. In addition, Mr. Magnacca earned 70% of his target MIP award for the portion of fiscal year 2009 not affected by his guaranteed minimum bonus, e.g., $80,500. If the guaranteed minimum bonus provision of Mr. Magnacca’s employment agreement were not in place, he would have achieved an award of 70% of his original MIP target award for fiscal year 2009, or $322,000. The above table reflects the incremental award as a guaranteed bonus.
(3)	Prior to fiscal year 2009, Mr. Magnacca was not a named executive officer.

Charles R. Newsom

The following table provides Mr. Newsom’s annual base salary, MIP awards earned, stock option grants and other special incentive awards for fiscal years 2009 and 2008:

Fiscal Year	Annual Base Salary(1)	MIP Awards(2)	Stock Option Grants	Special Incentive Awards(3)
2009	$460,000	$322,000	—	$—
2008(4)	$460,000	$—	—	$138,000

(1)	Such amounts represent Mr. Newsom’s annual base salary rate as approved by the Compensation Committee. For the actual salary earned by Mr. Newsom during each fiscal year, see the Summary Compensation Table for Fiscal Year 2009.
(2)	Mr. Newsom’s MIP awards are based on an annual MIP opportunity of between 0% and 150% of base salary, with a target of 100% of base salary. The fiscal year 2009 MIP award represents 70% of Mr. Newsom’s target award and was based on our achieving the upper range of the targeted Adjusted FIFO EBITDA goal for fiscal year 2009 and the determination that Mr. Newsom had achieved his MIP objectives for fiscal year 2009, which include improvements in both the check-out speeds for customers and the in-store experiences of our customers. The total MIP award earned by Mr. Newsom in fiscal year 2009 is expected to be paid in April 2010.
(3)	In March 2009, the Compensation Committee authorized us to make discretionary incentive awards. Mr. Newsom’s approved award represents 30% of his original MIP target award. The incentive award was paid in April 2009.
(4)	Prior to fiscal year 2008, Mr. Newsom was not a named executive officer.

Management Incentive Letters

On February 17, 2010, we announced a definitive agreement under which Walgreen Co. will acquire us from affiliates of Oak Hill in a cash transaction for a total enterprise value of $1.075 billion, which includes the assumption of debt. The transaction is subject to customary conditions, including receiving regulatory approvals and would include all of our stores, as well as our corporate office and two distribution centers. There can be no assurance that the transaction will be completed.

In connection with our pending acquisition by Walgreen Co., we and Duane Reade Shareholders, LLC (“DRS Seller”) entered into Management Incentive Letter agreements with our senior executives, including our named executive officers. The purpose of the acquisition award agreements is to reward our senior executives for enabling us to successfully consummate the transaction and to motivate our management to help us achieve certain performance targets designed to maximize the value delivered to shareholders of the company in connection with our pending acquisition by Walgreen Co.

Acquisition Award Agreements

In connection with the agreement with Walgreen Co., DRS Seller and us entered into acquisition award agreements with each of senior executive officers (including our named executive officers). Pursuant to such agreements, DRS Seller and us agreed to make the following payments:

Subject to the completion of the acquisition and continued employment with us through the closing, each named executive officer will be entitled to receive a lump sum cash payment (each, a “Special Closing Payment”). The cash payment will be reduced by any amounts the named executive officer receives in respect of his outstanding stock options in connection with the Transactions and any other payments he receives that are contingent upon the closing, including any previously granted transaction bonus award.

The following table lists the maximum Special Closing Payments available for each of our named executive officers:

Named Executive Officer	Maximum Special Closing Payment
John A. Lederer	$4,441,000
Phillip A. Bradley	$357,000
John K. Henry	$892,500
Joseph C. Magnacca	$892,500
Charles R. Newsom	$748,000

In addition, subject to the closing and continued employment with us through the closing, each named executive officer will be eligible to receive a percentage of a bonus pool not to exceed $2,500,000 in the aggregate (each, a “Contingent Payment”) that will be paid by DRS Seller. The amount of the aggregate bonus pool will be determined by the persons who were the members of the Compensation Committee on February 17, 2010, in their sole discretion, based on (i) the achievement of the our financial budget for the 2010 fiscal year during the period from the beginning of the 2010 fiscal year through the Closing, (ii) successful resolution of certain matters in a manner satisfactory to the Compensation Committee and (iii) no indemnification being required under the acquisition agreement, as determined by the Compensation Committee.

The following table lists the percentages of the Contingent Payment pool available for each of the named executive officers:

Named Executive Officer	Contingent Payment Pool Percentage
John A. Lederer	34.60%
Phillip A. Bradley	4.20%
John K. Henry	10.50%
Joseph C. Magnacca	10.50%
Charles R. Newsom	8.80%

To the extent that any portion of any of the Special Closing Payments or the Contingent Payments would be “excess parachute payments” within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”) (any such portions, the “Potential Parachute Payments”), then payment of the Potential Parachute Payments will be subject to, and conditioned upon, approval of the relevant Special Closing Payments and Contingent Payments by our stockholders obtained in accordance with the requirements of the Code and the applicable Treasury Regulations promulgated thereunder.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Tyler J. Wolfram – Chairman

Michael S. Green

Summary Compensation Table For Fiscal Year 2009

The following table sets forth information regarding compensation for our chief executive officer, chief financial officer and the other most highly compensated executive officers for which we are required to provide disclosure.

Name	Principal Position	Year	Salary		Bonus			Option Awards ($)(5)		Non-Equity Incentive Plan Compensation (6)		All Other Compensation(7)		Total
John A. Lederer	Chief Executive Officer	2009 2008	$ $	900,000 616,154	$ $	— 431,308	(1)	$ $	— 2,952,510	$ $	630,000 184,846	$ $	150,072 284,368	$ $	1,680,072 4,469,186

Phillip A. Bradley	SVP, General Counsel and Secretary	2009		$395,385		$120,000	(2)		$—		$280,000		$80,970		$876,355

John K. Henry	SVP, Chief	2009		$460,000		$—			$—		$322,000		$23,519		$805,519
	Financial Officer	2008		$456,500		$138,000	(4)		$—		$—		$24,652		$619,152
		2007		$441,769		$—			$63,726		$402,300		$24,311		$932,106

Joseph C. Magnacca	SVP, Chief Merchandising Officer	2009		$460,000		$103,500	(3)		$—		$322,000		$81,449		$966,949

Charles R. Newsom	SVP—Store Operations	2009 2008	$ $	460,000 434,154	$ $	— 138,000	(4)	$ $	— —	$ $	322,000 —	$ $	9,994 13,524	$ $	791,994 585,678

(1)	Mr. Lederer’s employment agreement provides for a fiscal year 2008 award of no less than 100% of the portion of his base salary actually earned during the 2008 fiscal year. If this provision of Mr. Lederer’s employment agreement were not in place, he would have achieved an award of 30% of his original MIP target award, pro-rated for the partial year of his employment, or $184,846. The above table reflects the incremental $431,308 award as a bonus.
(2)	Mr. Bradley’s employment agreement provides for a fiscal year 2009 MIP award of no less than $400,000 or approximately 100% of the portion of his base salary actually earned during the 2009 fiscal year. If this provision of Mr. Bradley’s employment agreement were not in place, he would have achieved an award of 70% of his original MIP target award, or $280,000. The above table reflects the incremental award as a bonus.
(3)	Mr. Magnacca’s MIP award for fiscal year 2009 represents a portion of his guaranteed minimum bonus and a portion based on an annual MIP opportunity of between 0% and 150% of base salary, with a target of 100% of base salary. Mr. Magnacca’s employment agreement provides for a guaranteed minimum bonus with respect to the twelve month period following his initial date of employment equal to 100% of his annual base salary. Mr. Magnacca’s employment began on September 29, 2008, and a 75% pro-rata portion of his guaranteed minimum bonus will be paid in April 2010. For fiscal year 2009, Mr. Magnacca’s guaranteed minimum bonus was $345,000, or 75% of his base annual salary. In addition, Mr. Magnacca earned 70% of his target MIP award for the portion of fiscal year 2009 not affected by his guaranteed minimum bonus, e.g., $80,500. If the guaranteed minimum bonus provision of Mr. Magnacca’s employment agreement were not in place, he would have achieved an award of 70% of his original MIP target award for fiscal year 2009, or $322,000. The above table reflects the incremental award as a bonus.
(4)	In March 2009, the Compensation Committee authorized us to make discretionary incentive awards to the named executive officers in respect of 2008 performance. As a result of certain unplanned costs primarily associated with senior management changes and a litigation settlement, we did not meet our fiscal year 2008 Adjusted FIFO EBITDA threshold target of $95.0 million. The Compensation Committee concluded that discretionary incentive awards at reduced amounts were appropriate. Messrs. Henry and Newsom’s discretionary bonus is equal to 30% of their original MIP target award. The fiscal year 2008 discretionary incentive awards were paid in April 2009.
(5)	The amounts in this column reflect the total grant date fair value for options to purchase shares of common stock of Duane Reade Holdings, Inc. granted under our 2004 Option Plan in connection with the hiring and continued employment of the named executive officers. The amounts in the table also assume the highest level of performance for the options that are subject to performance vesting conditions. For a full discussion of the assumptions and methodology employed in determining the grant date fair value and resultant compensation expense under ASC Topic 718 (formerly SFAS No. 123(R)) attributable to stock options granted during 2009, 2008 and 2007, please refer to Note 19 of the consolidated financial statements included elsewhere in this Form 10-K.

(6)	The amounts in this column reflect incentives earned under the Incentive Plan component of our compensation structure and include awards under our Management Incentive Plan. We typically pay the MIP awards in the calendar year following the completion of the fiscal year in which the MIP award was earned. The fiscal year 2009 MIP awards were earned in 2009 and are expected to be paid in April 2010. The fiscal year 2008 MIP awards were earned in 2008 and paid in April 2009 and the MIP awards for fiscal year 2007 were earned in 2007 and paid during fiscal year 2008.
(7)	The table below shows the components of “All Other Compensation” for the named executive officers.

Name	Year	401(k) Matching Contribution ($)	Relocation, Travel & Expense Related ($)		Disability Insurance Reimbursement ($)	Life and Dental Insurance Premium ($)(B)	Income Tax Gross-Up ($)		Total ($)
John A. Lederer	2009	$—	$144,877	(A)	$3,209	$1,986	$—		$150,072
	2008	—	200,326	(A)	—	1,593	82,449	(A)	284,368

Phillip A. Bradley	2009	—	66,441	(C)	11,463	3,066	—		80,970

John K. Henry	2009	—	6,000	(D)	13,637	3,882	—		23,519
	2008	—	6,000	(D)	13,637	5,015	—		24,652
	2007	—	6,000	(D)	13,637	4,674	—		24,311

Joseph C. Magnacca	2009	—	43,259	(E)	9,287	2,190	26,713		81,449

Charles R. Newsom	2009	708	—		5,404	3,882	—		9,994
	2008	2,300	1,680		5,404	4,140	—		13,524

(A)	Mr. Lederer became our CEO effective on April 2, 2008. The terms of Mr. Lederer’s employment agreement entitle him to reimbursement of certain costs and expenses to assist him with his relocation from Canada to the greater New York Tri-State area, including up to two years of housing costs at up to $10,000 per month, travel expenses for house-hunting trips, moving and closing costs, and $30,000 for any other expenses related to the relocation. To the extent any of such reimbursements (but not the monthly allowance) are taxable to Mr. Lederer, we will also pay him an additional payment such that after the payment of all such taxes and any taxes on the additional payments, he will be in the same after-tax position as if no such tax had been imposed on the reimbursements.

The amounts shown for Mr. Lederer include the value of living accommodations in years 2009 and 2008 of $120,000 and $109,900, respectively. The amounts shown for 2009 represent 12 months of living accommodations, compared to approximately nine months in 2008. The amounts shown above also include the costs of personal travel for Mr. Lederer and Mr. Lederer’s immediate family between Canada and the New York Tri-State Area. These costs totaled $24,877 and $25,000 during years 2009 and 2008, respectively. The income tax gross-up paid in connection with certain of the aforementioned items, primarily Mr. Lederer’s relocation costs from the 2008 fiscal year, was $0 and $82,449 for years 2009 and 2008, respectively.

(B)	The amounts shown in this column include the company-paid dental insurance premium for each of the dependents of the named executive officers and the group-term life insurance premiums paid for each of the named executive officers.
(C)	Mr. Bradley became our Senior Vice President, General Counsel and Secretary effective on January 1, 2009. In accordance with the terms of his employment agreement, Mr. Bradley was paid $5,000 per month for the first twelve months of his employment with us. The payments were intended to offset his costs of temporarily maintaining dual residences. The amount shown for Mr. Bradley includes the twelve monthly payments to offset his costs of temporarily maintaining dual residences ($60,000) and the costs of temporary housing for Mr. Bradley during his initial month of employment ($6,441).
(D)	Represents car and transportation allowances of $500 per month.
(E)	Mr. Magnacca became our Senior Vice President and Chief Merchandising Officer effective on September 29, 2008. The amount shown for Mr. Magnacca includes $30,000 to cover the costs and expenses of relocating to the greater New York Tri-State area and $13,259 to reimburse him for the costs of temporary housing during his initial two months of employment. The income tax gross-up paid in connection with certain of the aforementioned items was $26,713 in year 2009.

Grants of Plan-based Awards in Fiscal Year 2009

The following table sets forth information regarding fiscal year 2009 annual incentive awards and stock options granted to our named executive officers in fiscal year 2009.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(3)
John A. Lederer	—	450,000	900,000	1,350,000	—	—	—
	—	—	—	—	—	—	—

Phillip A. Bradley	—	200,000	400,000	600,000	—	—	—
	01/01/2009	—	—	—	20,000	$100.00	$—

John K. Henry	—	230,000	460,000	690,000	—	—	—
	—	—	—	—	—	—	—

Joseph C. Magnacca	—	230,000	460,000	690,000	—	—	—
	—	—	—	—	—	—	—

Charles R. Newsom	—	230,000	460,000	690,000	—	—	—
	—	—	—	—	—	—	—

(1)	Represents awards granted under the Management Incentive Plan. The payouts for our CEO and Senior Vice Presidents typically range from 50% to 150% of the targeted award amount. The Target award amount is stipulated in each named executive officer’s employment letter.

On March 4, 2010, the Compensation Committee authorized us to award MIP payments to each named executive officer. The Compensation Committee concluded that MIP awards were appropriate due to our achieving a fiscal year 2009 Adjusted FIFO EBITDA of approximately $99.0 million, which represents an annual growth of approximately 13.9% and qualifies each named executive officer for 70% of their available MIP target goal. In addition to achieving a fiscal year 2009 Adjusted FIFO EBITDA growth of 13.9%, it was determined that each named executive officer successfully achieved the personal objective portion of their MIP award. This determination was based on the CEO’s recommendations relative to each executive’s contributions and reflects a range of accomplishments in fiscal year 2009, including the re-launch of our private label household and value brands, the introduction of “DR Delish,” our exclusive private brand for food and beverages, improvements in check-out speeds for customers and the in-store experience of our customers, reductions in litigation cost and significant progress in resolving legacy litigation matters, and the successful refinancing of our previously outstanding senior secured floating rate notes due 2011 and the issuance of Series B redeemable preferred stock.

(2)	Mr. Bradley received a grant of 20,000 stock options on January 1, 2009 in connection with the commencement of his employment with us. The exercise price for these options is $100.00 per share, which exceeded fair market value on the date of grant and is the same exercise price as was used with all other options previously granted under the 2004 Option Plan. The number of stock options granted to Mr. Bradley’s was less than the number of stock options granted to other recently hired Senior Vice Presidents but was comparable to the number of stock options previously granted to his predecessor.
(3)	The amounts in this column reflect the grant date fair value of the options issued and represent the total amount of compensation expense that will be recorded in our financial statements under ASC Topic 718 (formerly SFAS No. 123(R)) in connection with the vesting of this grant during the three to four year vesting period commencing on the grant date.

Chief Executive Officer Employment Arrangement

Mr. Lederer was appointed to be our CEO effective on April 2, 2008 with an initial term of four years. Mr. Lederer’s employment agreement provides for a base salary of $900,000 per year, subject to annual review. Mr. Lederer is eligible for a bonus each year based on our targeted Adjusted FIFO EBITDA which is defined in the employment agreement as certain specified target earnings (calculated consistently with calculations made for prior periods) before interest, income taxes, depreciation and amortization, and in addition, to the extent our Board acting reasonably and in good faith so determines, excluding acquisitions, divestitures, refinancings, any change required by GAAP or other extraordinary, noncash or nonrecurring events. If we achieve our Adjusted FIFO EBITDA target, this bonus will be 100% of his base salary. His maximum bonus, if we were to achieve 105% of our Adjusted FIFO EBITDA target, would be 150% of base salary, and his minimum bonus if we achieve 95% of our Adjusted FIFO EBITDA target would be 50% of his base salary. Mr. Lederer’s bonus would be pro rated for achievement between 95% and 105% of the Adjusted FIFO EBITDA target.

As part of his appointment to be our CEO, Mr. Lederer agreed to make an investment in the Company equal to $2,000,000 by purchasing 20,000 shares of our common stock at a price of $100 per share. On July 23, 2008, Mr. Lederer made his $2,000,000 investment and purchased 20,000 shares of our common stock.

In both Mr. Lederer’s employment agreement and stock option agreement, “cause” means:

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

•	Mr. Lederer’s intentional material breach of his employment agreement;

•

Mr. Lederer’s willful misconduct or gross negligence in the performance of his duties other than by reason of physical or mental incapacity which is materially injurious (or if public can be materially injurious) to the reputation or financial interests of the Company, including sexual or racial harassment of our employees or of people engaged in business with us;

•

Mr. Lederer’s intentional material breach of any covenant in his employment agreement or otherwise or any company policy regarding protection of our business interests including covenants and policies addressing confidentiality and noncompetition, that is materially injurious (or if public can be materially injurious) to our reputation or financial interests; or

•	Mr. Lederer’s willful refusal to follow lawful instructions of our Board.

Mr. Lederer would have up to 30 days to cure (to the extent curable) any conduct referenced in the last four bullets above.

In both Mr. Lederer’s employment agreement and stock option agreement “good reason” means:

•

assignment to Mr. Lederer of any duties materially and adversely inconsistent with his positions as Chairman and Chief Executive Officer or the removal of any one or more of his duties, title or office which together results in a material and adverse change in Mr. Lederer’s status, offices or titles;

•	removal of Mr. Lederer from our Board other than for cause;

•

reduction in Mr. Lederer’s base salary or target annual bonus, or a reduction or reductions in material benefits or perquisites that together result in a cumulative reduction in the total cash value of the pension and benefits available to Mr. Lederer by 10% or more; and

•	an individual material breach of Mr. Lederer’s employment agreement by us.

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

Mr. Lederer is entitled to the retirement and welfare benefits that are generally available to our other senior executives. Mr. Lederer was also entitled to reimbursement of certain costs and expenses to assist him with his relocation from Canada to the greater New York tri-state area, including up to two years of housing costs at up to $10,000 per month, travel expenses for house-hunting trips, moving and closing costs, and $30,000 for any other expenses related to the relocation. In January 2010, we extended Mr. Lederer’s housing arrangement from two years to three years. The extension is intended to offset the cost to Mr. Lederer of maintaining dual residences. To the extent any of such reimbursements (but not the monthly allowance) are taxable to Mr. Lederer, we will also pay him an additional payment such that after the payment of all such taxes and any taxes on the additional payments, he will be in the same after-tax position as if no such tax had been imposed on the reimbursements.

We have agreed to provide Mr. Lederer with up to $25,000 per year for personal travel for Mr. Lederer and Mr. Lederer’s immediate family between Canada and the New York Tri-State Area. During fiscal years 2009 and 2008, Mr. Lederer utilized $24,877 and $25,000 for personal travel, respectively. The amounts are included within “All Other Compensation” on the Summary Compensation Table for Fiscal Year 2009.

Senior Vice President Arrangements

We believe that our success depends to a significant extent upon the efforts and abilities of our named executive officers and others within our Senior Vice President and Vice President Management group. At December 26, 2009, we had seven Senior Vice Presidents and six Vice Presidents. The historical compensation information for our named executive officers is provided in the CD&A above.

Phillip A. Bradley

Mr. Bradley was appointed our Senior Vice President, General Counsel and Secretary on January 1, 2009. Prior to his appointment, Mr. Bradley was our interim Chief Compliance Officer. On January 4, 2010, Mr. Bradley’s employment letter was extended for an additional 12 month period. The significant terms of Mr. Bradley’s extension include: 1) the same annual base salary of $400,000 for fiscal year 2010, as was paid in fiscal year 2009; 2) a guaranteed minimum bonus for fiscal year 2010 equal to his annual base salary; and 3) the continuation, for an additional 12 months, of his monthly $5,000 housing assistance. The monthly housing assistance is intended to offset the cost to Mr. Bradley of maintaining dual residences. We believe Mr. Bradley’s employment letter extension was necessary and is in our best interests due to his critical role in the resolution of several legacy and ongoing litigation matters.

John K. Henry

Mr. Henry has been our Senior Vice President and Chief Financial Officer since July 30, 2004. In connection with our acquisition by Oak Hill Capital Partners, L.P., Mr. Henry entered into a letter agreement with Duane Reade Acquisition, which set forth the terms of his continuing employment with Duane Reade Inc. Mr. Henry’s letter agreement provided for an annual base salary that was equal to the annual base salary received by our other senior vice presidents as of March 16, 2004, with a provision to grant base salary increases after completion of the acquisition. Mr. Henry’s letter agreement also provides for additional compensation in the form of bonuses that range from 0% to 150% of his annual base salary subject to the satisfaction of performance targets

Under a special incentive plan, Mr. Henry is entitled to an additional incentive payout depending on the amount of insurance proceeds, if any, that are collected by us as a result of our ongoing litigation with the insurance provider over the scope of our insurance coverage for our former location at the World Trade Center site (if he is still employed by us on the date of receipt of future insurance proceeds). For more information regarding this litigation, please see “Item 3. Legal Proceedings.” Mr. Henry is entitled to a maximum bonus payout equal to what he would have received if the insurance proceeds, taken together with our Adjusted FIFO EBITDA performance in 2001, would have entitled him to such a bonus for that year. The Compensation Committee determined to award such amounts to Mr. Henry and any other members of management that were participating in the annual incentive compensation program in 2001 (if they are still employed by us on the date of receipt of future insurance proceeds) as a result of their service to us during 2001. Mr. Henry is the only named executive officer that participated in the annual incentive compensation program in 2001. It should be noted that unless we are successful in our litigation efforts, there will be no additional incentive payments under this program.

Joseph C. Magnacca

Mr. Magnacca was appointed our Senior Vice President and Chief Merchandising Officer effective on September 29, 2008. Prior to fiscal year 2009, Mr. Magnacca was not a named executive officer.

Charles R. Newsom

Mr. Newsom joined us as Senior Vice President—Store Operations on January 31, 2006. Prior to fiscal year 2008, Mr. Newsom was not a named executive officer.

Management Stock Option Plan

Our board of directors adopted the Duane Reade Holdings, Inc. Management Stock Option Plan, referred to in this CD&A as the “2004 Option Plan,” which became effective on the date the Acquisition was completed. The 2004 Option Plan is administered by the Compensation Committee. Any officer, employee, director or consultant of Duane Reade Holdings, Inc. or any of its subsidiaries or affiliates is eligible to be designated a participant under the 2004 Option Plan. On November 21, 2005, we amended the 2004 Option Plan so that options in respect of a maximum of 370,293 shares of our common stock (on a fully diluted basis) may be granted under the 2004 Option Plan. On March 27, 2007, we again amended the 2004 Option Plan so that options in respect of a maximum of 575,893 shares of our common stock (on a fully diluted basis) may be granted under the 2004 Option Plan. On November 4, 2009, we increased the maximum number of shares in respect of which stock options may be granted under the 2004 Option Plan from 575,893 shares of our common stock to 750,000 shares of our common stock.

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

The following table provides information about all equity compensation awards held by the named executive officers at December 26, 2009:

Outstanding Equity Awards at End of Fiscal Year 2009

	Option Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
John A. Lederer(1)	04/02/08	24,750	140,250	$100	04/02/18

Phillip A. Bradley(2)	01/01/09	2,000	18,000	$100	01/01/19

John K. Henry(3)(6)	12/30/06	6,156	5,244	$100	12/30/16
	07/30/04	30,600	—	$100	07/30/14

Joseph C. Magnacca(4)	09/29/08	17,500	32,500	$100	09/29/18

Charles R. Newsom(5)(6)	12/30/06	12,420	10,580	$100	12/30/16
	02/13/06	7,800	5,200	$100	02/13/16

(1)	Mr. Lederer received an initial grant of 165,000 options on April 2, 2008 in connection with his joining us. Sixty percent of the options will vest ratably in annual installments on each of April 2, 2009, April 2, 2010, April 2, 2011 and April 2, 2012, subject to Mr. Lederer’s continued employment, and 40% of the options will vest based on achievement of performance targets by the Company. Fifty percent of the performance portion of Mr. Lederer’s options will vest if and when our principal shareholder, Oak Hill, receives at least a 1.5x cash-on-cash return on its July 2004 investment in the Company, and the remaining fifty percent will vest if and when Oak Hill receives at least a 2x cash-on-cash return on its July 2004 investment in the Company, subject to Mr. Lederer’s continued employment through the date of any such return.
(2)	Mr. Bradley received an initial grant of 20,000 options on January 1, 2009 in connection with the commencement of his employment with us. The options granted to Mr. Bradley include two components: 1) 60% of the options are service-based with vesting that occurs in 25% increments on each of the first through fourth anniversary dates and 2) forty percent of the options are performance-based and vest at a rate of 25% per year of service, subject to both continued employment and to our achieving certain minimum internal Adjusted FIFO EBITDA targets, which was $95.0 million for the 2009 fiscal year. We achieved an internal Adjusted FIFO EBITDA of $99.0 million for the 2009 fiscal year and 25% of Mr. Bradley’s performance-based options have vested. The performance component also includes a provision to “catch up” missed annual performance vesting based upon achievement of minimum cumulative financial performance levels. In order for the remaining 75% of Mr. Bradley’s performance-based options to vest, we will need to achieve internal Adjusted FIFO EBITDA growth of approximately 11% in fiscal 2010, 14% in fiscal 2011 and 14% in fiscal 2012.

(3)	Mr. Henry received an initial grant of 30,600 options on July 30, 2004 in connection with the completion of the Acquisition by Oak Hill. These options were service-based and vested in equal 20% increments on each of the first through fifth anniversaries of the grant date. As of December 26, 2009, these options were 100% vested. Mr. Henry received an additional grant of 11,400 stock options on December 31, 2006. The options have a life of ten years and have been granted with an exercise price of $100.00 per share. The vesting terms are described in Note 6 below.
(4)	Mr. Magnacca received an initial grant of 50,000 options on September 29, 2008 in connection with the commencement of his employment with us. The options granted to Mr. Magnacca include two components: 1) 60% of the options are service-based with vesting that occurs in 25% increments on each of the first through fourth anniversary dates and 2) forty percent of the options are performance-based and vest at a rate of 25% per year of service, subject to both continued employment and to our achieving certain minimum internal Adjusted FIFO EBITDA targets, which was $95.0 million for the 2009 fiscal year. We achieved an internal Adjusted FIFO EBITDA of $99.0 million for the 2009 fiscal year and 25% of Mr. Magnacca’s performance-based options have vested. The performance component also includes a provision to “catch up” missed annual performance vesting based upon achievement of minimum cumulative financial performance levels. In order for the remaining portion of Mr. Magnacca’s performance-based options to vest, we will need to achieve internal Adjusted FIFO EBITDA growth of approximately 11% in fiscal 2010 and 14% in fiscal 2011.
(5)	Mr. Newsom received an initial grant of 13,000 options on February 13, 2006 in connection with the commencement of his employment with us. These options are service-based and vest in equal 20% increments on each of the first through fifth anniversaries of the grant date. Mr. Newsom received an additional grant of 23,000 stock options on December 31, 2006. The vesting terms are described in Note 6 below.
(6)	The options granted on December 30, 2006 include two components: 1) 60% of the options are service-based with vesting that occurs in 25% increments on each of the first through fourth anniversary dates and 2) 40% of the options are performance-based with vesting subject to our achieving certain minimum annual financial performance levels for fiscal years 2006 through 2010. The performance component also includes a provision to “catch up” missed annual performance vesting based upon achievement of minimum cumulative financial performance levels. Such performance levels are based on internal Adjusted FIFO EBITDA performance with annual vesting potential of 20% for each of the fiscal years 2006 through 2010. The performance options’ threshold performance was achieved for 2006 through 2009. The remaining 20% of performance-based options granted on December 30, 2006 will vest if we achieve an internal Adjusted FIFO EBITDA goal of approximately 11% million in fiscal 2010.

Phantom Stock

The following discussion of our phantom stock liability, which we refer to as “phantom stock,” relates to shares of phantom stock which became fully vested on July 30, 2006.

Certain senior vice presidents of Duane Reade Inc. were awarded phantom stock under a phantom stock plan that was adopted effective as of the date of the Acquisition, representing, in the aggregate, approximately 0.8% of the shares of our common stock (on a fully diluted basis). The phantom stock was originally granted to the senior vice presidents for future services and in exchange for relinquishing certain payments to which they were entitled in connection with the Acquisition and for entering into new employment letters.

Each eligible senior vice president entered into an award agreement under the Phantom Stock Plan under which he was awarded a specific number of shares of phantom stock. References to awards are references to the total number of shares of phantom stock granted to a particular senior vice president. This was a one time award of phantom stock to the senior vice presidents, and no other awards of phantom stock have been or are expected to be made. As of December 26, 2009, Mr. Henry is the only named executive officer holding shares of phantom stock. Each share of phantom stock corresponds to a share of our common stock. The phantom stock awards vested ratably over a two year period, subject to partial acceleration upon a change of control. As amended to comply with Section 409A of the Code, Mr. Henry’s award will be settled in cash or cash equivalents (or paid in common stock) on the earlier of either (a) a change in control that meets the requirements of Section 409A of the Code or (b) the later of July 1, 2009 or separation from service.

Any shares of our common stock received through the settlement of a phantom stock award are subject to the stockholders and registration rights agreement which is more fully described in “Certain Relationships and Related Transactions—Agreements Relating to Duane Reade Holdings—Stockholders and Registration Rights Agreement.” In addition, phantom stock awards participate in dividends to the same extent as the holders of our common stock.

Potential Payment Upon Termination or Change in Control for 2009

The following table describes the potential payments upon termination of employment or a change in control of Duane Reade for each of the named executive officers employed by us on December 26, 2009.

Benefits and Payments Upon Termination	Voluntary Termination	Termination for Cause or without Good Reason	Termination without Cause or for Good Reason prior to Change in Control	Termination without Cause or for Good Reason after Change in Control	Death
John A. Lederer
Severance Payment(1)	$—	$—	$1,688,466	$1,688,466	$—
Value of Stock Options(2)	—	—	—	—	—
Incentive Plan	—	—	630,000	630,000	630,000
Benefits(3)(12)	71,645	71,645	78,677	78,677	71,645

Total	$71,645	$71,645	$2,397,143	$2,397,143	$701,645

Phillip A. Bradley
Severance Payment(4)	$—	$—	$400,000	$400,000	$—
Value of Stock Options(2)	—	—	—	—	—
Incentive Plan	—	—	400,000	400,000	—
Benefits(5)(12)	35,039	35,039	38,555	38,555	35,039

Total	$35,039	$35,039	$838,555	$838,555	$35,039

John K. Henry
Severance Payment(4)	$—	$—	$460,000	$460,000	$—
Value of Stock Options(2)	—	—	—	—	—
Value of Phantom Shares(6)	—	—	—	—	—
Transaction Bonus Award(7)	—	—	—	—	—
Incentive Plan	—	—	322,000	322,000	—
Benefits(8)(12)	36,060	36,060	36,060	36,060	36,060

Total	$36,060	$36,060	$818,060	$818,060	$36,060

Joseph C. Magnacca
Severance Payment(9)	$—	$—	$920,000	$920,000	$—
Value of Stock Options(2)	—	—	—	—	—
Incentive Plan	—	—	425,500	425,500	—
Benefits(10)(12)	35,385	35,385	35,385	35,385	35,385

Total	$35,385	$35,385	$1,380,885	$1,380,885	$35,385

Charles R. Newsom
Severance Payment(9)	$—	$—	$920,000	$920,000	$—
Value of Stock Options(2)	—	—	—	—	—
Transaction Bonus Award(7)	—	—	—	—	—
Incentive Plan	—	—	322,000	322,000	—
Benefits(11)(12)	35,780	35,780	35,780	35,780	35,780

Total	$35,780	$35,780	$1,277,780	$1,277,780	$35,780

(1)	Mr. Lederer joined us as CEO on April 2, 2008. As defined in Mr. Lederer’s employment contract, if Mr. Lederer is terminated for cause or if he resigns without good reason (as those terms are defined in the employment agreement, summarized under “Chief Executive Officer Employment Arrangement” above), he will receive any accrued but unpaid base salary, vacation and business expenses. If Mr. Lederer’s employment terminates due to death or disability (as defined in the employment agreement), he will receive any accrued and unpaid base salary plus continuation of salary for up to six months, (or, in the case of disability, until he becomes eligible for long-term disability coverage), plus any earned but unpaid prior year’s bonus, together with a pro rata bonus for the year of termination. While not reflected in the above table, if Mr. Lederer were to become disabled, he would be eligible for a maximum benefit of half his annual base salary, or $450,000 at December 26, 2009.

If Mr. Lederer is terminated without cause or if he resigns for good reason, he will receive any earned but unpaid base salary, any earned but unpaid annual bonus plus cash severance equal to 24 months of base salary whose present value would be paid in a single lump sum, plus two times a severance bonus paid ratably for 24 months in accordance with our regular payroll practices. If Mr. Lederer’s termination occurs on or after the determination of the fiscal year 2009 annual bonus, the severance bonus would be the average of the two annual bonuses paid before the termination of his employment (without regard to his previously guaranteed minimum fiscal year 2008 annual bonus).

The amounts reflected in the table represent the present value of twice the current fiscal year 2009 annual base salary. The present value calculation utilized a 3.25% discount rate, which is the marginal borrowing rate on our asset-based revolving loan facility at December 26, 2009.

(2)	Based upon the exercise price of $100.00 per share and a December 26, 2009 valuation of our equity fair value, the stock options are considered to have no intrinsic value. Many of the options granted to our named executive officers provide that upon a termination without “cause,” or a voluntary termination for good reason, a portion of the entire next tranche of service-based options vest, and performance-based options have a six to twelve month tail post-employment during which they will vest if performance conditions are met; otherwise, all unvested stock options will be immediately forfeited. If the executive is terminated for “cause,” he or she will only be entitled to any unpaid salary and unused vacation earned through the termination date. All stock options, whether or not vested, shall be immediately forfeited upon the termination date. Terminations resulting from a change in control are deemed to occur “without cause,” and will result in the immediate vesting of all service-based stock options, whether or not previously vested.
(3)	As defined in Mr. Lederer’s employment letter, upon termination at December 26, 2009, he would be entitled to receive payment for: (i) accrued but unpaid salary through the date of termination ($34,615) and (ii) reimbursement for all properly documented business expenses incurred through the date of termination ($2,415). In addition, the table assumes we would pay Mr. Lederer for two weeks of unused vacation time. If Mr. Lederer’s employment is terminated by us without cause or by him for good reason, he will be entitled to medical coverage for 24 months ($7,032). While not reflected in the above table, if Mr. Lederer were to become disabled, he would be entitled to a maximum benefit of half his annual base salary, or $450,000 at December 26, 2009.
(4)	Represents one year of the named executive officer’s fiscal year 2009 annual base salary.
(5)	As defined in Mr. Bradley’s employment letter, upon termination, he would be entitled to receive payment for: (i) accrued but unpaid salary through the date of termination ($15,385) and (ii) reimbursement for all properly documented business expenses incurred through the date of termination ($4,270). In addition, the table assumes we would pay Mr. Bradley for two weeks of unused vacation time. If Mr. Bradley’s employment is terminated by us without cause or by him for good reason, he will be entitled to medical coverage for 12 months ($3,516). If Mr. Bradley’s employment is terminated by us without cause or by him for good reason, he will be entitled to a severance payment to be paid over 12 months equal to his prior 12 months’ base salary
(6)	Represents the value of the 100% vested portion of the named individual’s Phantom Share ownership, based upon the December 26, 2009 valuation.
(7)	On February 1, 2007 we entered into Transaction Bonus Award agreements with certain members of senior management under which these executives may receive a transaction bonus if they are employed by us on the date on which we are sold. Such Transaction Bonus Awards are payable in cash, at specified amounts, and are to be reduced by the value at the time of such sale (determined based on the price per share of our common stock to be received by our stockholders in connection with the sale) of any unexercised stock options granted under the 2004 Option Plan. These Transaction Bonus Awards are only payable in the event that we are sold on or prior to December 31, 2010 and if all of our annual targets for Adjusted FIFO EBITDA were achieved. We did not achieve our annual target for Adjusted FIFO EBITDA for fiscal 2009. The table above reflects no payments for Transaction Bonus Awards since they would not have been paid in the event that we were sold on December 26, 2009.
(8)	As defined in Mr. Henry’s employment letter, upon termination, he would be entitled to receive payment for: (i) accrued but unpaid salary through the date of termination ($17,692) and (ii) reimbursement for all properly documented business expenses incurred through the date of termination ($675). In addition, the table assumes we would pay Mr. Henry for two weeks of unused vacation time. If Mr. Henry’s employment is terminated by us without cause or by him for good reason, he will be entitled to a severance payment to be paid over 12 months equal to his prior 12 months’ base salary.
(9)	Represents two years of the named executive’s fiscal year 2009 annual base salary.
(10)	As defined in Mr. Magnacca’s employment letter, upon termination, he would be entitled to receive payment for: (i) accrued but unpaid salary through the date of termination ($17,692) and (ii) reimbursement for all properly documented business expenses incurred through the date of termination ($0). In addition, the table assumes we would pay Mr. Magnacca for two weeks of unused vacation time. If Mr. Magnacca’s employment is terminated by us without cause or by him for good reason, he will be entitled to a severance payment to be paid over 24 months equal to his prior 24 months’ base salary.

(11)	As defined in Mr. Newsom’s employment letter, upon termination, he would be entitled to receive payment for: (i) accrued but unpaid salary through the date of termination ($17,692) and (ii) reimbursement for all properly documented business expenses incurred through the date of termination ($396). In addition, the table assumes we would pay Mr. Newsom for two weeks of unused vacation time. If Mr. Newsom’s employment is terminated by us without cause or by him for good reason, he will be entitled to a severance payment to be paid over 24 months equal to his prior 24 months’ base salary.
(12)	We provide company-paid life insurance to each of our named executive officers with a death benefit of twice his annual salary, up to a maximum value of $500,000. This amount is reflected in the table; however, upon the incidence of accidental death, as defined in the insurance policy, the maximum value would increase to $1,000,000. Any amounts paid to the named executive’s estate would be paid by the insurance provider.

CEO Severance Arrangement

Mr. Lederer’s employment agreement provides for an initial term of four years, beginning on April 2, 2008. Thereafter, the agreement will continue for consecutive one-year periods unless either we or Mr. Lederer give the other party written notice that the agreement will terminate at the end of such term at least 90 days prior to the end of the initial term or any extension term. If either we or Mr. Lederer choose not to renew the term of the employment agreement, Mr. Lederer will receive any accrued base salary plus accrued but unpaid annual bonus and a pro-rata bonus for the year of termination.

If Mr. Lederer is terminated by us for cause or he resigns without good reason (as those terms are in his employment agreement and summarized under “Chief Executive Officer Employment Arrangement” above), he will receive any accrued but unpaid base salary, vacation and business expenses. If Mr. Lederer’s employment terminates due to death or disability (as defined in the employment agreement), he will receive any accrued and unpaid base salary plus continuation of salary for up to six months (until he becomes eligible for long-term disability coverage, in the case of disability), plus any earned but unpaid prior year’s bonus, together with a pro rata bonus for the year of termination.

If Mr. Lederer is terminated by us without cause or he resigns for good reason, he will receive any earned but unpaid base salary, any earned but unpaid annual bonus, plus cash severance equal to 24 months of base salary whose present value would be paid in a single lump sum, plus two times a severance bonus paid ratably for 24 months in accordance with the our regular payroll practices. If his employment terminates on or after the date on which the 2008 annual bonus is determined but before the 2009 annual bonus is determined, his severance bonus would be equal to the 2008 annual bonus (without regard to the guaranteed minimum 2008 annual bonus). If Mr. Lederer’s termination occurs on or after the date of determination of the 2009 annual bonus, the severance bonus would be the average of the two annual bonuses paid before the termination of his employment (without regard to the guaranteed minimum 2008 annual bonus).

If Mr. Lederer’s employment is terminated by us without cause or by him for good reason within twenty-four months following a change in control (as defined in Mr. Lederer’s stock option agreement) that meets the requirements of Section 409A of the Internal Revenue Code, his severance would be paid to him in a single lump sum within 10 days following his termination.

Mr. Lederer will be subject to customary restrictive covenants, including confidentiality restrictions of unlimited duration, and noncompetition and nonsolicitation restrictions during his employment and for two years following termination of employment for any reason (one year following the end of the employment term by reason of non-renewal).

If Mr. Lederer’s employment is terminated by us without “cause” (as defined in the employment agreement) or if he voluntarily resigns for “good reason” (as defined in the employment agreement and summarized below), then the next installment of his unvested service-based options will immediately vest in full, and all of his options that had already vested will remain exercisable for one year following his termination; any options that are unvested as of such termination will be forfeited. Upon termination by us without cause or for good reason, the portion of Mr. Lederer’s performance-based option grant that has not vested shall remain outstanding until the six-month anniversary of such termination. To the extent the applicable performance condition has not been attained as of such six-month anniversary, such portion of the performance-based option grant would be forfeited.

If Mr. Lederer had been discharged by us for “cause,” then all of his options, whether vested or unvested, would immediately be forfeited. If Mr. Lederer voluntarily resigned without “good reason,” then all of his unvested options would have been forfeited, but his vested options would remain exercisable for 90 days following his termination. If Mr. Lederer’s employment with us had terminated due to his death or disability, then a pro-rated portion (based on months of service before his termination) of the next installment of his unvested service-based options would have immediately vested in full, and together with all of his other then vested options, would have remained exercisable for a period of one year from the date of such termination. Any options that had been unvested as of such termination date would be forfeited.

If a “change in control” (as defined in the stock option agreement and summarized below) had occurred, then Mr. Lederer’s service-based options would have vested to the extent necessary for him to exercise his rights pursuant to a “tag along” sale, and to satisfy our rights with respect to a “drag along” sale, and if such “change in control” resulted in the attainment of the applicable performance vesting conditions, all or a portion of his performance-based options would have vested as of the date of the “change in control.” The terms and conditions of such “drag along” and “tag along” rights are set forth in the Stockholders and Registration Rights Agreement, dated as of July 30, 2004, among us, our subsidiaries as defined therein, Duane Reade, and any other parties which become parties thereto, to which Mr. Lederer became a party as a condition to the stock option grant, and a copy of which was filed as Exhibit 10.3 to our Form 10-K for the fiscal year ending December 25, 2004. See “Certain Relationships and Related Transactions—Agreements Relating to Duane Reade Holdings—Stockholders and Registration Rights Agreement.”

A “change in control” is defined in Mr. Lederer’s stock option agreement as:

•	Any independent third party or group other than the Oak Hill investors or an affiliate becoming an owner of at least 50% of our voting stock and having the right to appoint a majority of the board.

•

Any stockholder of ours (other than the Oak Hill affiliates, Duane Reade Shareholders, LLC or any Subsidiary of Duane Reade Shareholders, LLC) acquiring a greater voting interest than the Oak Hill investor group, and having the right to appoint a majority of the board.

•	If we adopt a plan of complete liquidation or sell substantially all of our assets to a third party.

•	The board adopting a resolution declaring a change in control.

•	Any independent third party or group other than the Oak Hill investors or an affiliate having the right to appoint a majority of the board.

•	Prior to an initial public offering, the Oak Hill investors failing to designate one or more Oak Hill-related persons to serve on the board.

•	Prior to an initial public offering, the Oak Hill investors failing to retain their power to appoint more than 51% of the Board appointable by OH Investor Group.

Senior Vice President Severance Arrangements

Each of our Senior Vice Presidents entered into letter agreements at the commencement of their employment with us. The terms of these letter agreements are established through arms-length negotiations with each Senior Vice President. The letter agreements create an at-will employment relationship with the Senior Vice President and provide for annual base salaries as well as any other compensation and benefit terms. The following is a summary of our severance arrangements for Senior Vice Presidents that are also named executive officers.

In the event we terminate Mr. Bradley’s employment for reasons other than for “cause,” or if Mr. Bradley terminates his employment with us for “good reason,” in each case before January 1, 2010, Mr. Bradley will be paid severance equal to his (a) 2009 base salary, payable in bi-weekly installments and (b) bonus for 2009 on the date it would otherwise be paid, and if we terminate Mr. Bradley’s employment for reasons other than for “cause,” or if Mr. Bradley terminates his employment with us for “good reason,” in each case on or after January 1, 2010, Mr. Bradley will be paid an amount equal to one year of the annual base salary in effect at the time of his termination, payable in bi-weekly installments. In addition, if Mr. Bradley’s employment is terminated by us without cause or by him for good reason, he will be entitled to continued medical coverage for 12 months. For purposes of Mr. Bradley’s employment letter, “cause” shall mean termination for: (1) a failure to follow lawful instructions of the Chief Executive Officer (other than any such failure resulting from death or incapacity due to physical or mental illness), provided that following a change in control of us (as defined in Mr. Bradley’s option agreement), any such failure will constitute cause only if it is willful; (2) serious misconduct, dishonesty or disloyalty which results from a willful act or omission and which is materially injurious (or if public could be materially injurious) to our reputation or financial interest including, without limitation, sexual or racial harassment of our employees, employees of our subsidiaries or other persons engaged in business with us or our subsidiaries; (3) being convicted of (or entering into a plea bargain admitting criminal guilt to) any felony; (4) willful and continued failure to substantially perform his duties; (5) commission of any act of fraud or embezzlement against us or any of our subsidiaries; (6) a material breach of any of our covenants or policies regarding the protection of our business interests including, without limitation, policies addressing confidentiality and non-competition; or (7) a material breach of his employment agreement. For purposes of Mr. Bradley’s employment letter, “good reason” shall mean: (a) the assignment of any duties materially and adversely inconsistent with his position as Senior Vice President, General Counsel and Secretary; (b) any intentional material breach by us of Mr. Bradley’s agreement, other than an isolated, insubstantial and inadvertent breach no occurring in bad faith and that is cured by us and (c) a requirement that he relocate more than 50 miles from our headquarters office. Mr. Bradley will be subject to restrictive covenants prohibiting him from competing with us in the New York greater metropolitan area and from soliciting our employees, generally during the period in which he is entitled to receive severance payments.

If the employment of Mr. Henry is terminated by us without cause or if Mr. Henry terminates his employment for good reason, he will be entitled to a severance payment to be paid in bi-monthly installments over 12 months equal to his prior 12 months’ base salary. Mr. Henry will be subject to restrictive covenants prohibiting him from competing with us in the New York greater metropolitan area and from soliciting our employees, generally during the period in which he is entitled to receive severance payments. For purposes of Mr. Henry’s employment letter, “cause” means: (1) the commission of any act of fraud or embezzlement against us or any of our subsidiaries; (2) being convicted of, or pleading guilty to, a felony; (3) intentional misconduct which is materially injurious (or if made public, could be materially injurious) to our reputation or financial interests, including, without limitation, sexual or racial harassment of our employees, employees of our subsidiaries or other persons engaged in business with us or our subsidiaries; (4) a material breach of any of our covenants or policies regarding the protection of our business interests including, without limitation, policies addressing confidentiality and non-competition; or (5) failure to follow the lawful instructions of the Board of Directors or CEO after having received prior written notice of such failure and such failure remains uncorrected after ten days of having received such written notice. For purposes of Mr. Henry’s employment letter, “good reason” means: (1) the assignment of any duties materially and adversely inconsistent with his position as Senior Vice President which results in a material and adverse change in his status, offices or titles with us; (2) a reduction in his salary from the rate that was in effect on July 30, 2004; or (3) a requirement that he relocate more than 20 miles outside the greater New York metropolitan area.

If the employment of Mr. Magnacca is terminated by us without cause or if Mr. Magnacca terminates his employment for good reason, he will be entitled to be paid severance equal to either: (1) two years of his annual base salary determined using his then-current salary rate in effect at the time of termination, payable in bi-weekly installments (should such termination occur prior to September 29, 2010); or (2) (should such termination occur on or after September 29, 2010) one year of his annual base salary determined using his then-current salary rate in effect at the time of termination plus the annualized average of the two annual bonuses paid to him prior to termination (without regard to any guaranteed minimum bonuses applicable to fiscal years 2008 and 2009), payable in bi-weekly installments. For purposes of Mr. Magnacca’s employment letter, “cause” shall mean termination for: (1) a failure to follow lawful instructions of the Chief Executive Officer; (2) serious misconduct, dishonesty or disloyalty which results from a willful act or omission and which is materially injurious (or if public could be materially injurious) to our reputation or financial interest including, without limitation, sexual or racial harassment of our employees, employees of our subsidiaries or other persons engaged in business with us or our subsidiaries; (3) being convicted of (or entering into a plea bargain admitting criminal guilt to) any felony; (4) willful and continued failure to substantially perform his duties; (5) commission of any act of fraud or embezzlement against us or any of our subsidiaries; (6) a material breach of any of our covenants or policies regarding the protection of our business interests including, without limitation, policies addressing confidentiality and non-competition; or (7) any other material breach of his employment letter agreement. For purposes of Mr. Magnacca’s employment letter, “good reason” shall include: (1) the assignment of any duties materially and adversely inconsistent with his position as Chief Merchandising Officer; and (2) a reduction in his annual base salary or target annual cash bonus opportunity. Mr. Magnacca will be subject to restrictive covenants prohibiting him from competing with us in the New York greater metropolitan area and from soliciting our employees, generally during the period in he is entitled to receive severance payments. In the event we terminate Mr. Magnacca’s employment for a reason other than for “cause,” we will reimburse him for moving expenses back to the Toronto metro vicinity, up to $25,000 in aggregate.

In the event that Mr. Magnacca is unable continue employment with us due to any injunction enforced against him by any person or entity other than us, including, without limitation, his previous employer, as a result of his breach of any restrictive covenants to which he is subject and which he has disclosed to us before August 17, 2008, we will (a) provide Mr. Magnacca with a severance/indemnity payment in an amount equal to $690,000.00 payable in bi-weekly installments (the “Special Severance”), provided, however, that, if so requested by us, for a period of up to six (6) months following the date of any such injunction Mr. Magnacca will use his best efforts to assist us in overturning such injunction (including, without limitation, not accepting employment with another employer) and we will not have any obligation to continue to pay him any remaining unpaid portion of the Special Severance if he accepts employment with another employer, and (b) pay Mr. Magnacca any costs or expenses (including reasonable attorneys’ fees) reasonably incurred in connection with the defense of any suit, action or proceeding brought by his previous employer in connection with our employment of him (and we will pay the amount of any damages for which he is liable). If in any instance the Special Severance is payable to Mr. Magnacca, then he will not be entitled to receive the severance to which he might otherwise be entitled upon a termination of employment.

Similar to our other Senior Vice Presidents, the employment of Mr. Newsom is “at will,” meaning that either he or we will be entitled to terminate his employment at any time and for any reason, with or without cause. In June 2008, the Compensation Committee passed a resolution to amend the severance provisions in Mr. Newsom’s employment agreement such that if Mr. Newsom is terminated other than for “cause” between April 1, 2008 and April 1, 2011, he would be entitled to receive severance payments for a period of 24 months following the effective date of such termination in a total amount equal to two times Mr. Newsom’s annual base salary at the rate in effect at the time of termination, payable in bi-weekly installments over a period of 24 months. In the event Mr. Newsom is terminated after April 1, 2011, he will be entitled to receive severance payments for a period of 12 months following the date of such termination. The total amount of Mr. Newson’s severance payments in such event will be equal to his annual base salary in effect at the time of termination, payable in bi-weekly installments over a period of 12 months. For purposes of his employment letter, “cause” means (1) a repeated refusal to comply with a lawful directive of the CEO, (2) serious misconduct, dishonesty or disloyalty directly related to the performance of duties for us, which results from a willful act or omission and which is materially injurious to our operations, financial condition or business reputation or any of our significant subsidiaries; (3) being convicted (or entering into a plea bargain admitting criminal guilt) in any criminal proceeding that may have an adverse impact on our reputation and standing in the community; (4) willful and continued failure to substantially perform his duties under his employment letter; or (5) any other material breach of his employment letter.

In the event of termination for cause, our Senior Vice Presidents will be entitled to any unpaid salary through the date of termination, plus any earned and accrued unused vacation pay or deferred compensation payments and reimbursement for all properly documented business expenses incurred through the date of termination.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of Duane Reade Inc.’s issued and outstanding common stock is held by Duane Reade Holdings, Inc., whose principal address is 440 Ninth Avenue, New York, New York 10001, and is approximately 99% beneficially owned by Oak Hill Capital Partners, L.P., whose principal address is 201 Main Street, Fort Worth, Texas 76102.

The table below sets forth, as at March 17, 2009, certain information regarding the beneficial ownership of the common stock of Duane Reade Holdings, Inc. by:

•	each of our current directors and each of our named executive officers individually;

•	each person who is known to be the beneficial owner of more than 5% of any class or series of capital stock; and

•	all directors and executive officers as a group

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

Shares of Common Stock Beneficially Owned

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Outstanding Shares
Duane Reade Shareholders, LLC(1)	2,594,977	99.2%
OHCP DR Co-Investors 2009 LLC(2)	1,196,261	31.4
OHCP DR Co-Investors 2007 LLC(3)	384,174	12.8
John A. Lederer(4)	44,750	1.7
John K. Henry(5)	38,466	1.4
Charles R. Newsom(6)	26,270	1.0
Joseph C. Magnacca(7)	17,500	*
Phillip A. Bradley(8)	5,000	*
Other	100	*
Michael S. Green	—	*
John P. Malfettone	—	*
Tyler J. Wolfram	—	*
All Officers & Directors (11 persons)	142,536	5.4%

(1)	Oak Hill, together with the equity co-investors, owns on a fully diluted basis 100% of the outstanding membership interests in Duane Reade Shareholders.
(2)	Oak Hill is the managing member of OHCP DR Co-Investors 2009, LLC. OHCP DR Co-Investors 2009, LLC holds warrants to purchase 1,196,261 shares of our common stock at an exercise price of $0.01 per share. OHCP DR Co-Investors 2009, LLC also owns 1,250,000 shares of our Series B preferred stock, par value $0.01 per share. The Series B redeemable preferred stock is immediately redeemable without penalty, at our option prior to the mandatory redemption date, at a liquidation preference of $100 per share plus any accrued and unpaid dividends through the date of redemption subject to a minimum aggregate return on capital (including the value of the warrants) of two times the investment amount. Each share of Series B preferred stock is convertible, at our option, immediately prior to an initial public offering into a number of shares of our common stock equal to the liquidation preference for such share of preferred stock, divided by the price per share of our common stock set forth in the final prospectus to be used in connection with the IPO. OHCP DR Co-Investors 2009, LLC is not deemed to beneficially own any shares of our common stock underlying the shares of Series B preferred stock.
(3)	Oak Hill is the managing member of OHCP DR Co-Investors 2007 LLC. OHCP DR Co-Investors 2007 LLC holds warrants to purchase 384,174 shares of our common stock at an exercise price of $75.00 per share. OHCP DR Co-Investors 2007 LLC also owns 525,334 shares of our Series A preferred stock, par value $0.01 per share, which currently have a liquidation value of $75.00 per share. Each share of preferred stock is convertible, at our option, immediately prior to an initial public offering into a number of shares of our common stock equal to the liquidation preference for such share of preferred stock, divided by the price per share of our common stock set forth in the final prospectus to be used in connection with the IPO. OHCP DR Co-Investors is not deemed to beneficially own any shares of our common stock underlying the shares of preferred stock.
(4)	Mr. Lederer owns 20,000 shares of the common stock of Duane Reade Holdings, Inc., representing, in the aggregate, less than 1% of Duane Reade Holdings, Inc. common stock. In addition, Mr. Lederer owns exercisable options to acquire 24,750 shares of Duane Reade Holdings, Inc. common stock. Mr. Lederer also has unexercisable options to acquire 140,250 shares of the common stock of Duane Reade Holdings, Inc., which represents approximately 5.4% of Duane Reade Holdings, Inc. common stock.
(5)	Mr. Henry owns exercisable options to acquire 38,466 shares of Duane Reade Holdings, Inc. common stock. Mr. Henry also has unexercisable options to acquire 3,534 shares of common stock of Duane Reade Holdings, Inc., which represents approximately 0.1% of Duane Reade Holdings, Inc. common stock.
(6)	Mr. Newsom owns exercisable options to acquire 26,270 shares of Duane Reade Holdings, Inc. common stock. Mr. Newsom also has unexercisable options to acquire 9,730 shares of the common stock of Duane Reade Holdings, Inc., which represents approximately 0.4% of Duane Reade Holdings, Inc. common stock.
(7)	Mr. Magnacca owns exercisable options to acquire 17,500 shares of Duane Reade Holdings, Inc. common stock. Mr. Magnacca also has unexercisable options to acquire 32,500 shares of the common stock of Duane Reade Holdings, Inc., which represents approximately 1.2% of Duane Reade Holdings, Inc. common stock.
(6)	Mr. Bradley owns exercisable options to acquire 5,000 shares of Duane Reade Holdings, Inc. common stock. Mr. Bradley also has unexercisable options to acquire 15,000 shares of the common stock of Duane Reade Holdings, Inc., which represents approximately 0.6% of Duane Reade Holdings, Inc. common stock.

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

The following table presents information as at December 26, 2009:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a)
Equity compensation plans approved by security holders	—	$0.00	—
Equity compensation plans not approved by security holders	514,192	$100.00	235,808

Total	514,192	$100.00	235,808

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Relationship with Oak Hill

Oak Hill Capital Partners, L.P. and certain related entities beneficially own approximately 99% of our common equity. Three Partners of Oak Hill (Mr. Wolfram, Mr. Green and Mr. Malfettone) serve as our directors. Those individuals all serve as directors of Duane Reade Inc. as well. We entered into the following agreements with affiliates of Oak Hill:

Issuance of Series A Preferred Stock and Common Stock Warrants—On March 27, 2007, certain affiliates of Oak Hill Capital Partners L.P. made an equity commitment of $39.4 million in the form of preferred stock and warrants to acquire (on a fully diluted basis as of March 27, 2009) approximately 11% of our common stock at an exercise price of $75.00 per share. The proceeds from this capital infusion were used, in part, to acquire up to eight store leases from the Gristedes supermarket chain and to fund certain other capital expenditures. The funds received in respect of this commitment in excess of funds needed for the acquisition were used to fund our normal capital spending, fund new store openings or reduce our outstanding debt. The first portion of this equity commitment of $13.0 million was funded on March 27, 2007. The balance of the $39.4 million commitment, in which certain members of senior management have also elected to participate, was funded on June 28, 2007. The Series A preferred stock has a 12 year mandatory redemption date from the issuance date and provides for an annual cash dividend of 10% payable quarterly subject to being declared by the Board of Directors. To the extent the dividends are not paid in cash, the dividends will cumulate on a quarterly basis to the extent not paid quarterly. Currently we would not be permitted under the agreements governing its indebtedness to pay such dividends in cash. As of December 26, 2009, we have completed the lease acquisitions for six of the former Gristedes locations and have opened new stores at each location. Our agreement with Gristedes has expired and we are not obligated to acquire the remaining two leases.

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

Issuance of Series B Preferred Stock and Common Stock Warrants—On August 7, 2009, certain affiliates of Oak Hill Capital Partners, L.P. made an equity investment of $125.0 million in the form of preferred stock and a warrant to acquire (on a fully diluted basis as of August 7, 2009) 25% of our common stock at an exercise price of $0.01 per share.

The Series B preferred stock has a mandatory redemption date of December 27, 2018. The holders of the Series B preferred stock are entitled to receive cumulative dividends at a rate equal to 15% per annum to be paid quarterly in cash, or cumulate and compound on a quarterly basis if such dividends are not declared by our Board of Directors. Our ability to declare and pay such dividends is subject to the asset-based revolving loan facility, which contains restrictions on declaring cash dividends. We may redeem each of the 1,250,000 shares of Series B preferred stock at any time at $100 per share plus any accrued and unpaid dividends through the date of redemption subject to a minimum aggregate return on capital (including the value of the warrant) of two times the investment amount. The Series B preferred stock will be immediately redeemable from time to time without penalty at our option, and we will also be required to redeem all outstanding shares of the preferred stock upon a change of control. We shall have the option, as of immediately prior to an initial public offering, to require the holders of the preferred stock to convert all of such holders’ preferred stock into such number of shares of common stock as is equal to the product of the number of shares of preferred stock being so converted multiplied by the quotient of the aggregate liquidation preference for all such shares of preferred stock divided by the price listing per share of common stock. The Company will not be required to redeem any shares of Series B Preferred Stock, upon a change of control or on the mandatory redemption date, or pay cash dividends at any time when such redemption or payment is expressly prohibited under the asset-based revolving loan facility.

The funds raised through the issuance of Series B preferred stock and the issuance of $300.0 million of senior secured notes due 2015 were used to purchase the outstanding senior secured floating rate notes due 2010, a portion of the senior subordinated notes, and to temporarily repay a portion of the outstanding balance under our asset-based revolving loan facility.

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

Amended and Restated Tax Sharing Agreement

Duane Reade Holdings, Inc. is the common parent of an affiliated group of corporations that includes Duane Reade Inc. and its corporate subsidiaries. Duane Reade Holdings, Inc. elected to file consolidated federal income tax returns on behalf of the group. On July 30, 2004, Duane Reade Holdings, Inc. and its subsidiaries entered into a tax sharing agreement, which was amended and restated on August 7, 2009 and October 6, 2009. Under the tax sharing agreement, Duane Reade Inc. and its corporate subsidiaries will make payments to Duane Reade Holdings, Inc. These payments will not be in excess of Duane Reade Inc.’s and its corporate subsidiaries’ tax liabilities, as if computed on a separate-entity basis. In addition, Duane Reade GP and Duane Reade International, LLC are each jointly and severally liable for, and will make all payments with respect to, certain obligations of their partners or members to the extent attributable to each such partner’s or member’s interest in Duane Reade GP and Duane Reade International, LLC. The amended and restated agreement permits the substitution of a new parent of the affiliated group of corporations that includes Duane Reade Holdings, Inc. and its corporate subsidiaries, without causing the agreement to terminate.

Service Agreement

We are party to a service agreement with EXLService Holdings, Inc. (“EXL”), an entity that is partially owned by Oak Hill Capital Management, Inc. (an affiliate of Oak Hill Capital Partners, L.P.). EXL is engaged by us to perform internal audit and internal control testing. Our agreement with EXL is terminable by either party. Our payments to EXL totaled approximately $0.5 million, $0.6 million and $0.6 million in 2009, 2008 and 2007, respectively.

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

Management Members’ Equity Participation

Members of our management own options to acquire shares representing in the aggregate approximately 9.0% of the outstanding common stock of Duane Reade Holdings, Inc. on a fully diluted basis at December 26, 2009. A former senior vice president and one current senior vice president own phantom stock representing in the aggregate approximately 0.5% of the outstanding common equity of our Company on a fully diluted basis at December 26, 2009.

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

Preemptive Rights Agreement

A preemptive rights agreement was entered into among certain Oak Hill entities, Duane Reade Shareholders, Duane Reade Holdings, Inc., Duane Reade Inc. and a former CEO (Mr. Cuti), certain current and former Senior Vice Presidents and certain former officers. The preemptive rights agreement contains, among other things, certain preemptive rights for management, providing that certain equity securities issued by Duane Reade Shareholders or any of its subsidiaries to the members of Duane Reade Shareholders (other than Mr. Cuti) must dilute the interests of all of the parties to the preemptive rights agreement on a proportionate basis. In connection with any such issuance of equity securities, each of Messrs. Cuti, Henry and Ray and the former officers have the right to purchase from the issuing entity a percentage of equity securities being issued equal to their percentage interest (including phantom stock interest) in Duane Reade Holdings, Inc. as of such time (and, in the case of Mr. Cuti, taking into account his interest in Duane Reade Shareholders as of such time). To the extent any such members of management no longer maintain equity interests in Duane Reade Shareholders or any of its subsidiaries, they will cease to be beneficiaries of the preemptive rights agreement.

Director Independence

Because we are not listed on any exchange, we are not subject to any listing standards for director independence. Under the NYSE listing standards, however, none of our directors are independent because each of our directors is either an officer or associated with Oak Hill.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees in fiscal years 2009 and 2008 for professional services rendered by our Independent Registered Public Accounting Firm, KPMG LLP.

Audit Fees

Our Independent Registered Public Accounting Firm, KPMG LLP, billed us an aggregate of $1,096,000 in fees during the 2009 fiscal year for professional services rendered in connection with the audit of our consolidated financial statements for the fiscal year ended December 26, 2009 and timely reviews of quarterly financial statements included in our quarterly reports on Form 10-Q during such fiscal year.

During the 2008 fiscal year, KPMG LLP billed us an aggregate of $907,000 in fees for professional services rendered in connection with the audit of our consolidated financial statements for the fiscal year December 27, 2008 and timely reviews of quarterly financial statements included in our quarterly reports on Form 10-Q during such fiscal year.

Audit Related Fees

During the fiscal year ended December 26, 2009, KPMG LLP billed us an aggregate of $193,603 for accounting consultations, consents, issuance of comfort letters and assistance with review of documents filed with the SEC.

During the fiscal year ended December 27, 2008, KPMG LLP billed us an aggregate of $50,575 in fees for the annual audit of our 401(k) benefit plan.

Tax Fees

Our Independent Registered Public Accounting Firm, KPMG LLP, did not bill us for any fees related to tax compliance, tax advice and tax planning during the last two fiscal years.

All Other Fees

Our Independent Registered Public Accounting Firm, KPMG LLP, did not bill us any other additional fees that are not disclosed under “Audit Fees,” “Audit Related Fees” or “Tax Fees” for the last two fiscal years.

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

PART IV

All of the services performed in connection with the fees detailed above were approved by the Audit Committee.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	The following documents are filed as a part of this report:

(i)	Financial Statements (see Part II—Item 8. Financial Statements and Supplementary Data)

(ii)	Exhibits:

For purposes of this list, “Company” refers to Duane Reade Holdings, Inc.

Exhibit No.	Description

2.1	Agreement and Plan of Merger (the “Merger Agreement”), dated as of December 22, 2003, as amended, by and among Rex Corner Holdings, LLC (now known as Duane Reade Shareholders, LLC), Rex Corner Acquisition Corp. (now known as Duane Reade Acquisition Corp.) and Duane Reade Inc. (incorporated by reference to Amendment No. 3 to Duane Reade Inc.’s Schedule 13-E3, filed July 30, 2004).

2.1(i)	Amendment No. 1 to the Merger Agreement, dated as of June 10, 2004, by and among Duane Reade Shareholders, LLC, Duane Reade Acquisition Corp. and Duane Reade Inc. (incorporated by reference to Exhibit 2.1 of Duane Reade Inc.’s Form 8-K dated June 14, 2004).

2.1(ii)	Amendment No. 2 to the Merger Agreement, dated as of June 13, 2004, by and among Duane Reade Shareholders, LLC, Duane Reade Acquisition Corp. and Duane Reade Inc. (incorporated by reference to Exhibit 2.2 of Duane Reade Inc.’s Form 8-K dated June 14, 2004).

2.1(iii)	Amendment No. 3 to the Merger Agreement, dated as of June 18, 2004, by and among Duane Reade Shareholders, LLC, Duane Reade Acquisition Corp. and Duane Reade Inc. (incorporated by reference to Exhibit 2.1 of Duane Reade Inc.’s Form 8-K dated June 21, 2004).

2.2*	Amended and Restated Securities Purchase Agreement, effective as of February 17, 2010, by and among Walgreen Co., the Company, Duane Reade Shareholders, LLC and other stockholders of the Company.

3.1(i)	Amended and Restated Certificate of Incorporation of Duane Reade Inc. (incorporated by reference to Exhibit 3.1(i) to Duane Reade Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2004 (the “3rd quarter 2004 10-Q”)).

3.1(ii)	Amended and Restated Bylaws of Duane Reade Inc. (incorporated by reference to Exhibit 3.1(ii) to the S-4 Registration Statement No. 333-120803 with respect to Duane Reade Inc.’s 9 3/4% Senior Subordinated Notes due 2011 (the “Senior Subordinated Notes”) (the “Senior Subordinated Notes S-4”)).

3.2(i)

Certificate of Incorporation of DRI I Inc. (incorporated by reference to Exhibit 3.2(i) to the S-1 Registration Statement No. 333-43313 with respect to the Company’s 9 1/4% Senior Subordinated Notes due 2008

(the “Notes S-1”)).

3.2(ii)	By-laws of DRI I Inc. (incorporated by reference to Exhibit 3.2(ii) of the Notes S-1).

3.3	Third Amended and Restated Partnership Agreement of Duane Reade (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2003).

3.4(i)	Certificate of Formation of Duane Reade International, LLC, dated July 23, 2009 (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2009).

3.4(ii)	Limited Liability Company Agreement of Duane Reade International, LLC, dated July 23, 2009 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2009).

3.5(i)	Certificate of Incorporation of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(i) to the Company’s Annual Report on Form 10-K for the year ended December 25, 1999 (the “1999 10-K”).

3.5(ii)	By-laws of Duane Reade Realty, Inc. (incorporated by reference to Exhibit 3.5(ii) to the 1999 10-K).

3.6(i)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Duane Reade Holdings, Inc., dated as of August 7, 2009 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated August 13, 2009).

3.6(ii)	Amended and Restated Certificate of Incorporation of Duane Reade Holdings, Inc. (incorporated by reference to Exhibit 3.1(i) to Duane Reade Inc.’s and Duane Reade’s S-4 Registration Statement No. 333-122206 with respect to Duane Reade Inc.’s and Duane Reade’s Senior Secured Floating Rate Notes due 2010 (the “Floating Rate Notes”) (the “Floating Rate Notes S-4”)).

3.6(iii)	Certificate of Amendment of the Certificate of Incorporation of Duane Reade Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated November 23, 2005).

3.6(iv)	By-laws of Duane Reade Holdings, Inc. (incorporated by reference to Exhibit 3.1(ii) to the Floating Rate Notes S-4).

3.6(v)	Certificate of Amendment of the Certificate of Incorporation of Duane Reade Holdings, Inc., dated March 27, 2007 (incorporated by reference to Exhibit 5.03 of the Company’s Form 8-K dated April 4, 2007).

3.7(i)	Certificate of Designations, Powers, Preferences and Rights of Series A Redeemable Preferred Stock of Duane Reade Holdings, Inc., dated as of March 27, 2007 (incorporated by reference to Exhibit 1.01(c) of the Company’s Form 8-K dated April 4, 2007).

3.7(ii)	Certificate of Corrections of the Certificate of Designations, Powers, Preferences and Rights of Series A Redeemable Preferred Stock of Duane Reade Holdings, Inc., dated as of April 16, 2007 (incorporated by reference to Exhibit 3.7(ii) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006).

3.8	Certificate of Designations, Powers, Preferences and Rights of Series B Redeemable Preferred Stock of Duane Reade Holdings, Inc., dated August 7, 2009 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated August 13, 2009).

4.1	Indenture governing the 11.75% Senior Secured Notes due 2015, dated as of August 7, 2009, by and among Duane Reade Inc. and Duane Reade as co-obligors, the guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the S-4 Registration Statement No. 333-162549 with respect to Duane Reade Inc.’s 11.75% Senior Secured Notes due 2015 (the “Senior Secured Notes”) (the “Senior Secured Notes S-4”)).

4.2	Form of Exchange Note (incorporated by reference to Exhibit 4.2 to the Senior Secured Notes S-4).

4.3	Registration Rights Agreement, dated as of August 7, 2009, by and among Duane Reade Inc. and Duane Reade as issuers, the guarantors named therein, and Goldman, Sachs & Co. and Banc of America Securities LLC, as the initial purchasers (incorporated by reference to Exhibit 4.3 to the Senior Secured Notes S-4).

4.4	Security Agreement, dated as of August 7, 2009, by and among the loan parties from time to time party thereto and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.4 to the Senior Secured Notes S-4).

4.5	Pledge Agreement, dated as of August 7, 2009, by and among the loan parties from time to time party thereto and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.5 to the Senior Secured Notes S-4).

4.6	Intercreditor and Collateral Agency Agreement, dated as of August 7, 2009, by and among the Company, Duane Reade Inc., Duane Reade, DRI I Inc., Duane Reade International, LLC, Duane Reade Realty, Inc. and U.S. Bank National Association, as indenture trustee and collateral agent (incorporated by reference to Exhibit 4.6 to the Senior Secured Notes S-4).

4.7	Indenture (the “Senior Subordinated Notes Indenture”) governing the Senior Subordinated Notes, dated as of July 30, 2004, between Duane Reade Acquisition Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the 3rd quarter 2004 10-Q).

4.8	Successor Supplemental Indenture to the Senior Subordinated Notes Indenture, dated as of July 30, 2004, between Duane Reade Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the 3rd quarter 2004 10-Q).

4.9	Co-obligor Supplemental Indenture to the Senior Subordinated Notes Indenture, dated as of July 30, 2004, among Duane Reade Inc., Duane Reade and DRI I Inc., Duane Reade Realty, Inc. and Duane Reade International, Inc. as guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the 3rd quarter 2004 10-Q).

4.10	Guarantor Supplemental Indenture to the Senior Subordinated Notes Indenture, dated as of July 30, 2004, among Duane Reade Inc., Duane Reade and DRI I Inc., Duane Reade Realty, Inc. and Duane Reade International, Inc., as guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the 3rd quarter 2004 10-Q).

4.11	Second Guarantor Supplemental Indenture to the Senior Subordinated Notes Indenture, dated as of March 25, 2005, among the Company, Duane Reade Inc., Duane Reade and DRI I Inc., Duane Reade Realty, Inc. and Duane Reade International, Inc. as guarantors and U.S. Bank National Association, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K dated March 31, 2005).

4.12	Supplemental Indenture to the Senior Subordinated Notes Indenture, dated as of July 31, 2009, among the Company, Duane Reade, Duane Reade Inc. and the guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K dated August 6, 2009).

4.13	Form of Senior Subordinated Note (incorporated by reference to Exhibit 4.5 to the 3rd quarter 2004 10-Q).

4.14	Registration Rights Agreement relating to the Senior Subordinated Notes, dated as of July 30, 2004, by and among Duane Reade Acquisition Corp. and Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse First Boston LLC and UBS Securities LLC, as initial purchasers (incorporated by reference to Exhibit 4.6 to the 3rd quarter 2004 10-Q).

4.15	Indenture governing the 2.1478% Senior Convertible Notes due 2022, dated as of April 16, 2002, between Duane Reade Inc., as issuer, the guarantors named therein and State Street Bank and Trust Company, as trustee (incorporated by reference to Exhibit 4.2 to Duane Reade Inc.’s Registration Statement on Form S-3 dated June 21, 2002 (the “Convertible Notes S-3”)).

4.16	Form of 2.1478% Senior Convertible Notes due 2022 (incorporated by reference to Exhibit 4.2 to the Convertible Notes S-3).

4.17	First Supplemental Indenture governing the 2.1478% Senior Convertible Notes due 2022, dated as of July 30, 2004, among Duane Reade Inc., as issuer, DRI I Inc., Duane Reade Realty, Inc. and Duane Reade International, Inc. as guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.9 to the 3rd quarter 2004 10-Q).

10.1	Duane Reade Inc. Phantom Stock Plan (incorporated by reference to Exhibit 10.1 to the 3rd quarter 2004 10-Q).

10.2	Duane Reade Holdings, Inc. Management Stock Option Plan (incorporated by reference to Exhibit 10.2 to the 3rd quarter 2004 10-Q).

10.3	Stockholders and Registration Rights Agreement, dated as of July 30, 2004, among the Company, Duane Reade Shareholders, LLC and certain members of the management of Duane Reade Inc. (incorporated by reference to Exhibit 10.3 to the 3rd quarter 2004 10-Q).

10.4	Tax Sharing Agreement, dated as of July 30, 2004, among the Company, and the Subsidiaries as defined therein, Duane Reade and any parties which become parties thereto (incorporated by reference to Exhibit 10.4 to the 3rd quarter 2004
10-Q).

10.5	Services Agreement, dated as of July 30, 2004, between Oak Hill Capital Management, Inc. and Duane Reade Acquisition Corp (incorporated by reference to Exhibit 10.5 to the 3rd quarter 2004 10-Q).

10.6	Letter Agreement, dated as of March 19, 2004, by and among Duane Reade Shareholders, LLC, Duane Reade Acquisition Corp. and Duane Reade Inc. (incorporated by reference to Amendment No. 3 to Duane Reade Inc.’s Schedule 13-E3, filed July 30, 2004).

10.7	Amended and Restated Employment Agreement, dated as of March 16, 2004, by and among Anthony J. Cuti, Duane Reade Acquisition Corp., Duane Reade Inc. and Duane Reade Shareholders, LLC. (incorporated by reference to Amendment No. 3 to the Company’s Schedule 13-E3, filed July 30, 2004).

10.8	Letter Agreement, dated as of March 16, 2004, by and between John K. Henry and Duane Reade Acquisition Corp. (incorporated by reference to Amendment No. 3 to Duane Reade Inc.’s Schedule 13-E3, filed July 30, 2004).

10.9	Letter Agreement, dated as of March 16, 2004, by and between Jerry M. Ray and Duane Reade Acquisition Corp. (incorporated by reference to Amendment No. 3 to Duane Reade Inc.’s Schedule 13-E3, filed July 30, 2004).

10.10	Purchase Agreement, dated as of August 7, 2009, between the Company and OHCP DR CO-INVESTORS 2009, LLC (incorporated by reference to Exhibit 10.2 to the Senior Secured Notes S-4).

10.11	Warrant to Purchase Shares of Common Stock of Duane Reade Holdings, Inc., dated as of August 7, 2009 (incorporated by reference to Exhibit 10.3 to the Senior Secured Notes S-4).

10.12	Amended and Restated Tax Sharing Agreement, dated as of October 6, 2009, by and among the Company and the Subsidiaries as defined therein, Duane Reade, Duane Reade International, LLC and any parties that become parties thereto (incorporated by reference to Exhibit 10.4 to the Senior Secured Notes S-4).

10.13	Dealer Managers Agreement, dated July 8, 2009, by and among Duane Reade Inc. and Duane Reade, as issuers, and Goldman, Sachs & Co. and Banc of America Securities LLC, as dealer managers (incorporated by reference to Exhibit 10.1 to the Senior Secured Notes S-4).

10.14	Credit Agreement, dated as of July 21, 2003, among Duane Reade, as the Borrower, Duane Reade Inc. and corporate subsidiaries as the Facility Guarantors, Various Financial Institutions set forth therein, as the Lenders, Fleet National Bank as the Administrative Agent and Issuing Bank, Fleet Retail Finance Inc. as the Collateral Agent, General Electric Capital Corporation as the Syndication Agent for the Lenders and Congress Financial Corporation as the Documentation Agent for the Lenders (incorporated by reference to Duane Reade Inc.’s Quarterly Report on Form 10-Q for the period ended June 28, 2003).

10.15	First Amendment to Credit Agreement, dated as of July 22, 2004, among Duane Reade, Duane Reade Inc., DRI I Inc., Duane Reade International, Inc. Duane Reade Realty, Inc. Fleet National Bank, as Issuing Bank and Administrative Agent, Fleet Retail Group, Inc. as Collateral Agent, Congress Financial Corporation, as Documentation Agent, General Electric Capital Corporation as Syndication Agent and Wells Fargo Retail Finance, LLC, as Syndication Agent and Co-Lead Arranger (incorporated by reference to the 3rd quarter 2004 10-Q).

10.16	Second Amendment to Credit Agreement, dated as of August 4, 2005, by and among Duane Reade, Duane Reade Inc., DRI I Inc., Duane Reade International, Inc., Duane Reade Realty, Inc., the Company, the Lenders party thereto, Fleet National Bank, as Issuing Bank and Administrative Agent, Fleet Retail Finance Inc., as Collateral Agent, Congress Financial Corporation, as Documentation Agent, General Electric Capital Corporation, as Syndication Agent and Wells Fargo Retail Finance, LLC, as Syndication Agent and Co-Lead Arranger (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K dated August 15, 2005).

10.17	Third Amendment to Credit Agreement, dated as of July 7, 2006, by and among Duane Reade, Duane Reade Inc., DRI I Inc., Duane Reade International, Inc., Duane Reade Realty, Inc., the Company, Bank of America, as Issuing Agent and Administrative Agent, Fleet Retail Group, LLC, as Collateral Agent, Wachovia Bank National Association, as Documentation Agent, General Electric Capital Corporation, as Syndication Agent and Wells Fargo Finance, LLC, as Syndication Agent and Co-Lead Arranger (incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the period ended July 1, 2006).

10.18	Fourth Amendment to Credit Agreement, dated as of September 28, 2007, by and among Duane Reade Inc., Duane Reade, the Company, DRI I Inc., Duane Reade International, Inc., Duane Reade Realty, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended September 29, 2007).

10.19	Fifth Amendment to Credit Agreement, dated as of August 7, 2009, by and among the Company, Duane Reade Inc., Duane Reade, DRI I Inc., Duane Reade International LLC, Duane Reade Realty, Inc., the lenders party thereto and Bank of America, N.A. as issuing bank and administrative agent (incorporated by reference to Exhibit 10.19 to the Senior Secured Notes S-4).

10.20	Facility Guarantee, dated as of July 21, 2003, among the Facility Guarantors, Fleet Retail Finance Inc., Fleet National Bank and the Lenders (incorporated by reference to Duane Reade Inc’s Quarterly Report on Form 10-Q for the period ended June 28, 2003).

10.21	Intellectual Property Security Agreement, dated as of July 21, 2003, between Duane Reade, the Facility Guarantors and Fleet Retail Finance Inc., as Collateral Agent (incorporated by reference to Duane Reade Inc’s Quarterly Report on Form 10-Q for the period ended June 28, 2003).

10.22	Security Agreement, dated as of July 21, 2003, among Duane Reade, the Facility Guarantors, and Fleet Retail Finance Inc., as Collateral Agent (incorporated by reference to Duane Reade Inc.’s Quarterly Report on Form 10-Q for the period ended June 28, 2003).

10.23	Ownership Interest Pledge Agreement, dated as of July 21, 2003, among Duane Reade Inc. and DRI I Inc., and Fleet Retail Finance Inc., as Collateral Agent (incorporated by reference to Duane Reade Inc.’s Quarterly Report on Form 10-Q for the period ended June 28, 2003).

10.24	Preferability Letter, dated as of May 13, 2002, issued by PricewaterhouseCoopers LLP, with respect to the Company’s change in accounting method of inventory valuation (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the period ended March 30, 2002).

10.25	Preemptive Rights Agreement, dated as of July 30, 2004, by and among the Company, Duane Reade Inc., Duane Reade Shareholders, LLC, Anthony J. Cuti, Oak Hill Capital Partners, L.P., Oak Hill Capital Management Partners, L.P., OHCP DR Co-Investors, LLC and the management stockholders listed therein (incorporated by reference to Exhibit 10.27 to the Floating Rate Notes S-4).

10.26	Form of Nonqualified Stock Option Agreement (Form I) pursuant to the Duane Reade Holdings, Inc. 2004 Management Stock Option Plan (incorporated by reference to Exhibit 10.26 to the Senior Secured Notes S-4).

10.27	Form of Nonqualified Stock Option Agreement (Form II) pursuant to the Duane Reade Holdings, Inc. 2004 Management Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Senior Secured Notes S-4).

10.28	Nonqualified Stock Option Agreement, dated as of July 30, 2004, by and between the Company and Anthony J. Cuti (incorporated by reference to Exhibit 10.29 to the Senior Secured Notes S-4).

10.29	Employment Agreement, dated as of November 21, 2005, between the Company and Richard W. Dreiling (incorporated by reference to Exhibit 10.21 to the registrant’s current report on Form 8-K, filed on November 23, 2005).

10.30	Letter Agreement, dated January 31, 2006, between Charles Newsom and the Company (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 10-K”)).

10.31	Employment Letter, dated August 29, 2006, between Vincent A. Scarfone and the Company (incorporated by reference to Exhibit 10.35 of the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2006).

10.32	Purchase Agreement, dated March 27, 2007, between Duane Reade Holdings, Inc. and OHCP DR Co-Investors 2007, LLC (incorporated by reference to Exhibit 1.01(a) of the Company’s Form 8-K dated April 4, 2007).

10.33	Warrant to Purchase Shares of Common Stock of Duane Reade Holdings, Inc., dated March 27, 2007 (incorporated by reference to Exhibit 1.01(b) of the Company’s Form 8-K dated April 4, 2007).

10.34	Conformed Copy of Employment Agreement by and between John A. Lederer and Duane Reade, Inc. dated as of March 13, 2008, as amended through May 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 2008).

10.35	Nonqualified Stock Option Agreement, dated as of April 2, 2008, between Duane Reade Holdings, Inc. and John A. Lederer 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 2008).

10.36	Conformed Copy of Employment Letter, dated as of February 27, 2006 and effective March 1, 2006, by and between Robert Storch and the Company (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008 (“2008 10-K”)).

10.37	Amendment to Letter Agreement, dated as of June 5, 2008, by and between Charles R. Newsom and the Company (incorporated by reference to Exhibit 10.41 of the 2008 10-K).

10.38	Employment Letter, dated as of August 17, 2008 and effective September 28, 2008, by and between Joseph C. Magnacca and the Company (incorporated by reference to Exhibit 10.42 of the 2008 10-K).

10.39	Employment Letter, dated as of September 3, 2008 and effective October 6, 2008, by and between Mark W. Scharbo and the Company (incorporated by reference to Exhibit 10.43 of the 2008 10-K).

10.40	Employment Letter, dated as of November 9, 2008 and effective December 1, 2008, by and between Frank V. Scorpiniti and the Company (incorporated by reference to Exhibit 10.44 of the 2008 10-K).

10.41	Employment Letter, dated as of January 9, 2009 and retroactive to January 1, 2009, by and between Phillip A. Bradley and the Company (incorporated by reference to Exhibit 10.45 of the 2008 10-K).

10.42*	Amended and Restated Management Incentive Letter, effective as of February 17, 2010 by and between John A. Lederer and the Company.

10.43*	Amended and Restated Management Incentive Letter, effective as of February 17, 2010 by and between Phillip A. Bradley and the Company.

10.44*	Amended and Restated Management Incentive Letter, effective as of February 17, 2010 by and between John K. Henry and the Company.

10.45*	Amended and Restated Management Incentive Letter, effective as of February 17, 2010 by and between Joseph C. Magnacca and the Company.

10.46*	Amended and Restated Management Incentive Letter, effective as of February 17, 2010 by and between Charles R. Newsom and the Company.

18.1	Preferability letter from KPMG LLP regarding change in accounting for store occupancy costs (incorporated by reference to Exhibit 18.1 of Duane Reade Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the 1999 10-K).

31.1*	Sarbanes-Oxley Section 302 Certification of the Company’s Chief Executive Officer (“CEO”).

31.2*	Sarbanes-Oxley Section 302 Certification of the Company’s Chief Financial Officer (“CFO”).

32**	Sarbanes-Oxley Section 906 Certifications of the Company’s CEO and CFO.

*	Filed herewith
**	Furnished herewith

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Duane Reade Holdings, Inc.:

Under date of March 25, 2010, we reported on the consolidated balance sheets of Duane Reade Holdings, Inc. and subsidiaries (the “Company”) as of December 26, 2009 and December 27, 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 26, 2009 which are included in the annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York March 25, 2010

Schedule II—Valuation & Qualifying Accounts (dollars in millions)

Year	Description	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions	Balance at End of Period
2007	Accounts Receivable	$2.0	$(0.2)	$—	$1.8
2008	Accounts Receivable	$1.8	$(0.1)	$—	$1.7
2009	Accounts Receivable	$1.7	$0.7	$—	$2.4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 2010

DUANE READE HOLDINGS, INC. (Registrant)

By:	/S/ JOHN K. HENRY
John K. Henry Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 25, 2010:

Name	Title

/S/ JOHN A. LEDERER John A. Lederer	Chief Executive Officer, Chairman of the Board of Directors and Director (Principal Executive Officer)

/S/ JOHN K. HENRY John K. Henry	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

/S/ MICHAEL S. GREEN Michael S. Green	Director

/S/ JOHN P. MALFETTONE John P. Malfettone	Director

/S/ TYLER J. WOLFRAM Tyler J. Wolfram	Director